Form 10-Q
period 1996-06-16
SMART & FINAL INC/DE
filed 1996-07-31
CIK 875751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   _________

                                   FORM 10-Q

       (Mark one)

              X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 16, 1996
                                                 -------------

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            _____    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                        Commission File Number 001-10811
                                               ---------


                               SMART & FINAL INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                  No. 95-4079584
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                4700 South Boyle Ave.
               Los Angeles, California                  90058
        (Address of principal executive offices)      (zip code)


Registrant's telephone number, including area code:      (213) 589-1054

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No     .
    -----   -----

The registrant had 20,327,616 shares of common stock outstanding as of July 23, 1996.

Number of Sequentially Numbered Pages:   46

Exhibit Index at Page:   13


================================================================================

                              SMART & FINAL INC.
                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                                              PAGE
Item 1.   Financial Statements
          Unaudited Condensed Consolidated Balance Sheets                       2
          Unaudited Condensed Consolidated Statements of Income                 3
          Unaudited Condensed Consolidated Statements of Cash Flows             4
          Notes to Unaudited Condensed Consolidated Financial Statements        5


Item  2.  Management's Discussion and Analysis of Financial Condition           7
          and Results of Operations



                                    PART II
                               OTHER INFORMATION



Item  1.   Legal Proceedings                                                   11
      2.   Changes in Securities                                               11
      3.   Defaults upon Senior Securities                                     11
      4.   Submission of Matters to a Vote of Security Holders                 11
      5.   Other Information                                                   11
      6.   Exhibits and Reports on Form 8-K                                    11

                        PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)

                                                               June 16,    December 31,
                                                                 1996         1995
                                                              ---------     ---------
                                                             (Unaudited)
ASSETS
- ------
Current assets:
      Cash and cash equivalents.............................  $  14,481     $  15,415
      Trade notes and accounts receivable, less
          allowance for doubtful accounts of
          $2,012 in 1996 and  $1,867 in 1995................     49,796        43,712
      Inventories ..........................................    118,058       117,129
      Prepaid expenses......................................      4,071         3,637
      Deferred tax asset....................................      7,385         7,385
                                                              ---------     ---------
             Total current assets...........................    193,791       187,278

Property, plant and equipment:
      Land..................................................      1,262         1,262
      Buildings and improvements............................      3,170         3,170
      Leasehold improvements................................     48,400        45,765
      Fixtures and equipment................................    123,515       111,564
                                                              ---------     ---------
                                                                176,347       161,761
      Less - Accumulated depreciation and
          amortization......................................     67,433        60,114
                                                              ---------     ---------
             Net property, plant and equipment..............    108,914       101,647

Assets under capital leases, net............................        622           246

Goodwill....................................................      8,040         8,136
Deferred tax asset..........................................      3,118         3,118
Other assets................................................     16,208        14,231
                                                              ---------     ---------
           Total assets.....................................  $ 330,693     $ 314,656
                                                              =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
      Current maturities of long term debt..................  $     160     $      39
      Bank line of credit...................................      9,000         2,675
      Accounts payable......................................     68,781        68,471
      Payable to Parent and affiliates......................        957         1,992
      Accrued salaries and wages............................      8,355         7,853
      Other accrued liabilities.............................     24,190        23,955
      Workers' compensation reserve.........................      2,800         2,800
                                                              ---------     ---------
             Total current liabilities......................    114,243       107,785

Long term liabilities:
      Notes payable, net of current maturities..............      8,355         8,176
      Bank debt.............................................     35,000        35,000
      Obligations under capital leases......................        642           410
      Postretirement and postemployment benefits ...........     21,617        21,798
                                                              ---------     ---------
             Total long term liabilities....................     65,614        65,384

Minority interest...........................................      1,590        1,435

Stockholders' equity:
      Preferred stock, $1 par value (authorized-
       10,000,000 shares; no shares issued)                           -            -
      Common stock, $ .01 par value (authorized-
      100,000,000 shares; 20,320,149 shares issued
       and outstanding in 1996 and 20,262,727 in 1995)......        203          203
      Additional paid-in capital............................    105,910       105,149
      Cumulative translation loss ..........................       (928)        (928)
      Retained earnings.....................................     44,061       35,628
                                                              ---------     ---------
             Total stockholders' equity.....................    149,246       140,052
                                                              ---------     ---------
           Total liabilities and stockholders' equity.......  $ 330,693     $ 314,656
                                                              =========     =========

  The accompanying notes are an integral part of these consolidated balance sheets.

                              SMART & FINAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                                                      Twelve Weeks Ended           Twenty-four Weeks Ended
                                                                   -------------------------       --------------------------
                                                                     June 16,      June 18,         June 16,       June 18,
                                                                      1996          1995             1996           1995
                                                                   -----------   -----------      -----------    -----------
                                                                         (Unaudited)                    (Unaudited)
Sales..........................................................    $   307,408   $   273,438      $   589,742    $   525,577
Cost of sales, buying and occupancy............................        256,685       228,381          494,621        440,407
Lease expense to affiliates....................................          4,041         3,939            8,009          7,858
                                                                   -----------   -----------      -----------    -----------
Gross margin...................................................         46,682        41,118           87,112         77,312
Operating and administrative expenses..........................         36,020        32,141           68,617         61,793
Warehouse start up costs.......................................              -         3,500                -          3,500
                                                                   -----------   -----------      -----------    -----------
   Income from operations......................................         10,662         5,477           18,495         12,019
                                                                   -----------   -----------      -----------    -----------
Interest income and (expense):
   Interest income.............................................            109           112              230            203
   Interest expense............................................           (827)         (453)          (1,550)          (980)
                                                                   -----------   -----------      -----------    -----------
                                                                          (718)         (341)          (1,320)          (777)
Income before provision for income taxes and
  minority share of net income.................................          9,944         5,136           17,175         11,242
Provision for income taxes.....................................          3,737         1,940            6,666          4,377
                                                                   -----------   -----------      -----------    -----------
                                                                         6,207         3,196           10,509          6,865
Minority share of net income...................................             48            48              155            138
                                                                   -----------   -----------      -----------    -----------
   Income from consolidated subsidiaries.......................          6,159         3,148           10,354          6,727

Equity earnings in unconsolidated subsidiary...................            109             -              109           (100)
                                                                   -----------   -----------      -----------    -----------
Net income.....................................................    $     6,268   $     3,148      $    10,463    $     6,627
                                                                   ===========   ===========      ===========    ===========
Earnings per common share......................................    $      0.30   $      0.15      $      0.50    $      0.32
                                                                   ===========   ===========      ===========    ===========
Dividend per common share......................................    $      0.05   $      0.05      $      0.10    $      0.10
                                                                   ===========   ===========      ===========    ===========
Weighted average common shares and common
  share equivalents............................................     21,244,861    20,689,942       21,156,589     20,616,162
                                                                   ===========   ===========      ===========    ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SMART & FINAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                    Twenty-four Weeks Ended
                                                                               ------------------------------
                                                                                June 16,              June 18,
                                                                                 1996                  1995
                                                                               --------              --------
                                                                                          (Unaudited)
 Cash Flows From Operating Activities:
          Net income ........................................................  $ 10,463              $  6,627
          Adjustments to reconcile net income to net
             cash provided by operating activities:
                 (Gain) loss on disposal of fixed assets ....................       (20)                  (69)
                 Depreciation and amortization ..............................     8,697                 6,990
                 Minority share of net income ...............................       155                   138
                 Equity (earnings) loss in unconsolidated subsidiary ........      (109)                  100
          (Increase) decrease in:
                 Trade notes and accounts receivable ........................    (6,084)                3,105
                 Inventories ................................................      (929)                1,239
                 Prepaid expenses and other .................................      (434)                  (11)
          Increase (decrease) in:
                 Accounts payable ...........................................     2,079                 4,130
                 Payable to Parent and affiliates ...........................    (1,035)                 (383)
                 Accrued liabilities ........................................       502                (1,070)
                 Other liabilities ..........................................       119                 6,662
                                                                               --------              --------
                       Net cash provided by operating activities ............    13,404                27,458
                                                                               --------              --------
 Cash Flows From Investing Activities:
          Acquisition of property, plant and equipment ......................   (16,906)              (16,100)
          Proceeds from disposal of property, plant and equipment ...........        50                    87
          Investment in and advance to unconsolidated subsidiary ............         -                  (350)
          Redemption of municipal bonds .....................................       225                   825
          Acquisition of municipal bonds ....................................      (325)               (1,075)
          Other .............................................................    (2,517)               (1,040)
                                                                               --------              --------

                       Net cash used in investing activities ................   (19,473)              (17,653)
                                                                               --------              --------

 Cash Flows From Financing Activities:
          Proceeds from issuance of common stock ............................       693                    89
          Bank credit line ..................................................     6,325                     -
          Borrowings (payments) on notes payable ............................       144                (1,069)
          Payments on long term debt ........................................         -                (2,727)
          Quarterly dividend paid ...........................................    (2,027)               (2,022)
                                                                               --------              --------

                      Net cash provided by (used in) financing activities ...     5,135                (5,729)
                                                                               --------              --------

 Increase (decrease) in cash and cash equivalents ...........................      (934)                4,076
 Cash and cash equivalents at beginning of period ...........................    15,415                10,494
                                                                               --------              --------
 Cash and cash equivalents at end of period .................................  $ 14,481              $ 14,570
                                                                               ========              ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SMART & FINAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

       Smart & Final Inc. (the "Company") is a Delaware corporation and is a
53.1 percent owned subsidiary of Casino USA, Inc. (the "Parent").

       The condensed consolidated balance sheet as of June 16, 1996, the condensed consolidated statements of income for the twelve and twenty-four weeks ended June 16, 1996, and June 18, 1995, and cash flows for the twenty-four weeks ended June 16, 1996 and June 18, 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

       These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K statement for the year ended December 31, 1995.

(2)    EARNINGS PER COMMON SHARE

       Earnings per common share is based on weighted average outstanding common shares which include the common stock equivalents related to employee stock options and a stock purchase agreement.

(3)    FISCAL YEARS

       The Company's fiscal year ends on the Sunday closest to December 31.
Each fiscal year consists of twelve week periods in the first, second and fourth quarters and a sixteen week period in the third quarter.

(4)    DIVIDEND

       On May 9, 1996, the Company declared a dividend of $0.05 per share to stockholders of record at July 5, 1996. The dividend was paid on July 26, 1996.

(5)    INCOME TAXES

       Tax sharing payments for state income taxes made by the Company to the Parent were $1,375,000 and $628,000 in the twenty-four weeks ended June 16, 1996 and June 18, 1995, respectively. The Company paid $4,855,000 and $2,700,000 in federal income taxes in the twenty-four week period ended June 16, 1996 and June 18, 1995, respectively.

(6)    STOCK OPTIONS

       Compensation expenses, associated with employee stock option grants was $152,128 for the twenty-four weeks ended June 18, 1995. These expenses were based upon the discounted option price at the date the options were granted. These compensation expenses were fully amortized at fiscal year end 1995.

(7)    LEGAL ACTIONS

       The Company has been named as defendant in various legal actions arising in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in significant liability to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K statement for the year ended December 31, 1995.

SUMMARY.

          Smart & Final Inc. (the "Company") reported net income of $6.3 million for the twelve weeks ended June 16, 1996, compared to net income of $3.1 million for the twelve weeks ended June 18, 1995.

          For the twenty four weeks ended June 16, 1996, the Company reported net income of $10.5 million compared to a net income of $6.6 million for the twenty four weeks ended June 18, 1995.

          The increase in earnings for the second quarter and the first half of 1996 reflects strong operating results and also was due to the high start up costs of the new Northern California distribution center which opened in April, 1995 which reduced earnings in the second quarter of 1995 by $3.5 million.

RESULTS OF OPERATIONS.

          The following table shows for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of total sales.


                                                                    TWELVE WEEKS ENDED                  TWENTY-FOUR WEEKS ENDED
                                                                    ------------------                  -----------------------
                                                                    JUNE 16,   JUNE 18,                   JUNE 16,     JUNE 18,
                                                                      1996       1995                       1996          1995
                                                                      ----       ----                       ----          ----
                                                                         (UNAUDITED)                            (UNAUDITED)
Sales:
   Store sales..............................................           78.0%       79.8%                    76.5%          77.7%
   Foodservice distribution sales...........................           22.0        20.2                     23.5           22.3
                                                                     ------      ------                   ------         ------
Total Sales.................................................          100.0%      100.0%                   100.0%         100.0%

Cost of sales, buying and occupancy.........................           83.5        83.5                     83.9           83.8
Lease expense to affiliates.................................            1.3         1.4                      1.4            1.5
                                                                     ------      ------                   ------         ------
Gross Margin................................................           15.2        15.0                     14.8           14.7
Operating and administrative expenses.......................           11.7        11.8                     11.6           11.8
Warehouse start up costs....................................              -         1.3                        -            0.7
                                                                     ------      ------                   ------         ------
   Income from operations...................................            3.5         2.0                      3.1            2.3

Other income and (expense):
   Interest income..........................................              -           -                        -              -
   Interest expense.........................................           (0.3)       (0.2)                    (0.3)          (0.2)
                                                                     ------      ------                   ------         ------
                                                                       (0.2)       (0.1)                    (0.2)          (0.1)

Income before provision for income tax, and
   minority share of net income.............................            3.2         1.9                      2.9            2.1
Provision for income taxes..................................            1.2         1.7                      1.1            0.8
                                                                     ------      ------                   ------         ------
                                                                        2.0         1.2                      1.8            1.3

Minority share of net income................................              -           -                        -              -
                                                                     ------      ------                   ------         ------
   Income from consolidated subsidiaries....................            2.0         1.2                      1.8            1.3
Equity earnings in unconsolidated subsidiaries..............              -           -                        -              -
                                                                     ------      ------                   ------         ------
   Net income...............................................            2.0%        1.2%                     1.8%           1.3%
                                                                     ======      ======                   ======         ======
*  Totals do not aggregate due to rounding.

BACKGROUND.

     The Company continued its expansion program in 1995 and 1996 as shown in the following table:

                                                         Two                   Year
                                Quarter Ended          Quarters Ended          Ended
                             -------------------   ----------------------   -----------
                             June 16,   June 18,    June 16,    June 18,    December 31,
                               1996       1995       1996         1995         1995
                             --------   --------   ---------   ----------   -----------
USA
  Store count beginning         159        145        155          144           144
  Stores opened:
   In new markets                 3          2          7            3             3
   In mature markets              -          -          -            -             8
                               ----       ----       ----         ----          ----
  Total                           3          2          7            3            11
  Relocations                     -          -          2            2             4
  Stores relocated                -          -         (2)          (2)           (4)
                               ----       ----       ----         ----          ----
  Ending number                 162        147        162          147           155

MEXICO
  Store count                     3          3          3            3             3
                               ----       ----       ----         ----          ----
  Grand Total                   165        150        165          150           158
                               ====       ====       ====         ====          ====


     Mexico operations are not consolidated and are reported on the equity basis.

     Although new stores are important to the Company's continued growth and profitability, each new store opening initially penalizes earnings because stores are not immediately profitable. In recent years new stores opened in existing market areas generally have achieved break even (after full allocation of all corporate expenses) within the first six to eighteen months and new stores opened in new market areas, which mature more slowly, generally have achieved break even in approximately three years.

     The Company plans to open approximately 20 new stores in the next twelve months. The Company intends to finance its expansion through capital resources available under lines of credit and cash flow provided through operations. Management anticipates that its planned expansion will not have a significant impact upon its liquidity or results of operations within the next twelve months.

     Each of the Company's fiscal years consists of twelve week periods in the first, second and fourth quarters of the fiscal year and a sixteen week period in the third quarter.


COMPARISON OF TWELVE WEEKS ENDED JUNE 16, 1996 WITH TWELVE WEEKS ENDED JUNE 18, 1995.

     Sales. Second quarter 1996 sales were $307.4 million, up 12.4% from the comparable 1995 period. Smart & Final Stores Corporation ("Smart & Final") store sales increased 10.0%. Store sales increased as a result of the new store openings and relocations in the United States which numbered fifteen in 1995 and nine in the first half of 1996.

     Comparable store sales for the second quarter of 1996 increased 4.2% over the prior year period. Comparable customer transactions for the second quarter increased 3.0% over the second quarter of 1995. Average comparable transaction size increased by 1.2%, to $32.49.

     Foodservice distribution sales for the second quarter increased to $67.5 million, with strong growth at Port Stockton where sales increased 45.3% and at Henry Lee with a sales increase of 16.4%. Port Stockton's sales growth was, in part, due to weak sales in the prior year during the start up of its new distribution center.

     Cost of Sales, Buying and Occupancy. These costs totaled $256.7 million in the second quarter of 1996, up 12.4% from the second quarter of 1995, consistent with the increase in sales. As a percentage of sales, these costs were 83.5% in the second quarter of each year.

     Lease Expense to Affiliates. Lease expense to affiliates increased by 2.6% from $3.9 million in the second quarter of 1995 to $4.0 million in the second quarter of 1996. As a percentage of sales, this expense declined from 1.4% of sales in the second quarter of 1995 to 1.3% in the current year quarter. The affiliates ceased acquiring new properties at the end of fiscal 1993, and the Company has leased properties from third parties since then. Lease expense to third parties is reflected in Cost of Sales, Buying, and Occupancy.

     Gross Margin. Gross margin increased 13.5% from $41.1 million in the second quarter of 1995 to $46.7 million in the second quarter of 1996. As a percentage of sales gross margin increased from 15.0% of sales in the second quarter of 1995 to 15.2% of sales in the current quarter. A factor in the increased gross margin percentage was a higher level of promotional pricing activity in the second quarter of 1995.

     Operating and Administrative Expenses. Operating and administrative expenses for the second quarter of 1996 were $36.0 million, up $3.9 million or 12.1% from the second quarter of 1995. Effective cost control resulted in these expenses declining as a percentage of sales from 11.8% in the second quarter of 1995 to 11.7% in the current year quarter.

     Warehouse Start Up Costs. A new 300,000 square foot distribution facility located in Stockton, California commenced operations in April, 1995 and incurred heavy initial start-up costs. These costs reduced second quarter 1995 earnings by $3.5 million. Operating efficiency has greatly improved over the past year. The distribution center is now serving 5,000 foodservice customers and 38 stores.

     Income from Operations. Income from operations was $10.7 million for the second quarter of 1996, up 94.7% from $5.5 million in the second quarter of 1995. The increase is due to strong operating results in the second quarter of 1996 and also due to the inclusion of $3.5 million of distribution center start-up costs in the second quarter, 1995 results.

     Interest Income and (Expense). Interest income and expense increased from $0.3 million of expense in the second quarter of 1995 to $0.7 million of expense in the second quarter of 1996. The increase is due to a $35.0 million increase in bank debt since second quarter of 1995.

COMPARISON OF TWENTY FOUR WEEKS ENDED JUNE 16, 1996 WITH TWENTY FOUR WEEKS ENDED JUNE 18, 1995.

     Sales. First half 1996 sales were $589.7 million, up 12.2% from the comparable 1995 period. Smart & Final store sales increased 10.5%. Store sales increased as a result of the twenty-four new and relocated stores opened since 1995. Comparable store sales increased 5.4% in the first half of 1996. Average comparable transaction size increased 1.8% to $32.24 in the first half of 1996.

     Foodservice sales increased to $138.7 million with strong year to year sales growth of 30.2% at Port Stockton and 16.1% at Henry Lee. Port Stockton's sales growth was, in part, due to weak sales in the prior year during the start up of its new distribution center.

     Cost of Sales, Buying and Occupancy. These costs totaled $494.6 million in the second quarter of 1996, up 12.3% from the second quarter of 1995, on a comparable increase in sales. As a percentage of sales, these costs increased slightly from 83.8% in the second quarter of 1995 to 83.9% in the second quarter of the current year.

     Lease Expense to Affiliates. Lease expense to affiliates increased by 1.9% from $7.9 million in the first half of 1995 to $8.0 million in the first half of 1996. As a percentage of sales, this expense declined from 1.5% of sales in the first half of 1995 to 1.4% in the current year half. The affiliates ceased acquiring new properties at the end of fiscal 1993, and the Company has leased properties from third parties since then. Lease expense to third parties is reflected in Cost of Sales, Buying, and Occupancy.

     Gross Margin. Gross margin increased 12.7% from $77.3 million in the first half of 1995 to $87.1 million in the first half of 1996. As a percentage of sales gross margin increased from 14.7% of sales in the first half of 1995 to 14.8% of sales in the current year. A factor in the increased gross margin percentage was a higher level of promotional pricing activity in the first half of 1995.

     Operating and Administrative Expenses. Operating and administrative expenses for the first half of 1996 were $68.6 million, up $6.8 million or 11.0% from the first half of 1995. Effective cost control resulted in these expenses declining as a percentage of sales from 11.8% in the first half of 1995 to 11.6% in the current year.

     Warehouse Start Up Costs. A new 300,000 square foot distribution facility located in Stockton, California commenced operations in April, 1995 and incurred heavy initial start-up costs. These costs reduced first half 1995 earnings by $3.5 million. Operating efficiency has greatly improved over the past year. The distribution center is now serving 5,000 foodservice customers and 38 stores.

     Income from Operations. Income from operations was $18.5 million for the first half of 1996, up 53.9% from $12.0 million in the first half of 1995. The increase is due to strong operating results in 1996 and also due to the inclusion of $3.5 million of distribution center start-up costs in the results of the first half of 1995.

     Interest Income and (Expense). Interest income and expense increased from $0.8 million of expense in the first half of 1995 to $1.3 million of expense in the current year. The increase is due to a $35.0 million increase in bank debt since the end of the second quarter of 1995.


FINANCIAL CONDITION.

     Cash and cash equivalents declined from $15.4 million at December 31, 1995, to $14.5 million at June 16, 1996. Cash provided by operating activities for the twenty four weeks ended June 16, 1996 was $13.4 million. Cash used for investing activities, primarily capital expenditures for property, plant, and equipment was $19.5 million. Cash used for payment of dividends was $2.0 million. Additional cash was provided by $6.3 million of borrowings under the Company's bank credit line and $0.7 million of proceeds from issuance of common stock.

     Trade notes and accounts receivable increased $6.1 million to $49.8 million primarily as a result of strong growth in foodservice distribution sales. Foodservice distribution sales are primarily on credit terms.

     Stockholders' equity increased by $9.1 million from $140.1 million at December 31, 1995 to $149.2 million at June 16, 1996 as result of the $10.5 million net income for the first twenty four weeks of 1996, and the $0.7 million proceeds from the issuance of common stock, net of the quarterly cash dividends of $2.0 million declared in the first two quarters of 1996.


LIQUIDITY AND CAPITAL RESOURCES.

     The Company's primary source of liquidity is cash flow from operations and retained earnings. Cash provided by operating activities was $13.4 million in the first half of 1996, down from $27.5 million in the comparable 1995 period. The decline is due to the very strong growth in foodservice distribution sales which increased trade notes and accounts payable.

     At June 16, 1996 the Company had cash of $14.5 million, $149.2 million of stockholders' equity, and $53.2 million of debt. The Company expects to be able to fund future internal growth, acquisitions and other cash requirements by a combination of available cash, cash from operations, borrowings and proceeds from the issuance of equity securities. The Company has $15.0 million of availability under its $50.0 million bank credit line.

                          PART II - OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS

       Not applicable.

ITEM 2 CHANGES IN SECURITIES

       Not applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

       Not applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Company's Annual Meeting of Stockholders, held on May 10, 1996, the Company's stockholders voted (i) to elect four directors of the Company to serve until the 1999 meeting and their successors have been elected and qualified; (ii) to approve Company's Non-Employee Director Stock Plan, and (iii) to ratify the selection of Arthur Andersen & Co., independent public accountants, as auditors for the Company for the year ending December 29, 1996.

       In the votes taken in the election of the four nominees for director, the results were as follows:

                            Total Shares   Total Votes
Name                         Voted For      WITHHELD
- ----                        ------------   -----------

Timm F. Crull                17,981,332      61,630
Martin A. Lynch              17,981,932      61,030
Georges Plassat              17,981,932      61,030
Ross E. Roeder               17,981,932      61,030

       In the vote taken to consider and vote upon the Company's Non-Employee Director Stock Plan, 17,891,059 shares voted for, 137,240 shares voted against and 14,572 shares voted to abstain. There were 91 broker non-votes.

       In the vote taken to ratify the selection of Arthur Andersen, 18,494,797 shares voted for, 5,054 voted against and 10,046 voted to abstain. There were no broker non-votes.

ITEM 5 OTHER INFORMATION

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, competitive pressures, changing economic conditions and the other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits:

            Exhibit Number              Description of Exhibit
            --------------              ----------------------

            10.67                       Asset Purchase Agreement
            27                          Financial Data Schedule

       (b)  Report on Form 8-K

            None

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SMART & FINAL INC.


                                        By:

Date:  July 24, 1996                          /s/ MARTIN A. LYNCH
                                        __________________________________

                                                 Martin A. Lynch
                                            Executive Vice President,
                                        Principal Financial Officer, and
                                   Principal Accounting Officer of the Company

                              SMART & FINAL INC.
                                 EXHIBIT INDEX

                                                          SEQUENTIALLY
                                                            NUMBERED
EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT                     PAGE
- --------------     ----------------------                 ------------

10.67              Asset Purchase Agreement                    14
27                 Financial Data Schedule