Form 10-Q
period 1996-10-06
SMART & FINAL INC/DE
filed 1996-11-04
CIK 875751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   _________


                                   FORM 10-Q

   (Mark one)

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         -----    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 6, 1996
                                                ---------------

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         -----     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

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

Yes   X   No      .
    -----    -----

The registrant had 20,334,304 shares of common stock outstanding as of October 31, 1996.

Number of Sequentially Numbered Pages:   13


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SMART & FINAL INC.
                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                                         Page

Item 1.   Financial Statements
          Unaudited Condensed Consolidated Balance Sheets                  2
          Unaudited Condensed Consolidated Statements of Income            3
          Unaudited Condensed Consolidated Statements of Cash Flows        4
          Notes to Unaudited Condensed Consolidated Financial Statements   5


Item 2.   Management's Discussion and Analysis of Financial Condition      7
          and Results of Operations



                                    PART II
                               OTHER INFORMATION


Item 1.   Legal Proceedings                                               12
Item 2.   Changes in Securities                                           12
Item 3.   Defaults upon Senior Securities                                 12
Item 4.   Submission of Matters to a Vote of Security Holders             12
Item 5.   Other Information                                               12
Item 6.   Exhibits and Reports on Form 8-K                                12

                         PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)

                                                                                                          October 6,    December 31,
                                                                                                             1996          1995
                                                                                                         -----------    ------------
ASSETS                                                                                                   (Unaudited)
------
Current assets:
      Cash and cash equivalents........................................................................  $    17,636    $    15,415
      Trade notes and accounts receivable, less
          allowance for doubtful accounts of
          $2,056 in 1996 and  $1,867 in 1995...........................................................       58,426         43,712
      Inventories .....................................................................................      122,583        117,129
      Prepaid expenses.................................................................................        7,007          3,637
      Deferred tax asset...............................................................................        7,385          7,385
                                                                                                         -----------    -----------
             Total current assets......................................................................      213,037        187,278

Property, plant and equipment:
      Land.............................................................................................        1,262          1,262
      Buildings and improvements.......................................................................        3,170          3,170
      Leasehold improvements...........................................................................       52,234         45,765
      Fixtures and equipment...........................................................................      129,425        111,564
                                                                                                         -----------    -----------
                                                                                                             186,091        161,761
      Less - Accumulated depreciation and
          amortization.................................................................................       72,904         60,114
                                                                                                         -----------    -----------
             Net property, plant and equipment.........................................................      113,187        101,647

Assets under capital leases, net.......................................................................          568            246

Goodwill...............................................................................................        9,131          8,136
Deferred tax asset.....................................................................................        3,118          3,118
Other assets...........................................................................................       17,146         14,231
                                                                                                         -----------    -----------
             Total assets..............................................................................  $   356,187    $   314,656
                                                                                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Current maturities of long term debt.............................................................  $       136    $        39
      Bank line of credit..............................................................................       21,000          2,675
      Accounts payable.................................................................................       67,547         68,471
      Payable to Parent and affiliates.................................................................        7,058          1,992
      Accrued salaries and wages.......................................................................        9,582          7,853
      Other accrued liabilities........................................................................       23,923         23,955
      Workers' compensation reserve....................................................................        2,800          2,800
                                                                                                         -----------   ------------
             Total current liabilities.................................................................      132,046        107,785

Long term liabilities:
      Notes payable, net of current maturities.........................................................        9,152          8,176
      Bank debt........................................................................................       35,000         35,000
      Obligations under capital leases.................................................................          743            410
      Postretirement and postemployment benefits ......................................................       21,187         21,798
                                                                                                         -----------   ------------
             Total long term liabilities...............................................................       66,082         65,384

Minority interest......................................................................................        1,601          1,435

Stockholders' equity:
      Preferred stock, $1 par value (authorized-
       10,000,000 shares; no shares issued)                                                                        -              -
      Common stock, $ .01 par value (authorized-
      100,000,000 shares; 20,329,417 shares issued
       and outstanding in 1996 and 20,262,727 in 1995).................................................          203            203
      Additional paid-in capital.......................................................................      106,042        105,149
      Cumulative translation loss .....................................................................         (928)          (928)
      Retained earnings................................................................................       51,141         35,628
                                                                                                         -----------    -----------
             Total stockholders' equity................................................................      156,458        140,052
                                                                                                         -----------    -----------
             Total liabilities and stockholders' equity................................................  $   356,187    $   314,656
                                                                                                         ===========    ===========
           The accompanying notes are an integral part of these consolidated balance sheets.



                              SMART & FINAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts )

                                                                 Sixteen Weeks Ended                     Forty Weeks Ended
                                                           -------------------------------         ------------------------------
                                                            October 6,          October 8,          October 6,        October 8,
                                                               1996                1995                1996              1995
                                                           -----------         -----------         -----------        -----------
                                                                     (Unaudited)                             (Unaudited)

   Sales...........................................        $   406,448          $  365,276         $   996,190         $  890,853
   Cost of sales, buying and occupancy.............            342,347             307,390             836,968            747,797
   Lease expense to affiliates.....................              5,548               5,426              13,557             13,284
                                                           -----------         -----------         -----------        -----------
   Gross margin....................................             58,553              52,460             145,665            129,772
   Operating and administrative expenses...........             44,328              40,450             112,945            102,243
   Warehouse start up costs........................                  -                 750                   -              4,250
                                                           -----------         -----------         -----------        -----------
          Income from operations...................             14,225              11,260              32,720             23,279
                                                           -----------         -----------         -----------        -----------
   Interest income and (expense):
          Interest income..........................                133                 139                 363                342
          Interest expense.........................             (1,246)               (743)             (2,796)            (1,723)
                                                           -----------         -----------         -----------        -----------
                                                                (1,113)               (604)             (2,433)            (1,381)
   Income before provision for income taxes
      and minority share of net income ............             13,112              10,656              30,287             21,898
   Provision for income taxes......................              5,054               4,046              11,720              8,423
                                                           -----------         -----------         -----------        -----------
                                                                 8,058               6,610              18,567             13,475
   Minority share of net income....................                 11                  21                 166                159
                                                           -----------         -----------         -----------        -----------
         Income from consolidated subsidiaries.....              8,047               6,589              18,401             13,316

   Equity earnings in unconsolidated subsidiary ...                 50                   -                 159               (100)
                                                           -----------         -----------         -----------        -----------

  Net income ......................................        $     8,097         $     6,589         $    18,560        $    13,216
                                                           ===========         ===========         ===========        ===========
  Earnings  per common share ......................        $      0.38         $      0.32         $      0.88        $      0.64
                                                           ===========         ===========         ===========        ===========
  Dividend per common share........................        $      0.05         $      0.05         $      0.15        $      0.15
                                                           ===========         ===========         ===========        ===========
  Weighted average common shares and
        common share equivalents...................         21,279,572          20,789,047          21,205,782         20,685,316
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




                                                        SMART & FINAL INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (dollars in thousands)

                                                                                             Forty Weeks Ended
                                                                                      -------------------------------
                                                                                        October 6,         October 8,
                                                                                          1996               1995
                                                                                      --------------   --------------
                                                                                              (Unaudited)
                Cash Flows From Operating Activities:
                     Net income ................................................      $   18,560           $   13,216
                     Adjustments to reconcile net income to net
                      cash provided by operating activities:
                           (Gain) loss on disposal of fixed assets..............            (144)                (102)
                            Depreciation and amortization.......................          14,978               12,082
                            Minority share of net income........................             166                  159
                            Equity (earnings) loss in unconsolidated subsidiary.            (159)                 100
                     (Increase) decrease in :
                            Trade notes and accounts receivable.................         (13,666)              (1,509)
                            Inventories.........................................          (5,048)              (4,654)
                            Prepaid expenses and other..........................          (3,370)                (842)
                     Increase (decrease) in :
                            Accounts payable....................................              81                 (406)
                            Payable to Parent and affiliates....................           5,066                 (657)
                            Accrued liabilities.................................           1,729               (1,262)
                            Other liabilities...................................            (574)               6,327
                                                                                      ----------           ----------
                           Net cash provided by operating activities............          17,619               22,452
                                                                                      ----------           ----------
                Cash Flows From Investing Activities:
                     Acquisition of property, plant and equipment ..............         (26,581)             (23,704)
                     Proceeds from disposal of property, plant and equipment....             391                  123
                     Acquisition of business....................................          (1,468)                   -
                     Investment in and advance to unconsolidated subsidiary.....               -                 (350)
                     Redemption of municipal bonds..............................             225                  825
                     Acquisition of municipal bonds.............................            (325)              (1,075)
                     Other......................................................          (4,028)              (4,568)
                                                                                      ----------           ----------
                           Net cash used in investing activities................         (31,786)             (28,749)
                                                                                      ----------           ----------
                Cash Flows From Financing Activities:
                     Proceeds from issuance of common stock.....................             820                  376
                     Bank credit line...........................................          18,325               16,000
                     Borrowings (payments) on notes payable.....................             286               (1,248)
                     Payments on long term debt.................................               -               (1,610)
                     Quarterly dividend paid....................................          (3,043)              (3,033)
                                                                                      ----------           ----------
                           Net cash provided by  financing activities...........          16,388               10,485
                                                                                      ----------           ----------
            Increase  in cash and cash equivalents..............................           2,221                4,188

            Cash and cash equivalents at beginning of period....................          15,415               10,494
                                                                                      ----------           ----------
            Cash and cash equivalents at end of period..........................      $   17,636           $   14,682
                                                                                      ==========           ==========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                              SMART & FINAL INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a 53.08 percent owned subsidiary of Casino USA, Inc. (the "Parent").

     The condensed consolidated balance sheet as of October 6, 1996, the condensed consolidated statements of income for the sixteen and forty weeks ended October 6, 1996 and October 8, 1995, and the condensed consolidated statements of cash flows for the forty weeks ended October 6, 1996 and October 8, 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

(4)  Dividend

     On September 13, 1996 the Company declared a dividend of $0.05 per share to stockholders of record at October 16, 1996. The dividend was paid on October 25, 1996.

(5)  Income taxes

     Tax sharing payments for state income taxes made by the Company to the Parent were $1,535,000 and $1,176,000 in the forty weeks ended October 6, 1996 and October 8, 1995 respectively. The Company paid $8,555,000 and $5,800,000 in federal income taxes in the forty week period ended October 6, 1996 and October 8, 1995, respectively.

(6)  Stock Options

     Compensation expenses, associated with employee stock option grants was $152,128 for the forty weeks ended October 8, 1995. These expenses were based upon the discounted option price at the date the options were granted. These compensation expenses were fully amortized at fiscal year end 1995.

(7)  Warehouse Start Up Costs

     In 1995, in anticipation of the commencement of operations of the Company's new distribution center in Northern California, the Company increased its staffing levels and incurred certain other costs totaling approximately $4.3 million. Significant delays in commencement of operations resulted in labor inefficiencies, travel and move costs and significantly increased promotion allowances and product discounts in order to maintain customer relationships during the period of delay. These costs have been classified as warehouse start-up costs in the accompanying income statement for the sixteen and forty weeks ended October 8, 1995.

(8)   Legal Actions

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

Summary.

          Smart & Final Inc. (the "Company") reported net income of $8.1 million for the sixteen weeks ended October 6, 1996, compared to $6.6 million for the sixteen weeks ended October 8, 1995.

          For the forty weeks ended October 6, 1996, the Company reported net income of $18.6 million compared to a net income of $13.2 million for the forty weeks ended October 8, 1995.

          The increase in earnings for the first three quarters of 1996 compared to the prior year results was due to inclusion in the 1995 results of start up costs of the new Northern California distribution center which opened in Stockton, in April, 1995, along with strong operating results in the first three quarters of the current year.

Results of Operations.

  The following table shows for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of total sales.

                                                   SIXTEEN WEEKS ENDED                 FORTY WEEKS ENDED
                                                 ----------------------              ----------------------
                                                 OCTOBER 6,   OCTOBER 8,             OCTOBER 6,   OCTOBER 8,
                                                   1996         1995                   1996         1995
                                                 ----------   ----------             ----------   ----------
Sales:
  Stores sales...............................       76.1%        80.4%                  76.3%        78.8%
  Foodservice distribution sales.............       23.9         19.6                   23.7         21.2
                                                   -----        -----                  -----        -----
Total sales..................................      100.0%       100.0%                 100.0%       100.0%

Cost of sales, buying and occupancy..........       84.2         84.2                   84.0         83.9
Lease expense to affiliates..................        1.4          1.5                    1.4          1.5
                                                   -----        -----                  -----        -----
Gross margin.................................       14.4         14.4                   14.6         14.6
Operating and administrative expenses........       10.9         11.1                   11.3         11.5
Warehouse start up costs.....................          -          0.2                      -          0.5
                                                   -----        -----                  -----        -----
  Income from operations.....................        3.5          3.1                    3.3          2.6
                                                   -----        -----                  -----        -----
Other income and (expense):
  Interest income............................         -            -                      -            -
  Interest expense...........................       (0.3)        (0.2)                  (0.3)        (0.2)
                                                   -----        -----                  -----        -----
                                                    (0.3)        (0.2)                  (0.2)        (0.2)
Income before provision for income taxes and
  minority share of net income...............        3.2          2.9                    3.0          2.5
Provision for income taxes...................        1.2          1.1                    1.2          0.9
                                                   -----        -----                  -----        -----
                                                     2.0          1.8                    1.9          1.5
Minority share of net income.................         -            -                      -            -
                                                   -----        -----                  -----        -----
  Income from consolidated subsidiaries......        2.0          1.8                    1.8          1.5
Equity earnings in unconsolidated subsidiary.         -            -                      -            -
                                                   -----        -----                  -----        -----
  Net income.................................        2.0%         1.8%                   1.9%         1.5%
                                                   -----        -----                  -----        -----

*  Totals do not aggregate due to rounding

Background.

  The Company continued its expansion program in 1995 and 1996 as shown in the following table:

                                                           Three               Year
                                 Quarter Ended         Quarters Ended          Ended
                                 -------------         --------------         -------
                                 Oct. 6  Oct. 8         Oct. 6  Oct. 8        Dec. 31
                                 1996     1995          1996     1995           1995
                                 ------  ------         ------  ------        -------
USA
  Beginning number                 162     147            155     144           144
  Stores opened:
    In new markets                   1       -              8       3             3
    In mature markets                1       3              1       3             8
                                 -----   -----          -----   -----         -----
  Total                              2       3              9       6            11
  Relocations                        2       1              4       3             4
  Stores Relocated                  (2)     (1)            (4)     (3)           (4)
                                 -----   -----          -----   -----         -----
  Ending number                    164     150            164     150           155

MEXICO
  Store Count                        3       3              3       3             3

                                 -----   -----          -----   -----         -----
Grand Total                        167     153            167     153           158
                                 =====   =====          =====   =====         =====

     Mexico operations are not consolidated and are reported on the equity basis. There are currently two additional stores in Mexico expected to open in the fourth quarter.

     The initial six stores in Florida commenced operations in Florida in the first half of 1996, and four more are under construction and are expected to open in the fourth quarter.

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

     The Company plans to open approximately 20 new U.S. stores including Florida in the next twelve months including at least 6 relocations. The Company intends to finance its expansion through capital resources available under lines of credit, cash flow provided through operations and operating leases. Management anticipates that its planned expansion will not have a significant impact upon its liquidity or results of operations within the next twelve months.

     Each of the Company's fiscal years consists of twelve week periods in the first, second and fourth quarters of the fiscal year and a sixteen week period in the third quarter.

Comparison of Sixteen Weeks ended October 6, 1996 with Sixteen Weeks Ended October 8, 1995.

     Sales. Third quarter 1996 sales were $406.4 million, up 11.3% from the comparable 1995 period. Smart & Final Stores Corporation ("Smart & Final") store sales increased 5.3%. Store sales increased as a result of the new store openings and relocations in the United States which numbered fifteen in 1995 and thirteen in the first three quarters of 1996.

     Comparable store sales for the third quarter of 1996 increased 0.5% over the prior year period. Same store sales weakened from the prior year quarter because of unusually competitive pricing on tobacco products which weakened comparable sales by 1.5% and by higher new store cannibalization of existing stores. Cannibalization reduced same store sales by 1.5% in the third quarter of 1996 and 0.6% in the third quarter of 1995. Comparable customer transactions for the third quarter decreased 0.4% from the third quarter of 1995. Average comparable transaction size increased by 0.9%, to $32.17.

     Port Stockton Foods ("Port Stockton") reported sales of $42.0 million, up 93.9% from $21.6 million in the prior year quarter, while Henry Lee Company ("Henry Lee") contributed $54.7 million of sales, an increase of 12.8%.

    Cost of Sales, Buying and Occupancy. These costs totaled $342.3 million in the third quarter of 1996, up 11.4% from the third quarter of 1995. As a percentage of sales, these costs were flat at 84.2% in the third quarter of each year.

     Lease Expense to Affiliates. Lease expense to affiliates increased by 2.2% from $5.4 million in the third quarter of 1995 to $5.5 million in the third quarter of 1996. Of the twenty eight stores opened in 1995 and the first three quarters of 1996 (eight of which were relocations), none were leased from affiliates. This expense is declining because the Company's affiliates ceased acquiring new properties at the end of fiscal 1993. As a percentage of sales this expense declined from 1.5% of sales in the third quarter of 1995 to 1.4% in the current year quarter.

     Gross Margin. As a result of the stability in the cost of sales, buying and occupancy and the slight increase in Lease expense to affiliates, gross margin increased at approximately the same rate as sales, rising 11.6% from $52.5 million to $58.6 million. As a percentage of sales, gross margin was flat, at 14.4% in each of the third quarters.

     Operating and Administrative Expenses. Operating and administrative expenses for the third quarter of 1996 were $44.3 million, up $3.9 million or 9.6% from the third quarter of 1995. Direct store expenses and general and administrative expenses declined, as a percentage of sales, from the prior year third quarter. As a percentage of sales, total operating and administrative expenses decreased from 11.1% in the third quarter of 1995 to 10.9% in the current year quarter.

     Warehouse Start Up Costs. A new distribution facility located in Stockton, California commenced operations in April, 1995. The new facility now serves the 5,000 foodservice operator customers of Port Stockton Foods and 40 Northern California Smart & Final stores. Start up costs of the new facility amounting to $0.8 million were included in the third quarter 1995 results.

     Income from Operations. Income from operations was $14.2 million for the third quarter of 1996, up 26.3% from $11.3 million in the third quarter of 1995. As a percentage of sales income from operations increased from 3.1% of sales to 3.5%.

     Other Income and (Expense). Other income and expense increased from $0.6 million of expense in the third quarter of 1995 to $1.1 million of expense in the third quarter of 1996. The increase is due to interest costs incurred on debt arising from capital expenditures and working capital increases related to the Company's growth program.

Comparison of Forty Weeks Ended October 6, 1996 with Forty Weeks Ended October 8, 1995.

     Sales. For the first three quarters of 1996 sales were $996.2 million, up 11.8% from the comparable 1995 period. Smart & Final store sales increased 8.3%. Store sales increased as a result of the twenty eight new stores opened and relocated since the beginning of 1995. Comparable store sales increased 3.3% in the first three quarters. Same store sales were not as strong in the current year as in 1995 due to unusually competitive retailing of tobacco products and due to higher new store cannibalization of existing stores. Comparable customer transactions were up 1.9% over the prior year. Average transaction size increased by 1.4% to $32.21 in the first three quarters of 1996.

     Port Stockton reported sales of $82.0 million, up 56.5% from $52.4 million in the first three quarters of 1995. Henry Lee sales were $152.9 million, up 14.9% from the prior year period.

     Cost of Sales, Buying, and Occupancy. These costs totaled $837.0 million in the first three quarters of 1996, up 11.9% from the first three quarters of 1995, on the 11.8% increase in sales. As a percentage of sales, these costs increased, from 83.9% in the first three quarters of 1995 to 84.0% in the first three quarters of 1996

     Lease Expense to Affiliates. Lease expense to affiliates increased by 2.1% from $13.3 million in the first three quarters of 1996 to $13.6 million in the first three quarters of 1995. None of the stores opened in 1995 or 1996 were leased from affiliated companies because the affiliates ceased acquiring new
properties after 1993.   As a percentage of sales these costs declined from 1.5%
of sales to 1.4% of sales

     Gross Margin. Gross margin for the first three quarters of 1996 was $145.7 million, up 12.2% from the 1995 period. As a percentage of sales, gross margin remained constant, at 14.6% of sales.

     Operating and Administrative Expenses. Operating and administrative expenses for the first three quarters of 1996 were $112.9 million, up 10.5% from $102.2 million in the first three quarters of 1995. These costs, as a percentage of sales, declined from 11.5% of sales in the first three quarters of 1995 to 11.3% for the first three quarters of the current year. Direct store costs and general and administrative expenses declined, as a percentage of sales, from prior year levels.

     Warehouse Start Up Costs. A new distribution facility located in Stockton, California commenced operations in April, 1995. Start up costs of the new facility amounted to $4.3 million in the first three quarters of 1995. The new facility now serves the 5,000 foodservice operator customers of Port Stockton Foods and 40 Northern California Smart & Final stores.

     Income from Operations. Income from operations was $32.7 million for the first three quarters of 1996, up 40.6% from $23.3 million reported in the first three quarters of 1995. The improvement is the result of strong operating results in the current year and the fact that 1995 results included the new distribution center start up costs. As a percentage of sales income from operations increased from 2.6% of sales in the first three quarters of 1995 to 3.3% in the current year.

     Other Income and (Expense). Other income and expense increased from $1.4 of expense in the first three quarters of 1995 to $2.4 million of expense in the first three quarters of 1996. The increase is due to costs of higher borrowings related to the Company's expansion program.

Financial Condition.

     Cash and cash equivalents increased from $15.4 million at December 31, 1995, to $17.6 million at October 6, 1996. Cash provided by operating activities for the forty weeks ended October 6, 1996 was $17.6 million. Cash used for investing activities, primarily capital expenditures for property, plant, and equipment was $31.8 million. Cash provided by financing activities was $16.4 million including $18.3 million of borrowings under the Company's bank credit line.

     Accounts receivable increased $14.7 million to $122.6 million as a result of strong growth of the foodservice distribution business which sells on credit.

     Short term and long term debt increased by $19.7 million, or 42.6% to $66.0 million, due to borrowings to finance capital expenditures and working capital increases caused by the Company's growth.

     Shareholders' equity increased by $16.4 million from $140.1 million at December 31, 1995 to $156.5 million at October 6, 1996 as result of the $18.6 million net income for the first forty weeks of 1996, and the $0.8 proceeds from the issuance of common stock, net of the quarterly cash dividends of $3.0 million declared in the first three quarters of 1996.

Liquidity and Capital Resources.

     The Company's primary source of liquidity is cash flow from operations and retained earnings. Cash provided by operating activities was $17.6 million in the first three quarters of 1996.

     At October 6, 1996 the Company had cash of $17.6 million, $156.5 million of stockholders' equity, and $66.0 million of debt. The Company has a long term line of credit available with banks in the amount of $50 million of which $35 million was outstanding as of October 6, 1996. The Company also has a short term line of credit available with a bank in the amount of $25 million of which $21 million was outstanding as of October 6, 1996. The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations, borrowings and proceeds from the issuance of equity securities.

      On October 31, 1996, the Company entered into an Agreement for Conveyance of Real Property with Casino USA, Inc., its principal stockholder (and its wholly-owned subsidiary Casino Realty, Inc.), to purchase 91 improved real properties and leasehold interests (of which 86 are stores and the remainder are used for office and warehouse space), for a purchase price consisting of (i) 1,625,000 new shares of Company common stock and (ii) $38,000,000 in unsecured five-year promissory notes. The transaction when completed will result in a cessation of lease expense to affiliates related to these properties. Management believes that the addition of these properties strengthens the Company's asset base and gives the Company the ability to directly control the continued use and disposition of these properties. Management does not expect the issuance of the additional equity and debt to materially affect the Company's ability to fund its future operations.

                          PART II - OTHER INFORMATION


Item 1 Legal proceedings

       Not applicable.

Item 2 Changes in Securities

       Not applicable.

Item 3 Defaults upon Senior Securities

       Not applicable

Item 4 Submission of Matters to a Vote of Security Holders

        Not Applicable

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



                              SMART & FINAL INC.


                              By:



Date:  October 31, 1996               /s/ MARTIN A. LYNCH
                              __________________________________

                                         Martin A. Lynch
                                      Executive Vice President,
                                    Principal Financial Officer, and
                              Principal Accounting Officer of the Company