Form 10-K
period 1996-12-29
SMART & FINAL INC/DE
filed 1997-03-25
CIK 875751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                              --------------------

                                   FORM 10-K
        (Mark one)

                 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              ------
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 29, 1996
                                            -----------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ----    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                        COMMISSION FILE NUMBER 001-10811

                               SMART & FINAL INC.
              (Exact name of registrant specified in its charter)

             Delaware                                      95-4079584
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

            4700 South Boyle Avenue
            Los Angeles, California                          90058
       (Address of principal executive offices)           (zip code)

      Registrant's telephone number, including area code:  (213) 589-1054
          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
           Title of each class                    on which registered
           -------------------                    -------------------
     COMMON STOCK, PAR VALUE $.01 PER SHARE     NEW YORK STOCK EXCHANGE


          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X  .
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of MARCH 17, 1997, THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY
     ---------------
NONAFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE OF THE COMMON STOCK ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE WAS $190,717,669.

As of MARCH 17, 1997, THE REGISTRANT HAD OUTSTANDING 22,027,573 SHARES OF COMMON
      --------------
STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of this Company's Definitive Proxy Statement dated February 19, 1997 for its Special Meeting of Shareholders to be held March 19, 1997, as well as portions of the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 9, 1997 are incorporated by reference into Part III of this Form 10-K.

                              SMART & FINAL INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 29, 1996
                                            -----------------

CAPTION                                                                     PAGE
-------                                                                     ----
                                     PART I

Item 1       Business........................................................  3

Item 2       Properties...................................................... 11

Item 3       Legal Proceedings............................................... 13

Item 4       Submission of Matters to a Vote of Security Holders............. 13


                                    PART II

Item 5       Market for the Registrant's Common Equity and
             Related Stockholder Matters..................................... 13

Item 6       Selected Financial Data......................................... 14

Item 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 15

Item 8       Financial Statements and Supplementary Data..................... 18

Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 40


                                    PART III

Item 10      Directors and Executive Officers of the Registrant.............. 40

Item 11      Executive Compensation.......................................... 40

Item 12      Security Ownership of Certain Beneficial Owners and Management.. 40

Item 13      Certain Relationships and Related Transactions.................. 40


                                    PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on
             Form 8-K........................................................ 40

PART I

ITEM 1. BUSINESS

GENERAL

         Smart & Final Inc. (the "Company") operated 168 nonmembership warehouse stores in California, Nevada, Arizona and Florida at fiscal year end 1996 through its principal subsidiary, Smart & Final Stores Corporation, a California Corporation ("Smart & Final"). Smart & Final operates five stores in Mexico through a joint venture with the operators of the Calimax store chain. The joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. (" Noroeste ") and is reported on the equity basis of accounting.

          Smart & Final stores offer a consistent selection of approximately 11,000 food items, supplies and equipment, primarily in institutional sizes and quantities, targeted at small foodservice businesses and other customer groups. The Company believes that Smart & Final is strategically positioned in a substantial niche market between membership warehouse clubs and traditional foodservice operators.

          The Company also owns American Foodservice Distributors, a California Corporation, which is a holding company for traditional, broadline foodservice distributors. American Foodservice Distributors owns 100% of Port Stockton Food Distributors, Inc. (" Port Stockton"), a California Corporation, an institutional full-line food distributor in Northern California, and 90% of the Henry Lee Company, a Florida Corporation (" Henry Lee "), the largest independent full-line food distributor in Florida.

          The Company is a Delaware corporation and was previously incorporated in California under the name SFI Corporation. The Company is headquartered in Los Angeles, and at fiscal year end 1996, had 4,577 employees. In fiscal 1996, the Company had sales of $1,303 million.

SMART & FINAL STORES

          Smart & Final specializes in providing merchandise and customer services to meet the foodservice and related needs of restaurants, caterers, clubs, organizations and small and mid-sized businesses. The stores also attract value-oriented retail customers who, while not directly a target group, prefer to purchase items in large sizes or quantities. Smart & Final stores carry a broad selection of items in a hybrid, retail/wholesale format. With an average size of 14,859 square feet, the stores' smaller footprint enables the Company to locate a greater number of stores in urban and suburban neighborhoods than warehouse club operators, which provides a faster, more convenient round trip shopping experience for the customer.

          Smart & Final has experienced significant sales growth despite the expansion of the warehouse club industry in the Company's geographic markets. The Company attributes its growth to its commitment to be the primary supplier for the needs of small and mid-sized independent foodservice customers. Smart & Final positions itself competitively by offering convenience, aggressive pricing, a wide assortment including high quality corporate brand items, and a high level of customer service. The Company's specific focus on foodservice customers enables Smart & Final to react quickly to changing market requirements and customer needs. Management believes these strategies, together with its unique retail/wholesale concept, provides greater overall value than the competition.

          Over the past several years, the Company has focused on opening stores in existing markets and expanding in Northern California. The Company plans to continue expansion in its mature market areas through new store openings, relocations and remodels. Since the West Coast markets are becoming well served, Smart & Final stores has explored new geographic areas. The Company has identified other non-contiguous markets in which it believes the Smart & Final concept will succeed.

          One of the markets which Smart & Final has identified is Florida. In 1996, the Company opened ten new stores. The Company believes Florida, with its potential to become a vibrant economy, its significant Hispanic presence, and its concentration of small independent restaurants and businesses, will ultimately support dozens of Smart & Final stores.

          The Company has also acquired two traditional foodservice distribution companies in recent years (See American Foodservice Distributors). Product for stores and foodservice customers are being handled from the same distribution facility. Ownership of foodservice distributors facilitates store expansion in new markets because it reduces product costs and distribution expenses inherent in new markets.

          Smart & Final plans to open 50-60 stores during the next three years; 15 are planned to open in 1997. In addition, the Company believes it can continue to achieve balanced growth in sales and profits by scheduling relocations and remodels in new and mature markets, maximizing distribution economies, and keeping new store carrying costs in new markets at a manageable level.

          The following table shows certain information regarding Smart & Final stores for the years indicated:

                                     Fiscal    Fiscal    Fiscal    Fiscal    Fiscal
                                      1996      1995      1994      1993      1992
                                     -------   -------   -------   -------   -------
USA
Beginning store count                   155       144       135       124       116
Stores opened:
     New stores                          13        11        10        10         9
     Relocations                          6         4         3         5         5
Stores relocated or closed               (6)       (4)       (4)       (4)       (6)
                                     ------    ------    ------    ------    ------
Ending store count                      168       155       144       135       124
                                     ======    ======    ======    ======    ======

MEXICO
Beginning store count                     3         3         1        --        --
New stores opened                         2         -         2         1        --
                                     ------    ------    ------    ------    ------
Ending store count                        5         3         3         1        --
                                     ======    ======    ======    ======    ======
Total Ending Store Count                173       158       147       136       124
                                     ======    ======    ======    ======    ======
STATISTICAL DATA:

Average selling square feet per
  store at end of period:
      USA                            14,859    14,431    14,239    13,973    13,704
      MEXICO                         16,946    16,473    16,473    16,600         -
New store data:
   New markets stores (USA)              10         5         6         6         4
   Average selling square feet
       USA                           16,788    14,698    15,820    15,380    15,750
       MEXICO                        17,656    16,473    16,473    16,600         -

     Mexico operations are not consolidated and are reported on the equity basis. There are two additional stores expected to open in 1997.

     Developing new stores, from initiation of construction to store opening, requires approximately nine months for new locations and four months for retrofitting of existing buildings. The Company has leased all of its stores from affiliates through the end of 1996. Equipment and inventory for each new store averages $450,000, and $400,000 respectively. On average, each retrofitted store costs approximately $350,000 in leasehold improvements and requires up to $400,000 of equipment.

     To date, new stores opened in existing markets generally have achieved break-even (on a pre-tax profit basis after allocation of all corporate expenses) within six to 18 months. Stores opened in new markets, which mature more slowly, generally have achieved break-even within three years. However, there can be no assurance that the Company will be able to open new stores in a timely manner; to hire, train and integrate employees; to continue locating and obtaining favorable store sites; and to adapt distribution, management information and other operating systems sufficiently to grow in a successful and profitable manner.

     See The "Properties" section of this Form 10-K for a description of the Casino Transaction.

MERCHANDISING

   Customers. Smart & Final focuses on identifying, addressing and satisfying the needs of small and mid-sized foodservice customers. Target customers include independent restaurants, sandwich shops, bakeries, caterers and catering trucks, mini-marts, and bars. Typical store customers are smaller in size, do not require delivery and have consistent needs for institutional size food and related supplies. Stores also attract value-oriented retail customers who, while not directly a target group, prefer to purchase items in large sizes or quantities. Customers with occasional foodservice needs such as clubs and organizations find the Smart & Final Stores concept satisfactorily meet these needs. In addition, large chain restaurants and other major foodservice operators use Smart & Final as a fill-in or a backup supplier.

   Product Assortment and Quality. Each Smart & Final store carries approximately 11,000 assorted food and related items in bulk sizes and quantities. The Company offers customers a wide product selection, including frozen and refrigerated foods (a category that includes delicatessen products and fresh produce), paper products, janitorial supplies, restaurant equipment, tobacco, candy, snacks, beverages, and party supplies. Products regularly undergo a formalized profitability review that identifies items that should be added or removed. For example, Smart & Final recently expanded its produce and party goods sections to add limited assortment of office supplies that meet target customers' needs. The Company is also testing new product categories, such as fresh meats, in certain stores. The Company believes the size, consistency, and depth of its product assortment satisfies customers' needs.

   Product quality is paramount in the Smart & Final product assortment. The Company's quality assurance department insures that its high standards are maintained for all corporate brands and products.

   Corporate Brand Positioning. Smart & Final utilizes corporate brands within most merchandise categories; providing an alternative to national brands and other corporate and private label brands. Corporate brands are positioned to create brand loyalty and establish an ongoing customer franchise. Furthermore, management believes foodservice customers make purchases based on a quality/value/price perception. Company corporate brands target leading competitive brands with attention to quality and value. In addition, the profit contribution from corporate brands is generally higher than the national brand items.

   During 1996, the Company substantially completed a change in corporate brand names and packaging. New Corporate brands consist of a core program and an ethnic specialty program. The new core program consists of three quality choices. The SmartBuy(R) Brand is a standard grade, quality controlled label positioned as "the price leader". The SmartBuy(R) Brand will replace the Table Queen Brand. Smart & Final(R), the Company's national brand equivalent, is a consistent, quality-driven, competitively priced brand and replaces the Iris Brand. Smart & Final Premium Brand(R) represents the highest quality within the product line. There are approximately 1,150 Stock Keeping Units (SKU's) represented by these brands.

   The Montecito(R) and La Romanella(TM) corporate brands are designed to reach niche ethnic markets while enhancing our core products. Our authentic Hispanic brand, Montecito, represents over 90 SKUs. The La Romanella brand, a high quality line of Italian products, consists of approximately 165 SKUs.

   Management believes that variety, quality, and price points of the Company's new corporate brands are an important element in Smart & Final's market positioning. The new Smart & Final Brands more closely link the stores private label products.

   Pricing. Smart & Final attempts to identify and establish competitive pricing on key items in local markets including competitive pricing against warehouse clubs. The Company's pricing strategy is carefully coordinated with its overall assortment strategy and with other marketing programs. Incentives encourage customers to purchase the largest sizes and case quantities, thereby maximizing operating efficiencies within the distribution system. In addition, Smart & Final corporate brands items offer distinct price and value advantages over comparable national brands.

   Customer Service. Smart & Final focuses on customer service and convenience to encourage more frequent store visits and greater average purchase size. For example, stores offer convenient locations, operating hours and front door parking lots, along with logical layouts and highly readable signage. Smart & Final also maintains a high in-stock service rate, averaging 98%; high product quality; clean stores; friendly, responsible and knowledgeable personnel; and specialized point-of-sale support.

   Smart & Final utilizes customer service centers and representatives, provides informative customer materials, and emphasizes associate training that builds customer loyalty. The Company also has an associate training program designed to increase store associates' retailing expertise and product knowledge. Smart University(R), the Company's in-house training center, provides all associates with the opportunity to build their knowledge and acquire additional skills. The training center also trains third parties on a fee for service basis.

   In addition, stores take customers' special orders for a wide variety of products not carried regularly in it's assortment. The Company also provides customers with telephone and fax order service, enhancing its in-store capability.

   Marketing. Smart & Final utilizes a niche marketing strategy that targets small and mid-sized foodservice customers, reflects differences in rural and urban markets, and addresses the differing needs of individual stores. Marketing efforts generally consist of monthly circular distribution via newspaper insertion or direct mail, selective use of mass media, promotional direct mail, and cooperative newspaper advertisements. Cooperative advertisements are placed in conjunction with suppliers, reducing Smart & Final's cost for those vehicles.

   Smart & Final bases its marketing on comprehensive research, combining periodic attitude awareness and usage studies with focused research to address specific objectives. All studies are custom designed and conducted by leading independent research firms specializing in the food industry.

   Store Design and Size. Smart & Final stores are designed as convenient warehouse stores dedicated to easing the shopping experience, improving operational productivity, and stimulating impulse sales through sophisticated mass merchandising. Management enhances selling space by storing inventory overhead.

   Smart & Final stores are organized into dry grocery, beverages, frozen foods, janitorial, candy, snacks, party supplies and other departments. In addition, prototype designs are improved continually to enhance traffic flow, space utilization, departmentalization, adjacencies of merchandise and overall visual appeal without diluting the convenient warehouse image. Each Smart & Final store normally has four to six checkout counters and is staffed by approximately 15 employees. For the last five years, new stores have ranged between 11,000 and 25,000 square feet.

   Website. In May 1996, the Company launched a site on the World Wide Web at http://www.smartnfinal.com. The Company's site features a variety of information for various audiences, presented in an engaging format. The site provides valuable ideas and information to our core customers, primarily independent restaurants, caterers, clubs, and small businesses. Customers can locate their nearest stores or take a virtual tour of a typical store. The store tour includes interior photos, and highlights the wide and consistent foodservice product assortment, special customer services and payment options. Other features of Smart & Final's site include a complete history of the 125 year-old chain, financial information and job opportunities. Smart & Final's site is updated on a regular basis. The site also links to other web sites that may be of interest to the company's core customers.

OPERATIONS

   Procurement. The Company believes Smart & Final's purchasing policies and procedures result in costs that are comparable to other companies purchasing similar quantities and types of merchandise. Service level goals and investment buying strategies are integral to the purchasing program. In addition, Smart & Final continually utilizes the efficiencies provided by cooperative buying organizations to facilitate low cost purchasing. Smart & Final and Henry Lee are members of All Kitchens, while Port Stockton is a member of Nugget (see "American Food Service Distributors"). These buying alliances supplement the normal buying activities of each distribution center. Smart & Final also strives to maintain close working relationships with its major suppliers to reduce its product or distribution costs.

   Smart & Final buys its products from approximately 1,800 different suppliers. The Company has not had any difficulty in the past, and does not expect any difficulties in the future, in obtaining products from suppliers.

   Distribution. Smart & Final supports the largest percentage of its Western store network from the Los Angeles area. In Los Angeles Smart & Final operates three distribution centers: a 446,000 square foot dry goods warehouse adjacent to the corporate office complex, a 149,000 square foot satellite warehouse, and a 95,000 square foot perishable warehouse. When necessary, Smart & Final contracts for outside storage space for investment buy inventory.

   In Northern California, under the Port Stockton name, the Company operates a 300,000 square foot distribution center which serves 4,400 foodservice customers and 40 Northern California stores.

   In Florida, the Henry Lee Company serves its foodservice customers and the Smart & Final stores from a 230,000 square foot distribution center. Henry Lee also operates an additional 30,000 square foot off-site facility.

   Smart & Final utilizes computerized inventory management systems, radio frequency technology, and integrated labor management systems in its warehouses.

   Smart & Final operates a fleet of 190 tractors and 298 trailers that are either owned or leased. Smart & Final increases efficiencies of its fleet by filling outbound trucks to capacity and utilizing a backhaul program for inbound deliveries. Approximately 40% of Smart & Final's warehouse merchandise is delivered to the warehouse by its own trucks.

   Management Information Systems. Smart & Final Inc. is committed to state-of-the-art information technology. The Company has invested over $10 million in new systems during the past two years, and expects to continue to make substantial investments over the near term.

   The Company's purchasing system enables buyers to manage turnover and investment buy inventory effectively, achieve targeted gross margin objectives, track rebates and allowances by vendor, and maintain target service levels. The merchandising system enables each store assortment to be customized to the needs and characteristics of its individual market area, maximize gross margin return on investment by item and product category, and increase store inventory turnover. The distribution system tracks all warehouse inventory, manages store order selection, and measures labor productivity in the Los Angeles warehouse and satellite warehouse facility.

   Systems are being implemented throughout the Company's stores, warehouses and corporate offices, which are expected to enable the Company to operate more efficiently and to utilize sales data for valuable customer information.

AMERICAN FOODSERVICE DISTRIBUTORS

   American Foodservice Distributors is a holding company for institutional full-line foodservice distributors and owns 100% of Port Stockton in Northern California, and 90% of Henry Lee, in Miami, Florida. Port Stockton was acquired in 1990, and Henry Lee was aquired in November 1994. Port Stockton's 1996 sales were $112 million. Henry Lee's sales were $198 million in 1996. In addition to a broadline assortment, Port Stockton and Henry Lee provide their customers primary services including product delivery and extension of credit, and ancillary services such as restaurant equipment and supplies. The full-line assortment for these distributors features dry grocery, frozen foods, deli products, produce, tobacco, health and beauty aids, paper and packaging, janitorial supplies, and restaurant equipment and supplies.

   Port Stockton is headquartered in Stockton, California and serves Northern California markets from the Bay Area on the west to the Sierra on the east, Eureka on the North and San Jose on the south. Port Stockton is a member of the Nugget Distributor buying group which has annual member sales of over $4 billion. Port Stockton is the fifth largest member of the Nugget group. About 30% of Port Stockton sales are corporate brands.

   Since April 1995, Port Stockton has supported its customers from a 300,000 square foot distribution facility located in Stockton. This distribution facility services 4,400 foodservice customers such as restaurants, coffee shops and institutions along with 40 Smart & Final stores. Port Stockton was founded in 1962 and employs 582 associates.

   Henry Lee is headquartered in Miami, Florida, and serves primarily the state of Florida and certain markets in the Caribbean, South and Central America. Henry Lee serves a significant hotel clientele, institutions, restaurants and coffee shops. Henry Lee is a member of the All Kitchens buying group, which has annual member sales of $5.2 billion. Henry Lee serves its 3,700 foodservice operator customers from a 230,000 square foot distribution facility located in Miami. Henry Lee also operates an additional 30,000 square foot off-site facility in Miami. Henry Lee's distribution center provides the infrastructure to service initial Smart & Final stores in Florida. Founded in 1946, Henry Lee has 503 associates. The 10% of Henry Lee not owned by American Foodservice Distributors is owned by one of the founders of Henry Lee and his family.

COMPETITION

   The Company participates in the highly competitive $129 billion annual sales domestic food distribution industry. Its competitors include membership and nonmembership warehouse stores, wholesale distributors, supermarkets, and other retailers. Many of the Company's competitors have greater financial, distribution and marketing resources, as well as greater name recognition than the company.

   The membership warehouse club segment of the industry has been characterized by intense competition and rapid store growth over the past decade. The warehouse club concept has been one of the fastest growing retailing concepts in the United States, particularly in the West. The Company's two major warehouse club competitors are Price/Costco and Sam's Club.

   Historically, the opening of a warehouse club in a general market area has caused a temporary sales decrease at nearby Smart & Final stores. Sales tend to return to prior levels within two years. However, the Company believe it competes effectively with membership clubs by offering a broader and more consistent foodservice assortment, more convenient shopping facilities and locations, a high level of customer service and competitive pricing.

   Competition from supermarket chains continues to increase as such chains emphasize price and service, while widening their assortment of goods to more effectively compete with warehouse clubs.

   The traditional foodservice distribution market, in which American Foodservice Distributors operates and in which Smart & Final competes to a lesser extent, is very competitive and highly fragmented. Major competition consists of national operators such as Sysco Corp., Alliant, U.S. Foodservice and many smaller, regional distributors. National distributors, which tend to focus on large chain operators, have instituted minimum order size increases in recent years, creating opportunities for regional distributors that require lower or no minimum order. Port Stockton and Henry Lee can handle smaller orders.

HUMAN RESOURCES

   The Company strongly emphasizes the career development and retention of its employees. Despite its strong growth in recent years, the Company strives to maintain the culture of a highly focused, innovative organization that maximizes employee productivity and contributions. The Company actively recruits and offers training opportunities to employees to develop qualified candidates for managerial positions as vacancies occur.

   Employee training and development programs encompass all levels of store operations, from entry through management, and emphasize merchandising techniques and customer service goals to ensure top employee quality and productivity. Company mechanisms, such as incentive pay programs, reward superior performance and motivate associates. In addition, approximately 9% of each Smart & Final store's pre-tax profit, after allocation of corporate costs, is paid out as monthly bonuses to the store's full-time employees.

   At fiscal year end, the Company and its subsidiaries employed 4,577 persons, including 3,492 at Smart & Final, 582 at Port Stockton and 503 at Henry Lee.

   No employee groups are currently represented by third party unions. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

   Effective December 29, 1996 (as approved by the shareholders of the Company at a Special Meeting of Shareholders held on March 19, 1997), the Company acquired 91 properties and leasehold interests with a net book value of $71,440,000 from Casino USA and Casino Realty which were being operated as Smart & Final stores, offices and warehouse facilities for a purchase price of $75,984,000, consisting of 1,625,000 shares of the Company's common stock (valued at $38 million) and a total of $38,000,000 in two five-year unsecured promissory notes (the "Casino Transaction").

     As part of the Casino Transaction, the Company is required to assist Casino USA and Casino Realty with the sale of certain properties, on or before December 31, 1998, for an aggregate gross sale price ("sales price") of at least $5,700,000. In the event that the properties are sold for a sales price of less than $5,700,000, the Company must pay the difference to Casino USA and Casino Realty. In the event that the sales price of such properties exceeds $5,700,000, Casino USA and Casino Realty would be required to pay the Company all of the excess sales price up to $500,000 and one-third of any remaining excess sales price.

     Of the 91 properties acquired, 86 were stores, and the remaining five were the Vernon, California distribution facility and several non-store locations.

     As of fiscal year end 1996, the Company leases 59 properties directly from third party lessors, with an average remaining lease term of 14 years. In addition, the Company has 10 stores on real property that are ground leased from third party lessors and 33 stores in which Casino USA or Casino Realty has a leasehold interest and which Casino USA or Casino Realty sublease to the Company. The remaining lease term on the 33 stores subleased from Casino USA or Casino Realty averages approximately 10.1 years with various renewal options at then prevailing market rates.

     During fiscal year 1996, and prior to the Casino Transaction, most of the Company's Smart & Final store facilities were leased under operating leases from either Casino USA or Casino Realty. Fifty-one properties were leased directly from third party lessors. Of the 117 stores leased from Casino USA or Casino Realty, 51 were stores in which Casino USA or Casino Realty held a leasehold interest and which Casino USA or Casino Realty subleased to the Company on substantially the terms and conditions as contained in Casino USA's or Casino Realty's leases from third party lessors. Nine of the 51 stores were on real property that was ground leased by Casino USA or Casino Realty and subleased to the Company; lease terms were set at rates and terms considered to be equivalent to those available from unrelated third party lessors. Generally, annual lease rates on stores owned by Casino USA or Casino Realty were set at 9-10% of the completed cost of the store at the time it was built or acquired. In addition, the Company also leased 595,000 square feet of warehouse space and 60,795 square feet of office space in Los Angeles, California from Casino Realty.

     Since April 1995, Port Stockton has supported its customers from a 300,000 square foot distribution facility located in Stockton.

     Henry Lee occupies 230,000 square feet of warehouse space in Miami, Florida, including 22,000 square feet of office space. Henry Lee's warehouse is leased from affiliates of the minority shareholder of Henry Lee. The remaining term of this lease is 9 years. Henry Lee also occupies 7,600 square feet of space used as a maintenance facility for its fleet. In addition, Henry Lee operates a 30,000 square feet off-site facility. This space is leased from the President of Henry Lee. The remaining term of this lease is 9 years. The leases contain terms and rates considered to be equivalent to those available from unrelated third party lessors.

     The Company plans to continue to lease properties, but also may elect to own some of its new stores on an interim or permanent basis. The Company has a $30 million master lease facility which provided for the lease of the distribution center in Stockton and for store expansion in California and Florida. As of December 29, 1996, $25.7 million had been utilized under this facility. The Company is negotiating an additional $30.0 million lease facility which is expected to provide for certain 1997-8 property additions.

ITEM 3. LEGAL PROCEEDINGS

   The Company is from time to time involved in litigation incidental to the conduct of its business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty in the opinion of management, none of the litigation which the Company is currently involved in, individually or in the aggregate, is expected to result in a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On February 19, 1997, the Company filed its Definitive Proxy Statement in connection with a Special Meeting of shareholders which was held on March 19, 1997 ("Special Meeting"). The purpose of the Special Meeting was to consider and vote upon the Casino Transaction. The shareholders of the Company approved the Casino Transaction as follows:

Number of votes cast for:           18,315,315
Number of votes cast against:           41,046
Number of abstentions:                  29,117
Number of broker non-votes:          1,967,612

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol SMF. As of March 17, 1997 there were 245 registered holders of the common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $21.875. The following table sets forth the high and low sales prices of the common stock as reported on the NYSE composite tape, together with the amount of cash dividends declared per share for each quarter of the Company's two most recent fiscal years.

                                                   Cash
                                                Dividend
                              High      Low     Declared
---------------------------------------------------------
First Quarter of 1995         15-5/8   13-7/8      $0.05
Second Quarter of 1995        17-1/8   14-7/8      $0.05
Third Quarter of 1995         19-3/8   16-1/4      $0.05
Fourth Quarter of 1995        21-1/4   18-3/8      $0.05
First Quarter of 1996         22-5/8   19-3/4      $0.05
Second Quarter of 1996        24-3/4   22-1/4      $0.05
Third Quarter of 1996             26   20-7/8      $0.05
Fourth Quarter of 1996        24-1/8   21-3/8      $0.05

The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors, and there can be no assurance that dividends will continue to be paid in the future. In determining whether to pay dividends (as well as the amount and timing thereof), the Board of Directors considers a number of factors, including the Company's results of operations, financial condition and capital and surplus requirements.


                                                      SELECTED FINANCIAL DATA
                                       (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

                                                                          FISCAL YEAR (A) (B)
                                               ---------------------------------------------------------------------------
                                                  1996             1995          1994 (D)         1993            1992
                                               ----------      ------------     -----------   -----------      -----------
INCOME STATEMENT DATA:
    Sales..................................    $1,302,561        $1,173,325       $952,477       $837,178         $765,071
    Gross margin...........................       190,395           171,732        144,396        125,185          114,712
    Income from operations.................        42,588            32,465         28,511         24,188           23,274
    Interest income (expense), net.........        (3,373)           (2,028)           521            843            1,100
     Income before provision for
       income taxes, minority
       share of net income and
       cumulative effect of
       accounting changes..................        39,215            30,437         29,032         25,031           24,374
    Net income.............................        24,334            18,296         17,470          1,962  (C)      14,434
    Earnings per common share..............          1.15              0.88           0.85           0.10  (C)        0.71
    Dividend per share.....................    $     0.20        $     0.20       $   0.20       $   0.20         $   0.12
    Weighted average common
       shares outstanding..................        21,206            20,751         20,520         20,494           20,373

FINANCIAL DATA (AT FISCAL YEAR-END):
    Cash and cash equivalents..............    $   16,795        $   15,415       $ 10,494       $ 31,314         $ 42,035
    Working capital........................        79,245            79,493         62,501         56,006           61,239
    Total assets...........................       441,424           314,656        267,813        208,587          184,120
    Long-term debt, excluding
       current maturities..................        82,644            43,586         21,124          1,882            2,401
    Stockholders' equity...................       195,655  (E)      140,052        125,330        112,108          112,929

OTHER STATISTICAL DATA:
    Comparable store sales growth..........           2.7%              5.0%           5.5%           4.7%            10.4%
    Stores at year end (including Mexico)..           173               158            147            136              124
    Total retail square footage at year end
       (thousands).........................         2,496             2,237          2,050          1,886            1,699
    Sales per selling square foot..........    $      406        $      441       $    428       $    425         $    442
    Store customer transactions (thousands)        31,132            29,097         26,688         24,075           21,673
    Employees at year end..................         4,577             4,341          3,718          2,903            2,646

(A)  For all years, 52 weeks except fiscal year 1992, which had 53 weeks.

(B) All common share data have been adjusted to reflect the three-for-two stock split effective February 5, 1993.

(C) Includes the impact of the adoption of SFAS Nos. 106 and 112, which resulted in a net of tax, non-cash charge of $12.9 million ($0.63 per share).

(D) Amounts include results of Henry Lee from the date of its acquisition in November 1994.

(E) 1,625,000 of common shares were issued on December 29, 1996 to affiliated companies for $38 million, see "Casino Transaction".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the "Selected Financial Data" and the financial statements and related notes thereto included elsewhere in this Form 10-K. The following table sets forth the consolidated statements of operations data. (Percentages do not aggregate due to rounding.)

                                        52 Weeks               52 Weeks         52 Weeks
(Dollars in millions, except per          1996                   1995             1994
  share amounts)
==============================================================================================
Sales                            $  1,302.6     100%    $  1,173.3    100.0%  $  952.5   100.0%
----------------------------------------------------------------------------------------------
Cost of sales, buying and
 occupancy                          1,095.0      84.1        984.5     83.9      791.9    83.1
----------------------------------------------------------------------------------------------
Lease expense to affiliates            17.2       1.3         17.1      1.5       16.2     1.7
==============================================================================================
Gross margin                          190.4      14.6        171.7     14.6      144.4    15.2
----------------------------------------------------------------------------------------------
Operating and administrative
 expenses                             147.8      11.3        135.0     11.5      115.9    12.2
----------------------------------------------------------------------------------------------
Warehouse start up costs               --        --            4.3      0.4       --      --
==============================================================================================
Income from operations                 42.6       3.3         32.4      2.8       28.5     3.0
----------------------------------------------------------------------------------------------
Interest income (expense), net         (3.4)     (0.3)        (2.0)    (0.2)       0.5     0.1
==============================================================================================
Income before provision for
 income taxes and minority
  share of net income                  39.2       3.0         30.4      2.6       29.0     3.0
----------------------------------------------------------------------------------------------
Provision for income taxes             14.9       1.1         12.0      1.0       11.5     1.2
----------------------------------------------------------------------------------------------
Minority share of net income            0.2      --            0.2     --          0.1    --
==============================================================================================
Income from consolidated
 subsidiaries                          24.1       1.9         18.2      1.5       17.4     1.8
----------------------------------------------------------------------------------------------
Equity earnings in
 unconsolidated subsidiary              0.2      --            0.1     --          0.1    --
==============================================================================================
 Net income                      $     24.3       1.9%  $     18.3      1.6%  $   17.5     1.8%
==============================================================================================
Earnings per common share        $     1.15             $     0.88            $   0.85
==============================================================================================

RESULTS OF OPERATIONS

          The Company's net income was $24.3 million ($1.15 per share) in 1996, $18.3 million ($0.88 per share) in 1995, and $17.5 million ($0.85 per share) in 1994.

SEVERAL FACTORS AFFECTED INCOME OVER THE THREE YEAR PERIOD:

          . Henry Lee, acquired in November, 1994, contributed $2.4 million
            ($.12 per share) and $2.5 million ($.12 per share) to 1996 and 1995 net income respectively, and $0.4 million ($0.02 per share) to 1994 net income.

          . Start-up costs of the new Northern California distribution center reduced 1995 net income by $2.6 million ($0.13 per share).

          . The January, 1994 Los Angeles earthquake reduced 1994 net income by
            $0.4 million ($0.02 per share)

SALES. Sales were $1,302.6 million in 1996, $1,173.3 million in 1995, and $952.5 million in 1994. The economy remained weak in the Company's major market, California, in 1994-5 and stabilized in 1996. Despite the weak economy, same store sales growth was achieved in each of the years, with comparable sales increasing 2.7% in 1996, 5.0% in 1995, and 5.5% in 1994. Total sales increased 11.0% in 1996, 23.2% in 1995, and 13.8% in 1994 as a result of an aggressive new store opening program and the acquisition of Henry Lee in late 1994. Fifty-one new stores, including relocations and five in Mexico, were opened during the three years, twenty-one in 1996, fifteen in 1995, and fifteen in 1994.

GROSS PROFIT. As a percentage of sales, gross profit was 14.6% in 1996 and 1995, 15.2% in 1994. The reduction in gross profit in 1995 was caused by the inclusion of Henry Lee, acquired in November, 1994, which operates at much lower gross margins and lower operating expenses than Smart & Final Stores. Distribution cost improvements achieved by the Company during the three year period have not had a significant effect on gross margin because savings have been passed on to customers in order to remain highly competitive.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses were 11.3% of sales in 1996, compared to 11.5% in 1995, and 12.2% in 1994. The reduction in 1995 expenses was due to the inclusion of Henry Lee which operates at lower operating expenses than Smart & Final Stores.

INTEREST INCOME AND EXPENSE, NET. Interest income and expense, net declined from income of $0.5 million in 1994, to an expense of $2.0 million in 1995 and $3.4 million in 1996 because of interest costs related to available cash used and debt incurred to fund capital spending required for the operating facilities expansion program, and in 1994, the acquisition of Henry Lee.

EQUITY EARNINGS IN UNCONSOLIDATED SUBSIDIARY. The Company's 50% interest in the Mexico joint venture operates five stores in Mexico and produced $0.2 million in equity in earnings in 1996 and $0.1 million in 1995 and 1994. The devaluation of the peso in the latter part of 1994 and mid 1995 resulted in a $0.8 million and $0.1 million charge to stockholders' equity in 1994 and 1995 and a credit of $0.1 million in 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company's primary source of liquidity has been cash flow from operations and retained earnings. In addition, the Company has availability under committed bank facilities. In 1996 net cash provided by operating activities was $20.5 million despite a $22.1 million increase in accounts receivable. The accounts receivable increase reflects the strong 24% growth in sales at the Company's foodservice distribution units. The Company has a $50.0 million five year revolving credit line with a group of banks, under which $45.0 million was outstanding at fiscal year end 1996. The Company also has a $35.0 million short term bank line of credit under which $17.0 million was outstanding at fiscal year end 1996.

          The Company had cash and cash equivalents of $16.8 million, stockholder's equity of $195.7 million and long term debt of $82.1 million at the end of fiscal year 1996. The long term debt consists of the $38 million notes issued for the Casino Transaction (less the current portion of $7.6 million or $30.4 million), the $45 million outstanding on the revolving credit line, $8.0 million from the acquisition of Henry Lee Company in 1994 (less current of $2.5 million or $5.5 million), and other smaller notes from Port Stockton.

          Management believes that these sources of funds are adequate to provide for its working capital, capital expenditure, acquisition, and debt service requirements for the foreseeable future. The aggregate amount required for the expansion program and other capital expenditures in 1997 is expected to be approximately $30.0 million.

          Since 1994, the Company has leased its real property additions from third parties. The Company utilized a committed $30.0 million operating lease facility to finance many of its facility additions through 1996. Another $30.0 million facility is under negotiation and is expected to provide for certain 1997-8 property additions.

SEASONALITY

          Historically, the Company's sales have followed a seasonal pattern. Generally, third and fourth quarter sales are greater than those of the first and second quarter, due to strong demand from foodservice customers in the summer and winter holiday periods. Third quarter sales are also high because the third quarter includes four four-week periods, whereas the other quarters include three four-week periods. Sales distribution by quarter in 1996 was 22% in the first quarter, 24% in the second, 31% in the third, and 23% in the fourth.

INFLATION

          The Company's primary costs, merchandise and labor are affected by a number of factors that are beyond the Company's control. These factors include the price of merchandise, the competitive climate, and the general and regional economic conditions. As is typical in the food industry, the Company has generally been able to maintain margins by adjusting its selling prices. But competitive conditions may, from time to time, render it unable to do so while maintaining or increasing its market share.

FORWARD-LOOKING STATEMENTS

          From time to time Smart & Final may publish forward- looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectation include the extent of the company's success in (i) changing market conditions (ii) unforeseen costs and expenses (iii) ability to attract new customers and retain existing customers (iv) gain or losses from sales along with the uncertainties and other factors, including unusually adverse weather conditions, described from time to time in the company's SEC filing and reports. This report includes " forward-looking statements" including, without limitation, statements as to the Company's liquidity and availability of capital resources.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

THE FOLLOWING INFORMATION IS INCLUDED IN THIS SECTION:

                                                    PAGE
                                                    ----
Report of Independent Public Accountants             19

Consolidated Balance Sheets                          20

Consolidated Statements of Income                    21

Consolidated Statements of Stockholders' Equity      22

Consolidated Statements of Cash Flows                23

Notes to Consolidated Financial Statements           24

Supplementary Data -- Summary of Quarterly
 Results of Operations                               38


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Smart & Final Inc.:


          We have audited the accompanying consolidated balance sheets of Smart & Final Inc. (a Delaware corporation and a 56.5 percent owned subsidiary of Casino USA, Inc.) and subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart & Final Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN  LLP


Los Angeles, California
February 10, 1997

                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FISCAL               FISCAL
                                                                 YEAR END             YEAR END
                                                                   1996                 1995
                                                                 --------             --------
ASSETS
------
Current assets:
 Cash and cash equivalents...............................        $ 16,795             $ 15,415
 Trade notes and accounts receivable, less
   allowance for doubtful accounts of
   $2,568 in 1996 and $1,867 in 1995.....................          67,695               43,712
 Inventories.............................................         125,721              117,129
 Prepaid expenses........................................           4,346                3,637
 Deferred tax asset......................................           6,134                7,385
                                                                 --------             --------
     Total current assets................................         220,691              187,278

Property, plant and equipment:
 Land....................................................          39,079                1,262
 Buildings and improvements..............................          34,364                3,170
 Leasehold improvements and interest.....................          60,943               45,765
 Fixtures and equipment..................................         129,953              111,564
                                                                 --------             --------
                                                                  264,339              161,761
 Less - Accumulated depreciation and
   amortization..........................................          77,156               60,114
                                                                 --------             --------
     Net property, plant and equipment...................         187,183              101,647

Assets under capital leases, net.........................             671                  246

Goodwill.................................................          10,162                8,136
Deferred tax asset.......................................           4,157                3,118
Other assets.............................................          18,560               14,231
                                                                 --------             --------
                 Total assets............................        $441,424             $314,656
                                                                 ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Current maturities of long term debt....................        $ 10,356             $     39
 Bank line of credit.....................................          17,000                2,675
 Accounts payable........................................          70,936               68,471
 Payable to Parent and affiliates........................           8,759                1,992
 Accrued salaries and wages..............................           9,940                7,853
 Workers' compensation reserve...........................           2,600                2,800
 Other accrued liabilities...............................          21,855               23,955
                                                                 --------             --------
     Total current liabilities...........................         141,446              107,785

Long term liabilities:
 Notes payable, net of current maturities................          37,063                8,176
 Bank debt...............................................          45,000               35,000
 Obligations under capital leases........................             581                  410
 Workers' compensation reserve, postretirement
    and postemployment benefits..........................          20,000               21,798
                                                                 --------             --------
     Total long term liabilities.........................         102,644               65,384

Minority interest........................................           1,679                1,435

Stockholders' equity:
 Preferred stock, $1 par value (authorized--
  10,000,000 shares; no shares issued)...................               -                    -
 Common stock, $ .01 par value (authorized--
 100,000,000 shares; 21,976,406 shares issued
  and outstanding in 1996 and 20,262,727 in 1995)........             220                  203
 Additional paid-in capital..............................         140,371              105,149
 Cumulative translation loss.............................            (835)                (928)
 Retained earnings.......................................          55,899               35,628
                                                                 --------             --------
     Total stockholders' equity..........................         195,655              140,052
                                                                 --------             --------
          Total liabilities and stockholders' equity.....        $441,424             $314,656
                                                                 ========             ========

   The accompanying notes are an integral part of these consolidated balance sheets.



                                                        SMART & FINAL INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS )

                                                                                   FISCAL YEAR
                                                         ---------------------------------------------------------------
                                                             1996                       1995                     1994
                                                         -----------               ------------               ----------
 Sales..................................                 $ 1,302,561                $ 1,173,325              $   952,477
 Cost of sales, buying and occupancy....                   1,094,933                    984,486                  791,920
 Lease expense to affiliates............                      17,233                     17,107                   16,161
                                                         -----------                -----------              -----------

 Gross margin...........................                     190,395                    171,732                  144,396
 Operating and administrative expenses..                     147,807                    135,017                  115,885
 Warehouse start up costs...............                           -                      4,250                        -
                                                         -----------                -----------              -----------
     Income from operations.............                      42,588                     32,465                   28,511
                                                         -----------                -----------              -----------

 Interest income and expense:
     Interest income....................                         501                        472                      891
     Interest expense...................                      (3,874)                    (2,500)                    (370)
                                                         -----------                -----------              -----------
                                                              (3,373)                    (2,028)                     521
 Income before provision for income
  taxes and minority share of net income                      39,215                     30,437                   29,032
 Provision for income taxes.............                      14,858                     12,043                   11,516
 Minority share of net income...........                         244                        248                      146
                                                         -----------                -----------              -----------
    Income from consolidated subsidiaries                     24,113                     18,146                   17,370
 Equity earnings in unconsolidated subsidiary                    221                        150                      100
                                                         -----------                -----------              -----------
    Net income..........................                 $    24,334                $    18,296              $    17,470
                                                         ===========                ===========              ===========

 Earnings per common share..............                 $      1.15                $      0.88              $      0.85
                                                         ===========                ===========              ===========

 Weighted average common shares and
  common share equivalents..............                  21,206,126                 20,750,818               20,520,022
                                                         ===========                ===========              ===========


 The accompanying notes are an integral part of these consolidated financial statements.


                                                        SMART & FINAL INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (DOLLARS IN THOUSANDS)

                                          FOR THE FISCAL YEARS ENDED 1996, 1995 AND 1994


                                          COMMON STOCK
                                       -------------------        ADDITIONAL                                        TOTAL
                                        NUMBER OF                  PAID-IN       RETAINED        TRANSLATION    STOCKHOLDERS'
                                         SHARES     AMOUNT         CAPITAL       EARNINGS        (LOSS)/GAIN        EQUITY
                                       -------------------        ----------    -----------     -------------   -------------
Balance, fiscal year-end 1993........  20,168,727      202           103,957          7,949                -        112,108

Issuance of common stock.............      47,000        -               595              -                -            595
Dividend ($0.20 per share)...........           -        -                 -         (4,039)               -         (4,039)
Translation loss.....................           -        -                 -              -             (804)          (804)
Net income...........................           -        -                 -         17,470                -         17,470
                                       ----------   ------        ----------    -----------       ----------      ---------

Balance, fiscal year-end 1994........  20,215,727      202           104,552         21,380             (804)       125,330
Issuance of common stock.............      47,000        1               597              -                -            598
Dividend ($0.20 per share)...........           -        -                 -         (4,048)               -         (4,048)
Translation loss.....................           -        -                 -              -             (124)          (124)
Net income...........................           -        -                 -         18,296                -         18,296
                                       ----------   ------        ----------    -----------       ----------      ---------
Balance, fiscal year-end 1995........  20,262,727      203           105,149         35,628             (928)       140,052
Issuance of common stock.............   1,713,679       17            34,564              -                -         34,581
Tax benefit associated with
 stock options exercised.............           -        -               658              -                -            658
Dividend ($0.20 per share)...........           -        -                 -         (4,063)               -         (4,063)
Translation gain.....................           -        -                 -              -               93             93
Net income...........................           -        -                 -         24,334                -         24,334
                                       ----------   ------        ----------    -----------       ----------      ---------
Balance, fiscal year-end 1996........  21,976,406   $  220        $  140,371    $    55,899       $     (835)     $ 195,655
                                       ==========   ======        ==========    ===========       ==========      =========


 The accompanying notes are an integral part of these consolidated financial statements.


                                                        SMART & FINAL INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (DOLLARS IN THOUSANDS)
                                                                                          FISCAL YEAR
                                                                             --------------------------------------
                                                                               1996           1995           1994
                                                                             --------       --------       --------
Cash Flows From Operating Activities:
     Net income....................................................          $ 24,334       $ 18,296       $ 17,470
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Gain on disposal of fixed assets..........................              (187)          (122)           (98)
         Depreciation and amortization.............................            19,882         16,388         12,760
         Deferred tax provision (benefit)..........................             1,320         (1,090)          (956)
         Minority share of net income..............................               244            248            146
         Equity earnings in unconsolidated subsidiary..............              (221)          (150)          (100)
     Decrease (increase) in:
         Trade notes and accounts receivable.......................           (22,132)        (5,465)        (4,890)
         Inventories...............................................            (7,426)       (14,586)       (17,013)
         Prepaid expenses and other................................              (709)           (11)          (296)
     Increase (decrease) in:
         Accounts payable..........................................             2,028           (382)        12,444
         Payable to Parent and affiliates..........................             6,409            576            972
         Accrued liabilities.......................................             2,087           (394)          (354)
         Other liabilities.........................................            (5,158)         6,862          2,645
                                                                             --------       --------       --------
              Net cash provided by operating activities............            20,471         20,170         22,730
                                                                             --------       --------       --------
Cash Flows From Investing Activities:
     Acquisition of property, plant and equipment..................           (33,172)       (31,525)       (27,091)
     Proceeds from disposal of property, plant and equipment.......               252            296            387
     Acquisition of Henry Lee Company (net of acquired cash).......                 -              -         (9,042)
     Investment in and advance to unconsolidated subsidiary........                 -              -         (2,488)
     Acquisition of Port Stockton minority interest................                 -              -         (1,457)
     Acquisition of business (net of acquired cash)................            (1,391)             -              -
     Acquisition of municipal bonds................................              (540)        (1,300)        (1,785)
     Proceeds from redemption of municipal bonds...................               440            825          1,015
     Other.........................................................            (4,590)        (3,630)        (1,368)
                                                                             --------       --------       --------
              Net cash used in investing activities................           (39,001)       (35,334)       (41,829)
                                                                             --------       --------       --------

Cash Flows From Financing Activities:
     Proceeds from issuance of common stock........................             1,059            509            506
     Bank line of credit...........................................            16,000          1,000              -
     Payments on notes payable and bank line of credit.............            (3,089)       (12,378)          (576)
     Quarterly dividend paid.......................................            (4,060)        (4,046)        (4,037)
     Borrowings of long term debt..................................            10,000         35,000          2,386
                                                                             --------       --------       --------
              Net cash provided by (used in) financing activities..            19,910         20,085         (1,721)
                                                                             --------       --------       --------
Increase(Decrease) in cash and cash equivalents....................             1,380          4,921        (20,820)

Cash and cash equivalents at beginning of year.....................            15,415         10,494         31,314
                                                                             --------       --------       --------
Cash and cash equivalents at end of year...........................          $ 16,795       $ 15,415       $ 10,494
                                                                             ========       ========       ========

Noncash transactions:
    Notes payable and common stock issued for
     properties acquired from affiliates...........................          $ 71,440       $      -       $      -
    Note issued in connection with purchase of Henry Lee...........                 -              -          8,000
    Note issued in connection with acquisition of business.........               300              -              -
    Capital contribution to unconsolidated subsidiary..............                 -            350              -
    Construction in progress costs incurred but not paid...........               552          2,129            453
                                                                             --------       --------       --------
              Total noncash transactions...........................          $ 72,292       $  2,479       $  8,453
                                                                             ========       ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lines of business

          Smart & Final Inc. (the "Company") is a Delaware corporation and at fiscal year end 1996 was a 56.5 percent owned subsidiary of Casino USA, Inc. (the "Parent" or "Casino USA"), a California corporation, and Casino Realty, Inc. ("Casino Realty"), a wholly-owned subsidiary of Casino USA. The Company is engaged in the business of distributing food and related non-food items through wholesale outlets under the trade name "Smart & Final" and by delivery, under the trade names "Port Stockton" and "Henry Lee."

Principles of consolidation

          The consolidated financial statements include the accounts of the Company and all its majority owned subsidiaries. The Company's 50 percent owned subsidiary in Mexico, Smart & Final Del Noroeste S.A. de C.V., which commenced store operations in December 1993, is accounted for by the equity method of accounting. The foreign currency translation loss resulted from the translation of the foreign affiliate's functional currency balance sheet into U.S. dollars and is reflected in stockholders' equity. The functional currency is the local currency of Mexico.

          All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to the fiscal year 1996 presentation.

Fiscal years

          The Company's fiscal year ends on the Sunday closest to December 31. Fiscal years 1996, 1995 and 1994 include 52 weeks. Fiscal years 1996, 1995 and 1994 ended on December 29, 1996, December 31, 1995 and January 1, 1995, respectively. Each of the Company's fiscal years consists of twelve week periods in the first, second, and fourth quarters of the fiscal year and a sixteen week period in the third quarter.

Statements of cash flows

          The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents is approximately the same as their fair value because of the short maturity of these instruments.

Inventories

          The Company's inventories consist of merchandise purchased for resale which are stated at the lower of FIFO (first-in, first-out) cost or market.

Property, plant and equipment

          Property, plant and equipment are stated at cost and are depreciated or amortized using the straight-line method. The estimated useful lives are as follows:

Buildings and improvements    5-25 years
Fixtures and equipment        3-10 years
Leasehold improvements        Lesser of lease term or useful life of improvement

          Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income statement.

          In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The implementation of SFAS No. 121 did not have an effect on the Company's financial position or its results of operations.

          Also included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $1,163,000 and $1,071,000 as of fiscal year end 1996 and 1995, respectively. These costs are amortized over the remaining lease term of the site they are associated with.

Other assets

          Other assets include municipal bonds aggregating $5,430,000 and $5,330,000 at fiscal year end 1996 and 1995, respectively. The fair value of the municipal bonds, estimated based on quoted market prices for similar investments, approximate their carrying amounts.

          Capitalized software costs, net of amortization, of $6,548,000 and $5,304,000, are included in other assets at fiscal year end 1996 and 1995, respectively. These costs include third party purchased software costs, direct labor associated with internally developed software, and installation costs. The Company has capitalized these costs in accordance with Financial Accounting Standards Board Interpretation No. 6, "Applicability of Statement of Financial Accounting Standards No. 2--Accounting for Research and Development Costs to Computer Software". Amortization is being recognized over a three to five year period using the straight-line method, and reflects the period over which the benefits of the software are fully realizable and enhance the operations of the business.

          Also included in other assets are preopening costs of $1,329,000 and $250,000 at fiscal year end 1996 and 1995, respectively. These costs represent costs incurred between the date the site is leased or construction is completed and the date the site is open for business. Amortization is being recognized using the straight-line method over a period of three years.

Stock options

          In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the disclosure only alternative, and has disclosed the pro forma net income per share amounts in the notes to the consolidated financial statements using the fair-value method. The adoption of SFAS No. 123 will have no cash flow impact to the Company.

Significant accounting estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and expenses during the reporting period. Management has made significant estimates in the determination of the reserve for workers' compensation expense. These reserves totaled $6,298,000 and $8,368,000 at fiscal year end 1996 and 1995, respectively. The estimate is sensitive to change based upon certain factors including healthcare costs, the Company's experience rate and severity of claims filed. The Company maintains a stop-loss limit of $300,000 per claim.

Income taxes

          The Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

2. INCOME TAXES

          A reconciliation between the federal statutory income tax rate and the Company's effective tax rate consists of the following:

                                                                                  1996           1995            1994
                                                                           -----------    -----------     -----------
Income tax at federal statutory rate                                       $13,725,000    $10,653,000     $10,161,000
State income taxes, net of federal tax benefit                               2,373,000      1,918,000       1,829,000
Revitalization zone credit                                                    (960,000)      (420,000)       (450,000)
Other                                                                         (280,000)      (108,000)        (24,000)
                                                                           -----------    -----------     -----------
Income tax provision                                                       $14,858,000    $12,043,000     $11,516,000
                                                                           ===========    ===========     ===========

The Company's provision for income taxes consists of the following:

                                                                                  1996           1995            1994
                                                                           -----------    -----------     -----------
Current
Federal                                                                    $11,632,000    $10,912,000     $10,328,000
State                                                                        1,906,000      2,221,000       2,144,000
                                                                           -----------    -----------     -----------
                                                                            13,538,000     13,133,000      12,472,000

Deferred
Federal                                                                      1,320,000     (1,090,000)       (956,000)
                                                                           -----------    -----------     -----------
Income tax provision                                                       $14,858,000    $12,043,000     $11,516,000
                                                                           ===========    ===========     ===========

    A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset consist of the following:

                                                       1996           1995
                                                -----------    -----------
Property, plant and equipment depreciation
     differences                                $(3,920,000)   $(5,041,000)
Employee benefits including postretirement
     and postemployment reserves                 10,663,000     11,217,000
Operating reserves and accruals                   3,419,000      4,243,000
Other                                               129,000         84,000
                                                -----------    -----------
Net deferred tax asset                          $10,291,000    $10,503,000
                                                ===========    ===========


          The Company and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company has made tax sharing payments to Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items.

          A tax benefit of $658,000 associated with the Company's stock option plan has been credited to additional paid-in capital in 1996.

          Tax sharing and termination payments made by the Company to Casino USA were $2,560,000, $1,945,000 and $2,638,000 in 1996, 1995 and 1994, respectively.
Federal income taxes paid during 1996, 1995 and 1994 were $11,155,000, $9,125,000 and $8,900,000, respectively.

3. ACQUISITION OF REAL PROPERTY

          Effective December 29, 1996, the Company acquired 91 properties and leasehold interests with a net book value of $71,440,000 from Casino USA and Casino Realty, which were being operated as Smart & Final stores, offices or warehouse facilities, for consideration of $76,000,000, consisting of 1,625,000 shares of the Company's common stock, valued at $23.375 per share, and a total of $38,000,000 in two five-year unsecured promissory notes.

          As part of the transaction, the Company is required to assist Casino USA and Casino Realty with the sale of certain properties, on or before December 31, 1998, for an aggregate gross sales price ("sales price") of at least $5,700,000. In the event that the properties are sold for a sales price of less than $5,700,000, the Company must pay the difference to Casino USA and Casino Realty. In the event that the sales price of such properties exceeds $5,700,000, Casino USA and Casino Realty are required to pay the Company all of the excess up to $500,000 and one-third of any remaining excess sales price.

          Of the 91 properties acquired, 86 were stores and the remaining five were the Vernon distribution facility and several non-store locations.

          Since this transaction was between entities under common control, the properties have been recorded at the historical carrying cost of Casino USA and Casino Realty. The difference between the historical carrying cost of the assets acquired and the consideration issued has been recorded as an adjustment to additional paid-in capital.

          The historical carrying cost of the assets acquired and the value of the consideration issued is as follows (Dollars in thousands):


Assets acquired:
Land                         $37,817
Building                      31,194
Leasehold interests            2,429
                          ----------
                             $71,440
Purchase consideration:
Notes payable issued         $38,000
Common stock issued           37,984
                          ----------
                             $75,984

4. LONG-TERM DEBT

          On December 29, 1996, the Company issued a total of $38 million in two five-year unsecured promissory notes to Casino USA and Casino Realty, affiliated entities, in conjunction with the acquisition of real property from Casino USA and Casino Realty. The notes bear interest at LIBOR plus 1/4%. As of December 29, 1996 the LIBOR rate was 5.813%. The notes will be payable in five annual installments of $7,600,000, plus accrued interest, commencing in fiscal year 1997.

          The Company has a long term revolving unsecured line of credit available with banks in the amount of $50.0 million. Borrowings of $45.0 million and $35.0 million were outstanding under this line as of fiscal year end 1996 and 1995, respectively. This line of credit bears interest at LIBOR plus 1/2%, and matures in November, 2000. The terms of the loan agreement require the Company to maintain certain financial ratios. The Company was in compliance with these covenants during fiscal year 1996 and 1995.

          The Company also has a short term unsecured line of credit available with a bank in the amount of $35.0 million. The line of credit bears interest at the bank's reference rate which was 5.813% as of December 29, 1996. Borrowings of $17.0 million and $1.0 million were outstanding under this line as of the fiscal year end 1996 and 1995, respectively.

          The Company has guaranteed $650,000 of Smart & Final Del Noroeste S.A. de C.V. debt under a Standby Letter of Credit.

          Henry Lee Company ("Henry Lee") had a revolving line of credit facility with a bank aggregating $15.8 million of which $1.7 million was outstanding at fiscal year end 1995. This facility bore interest at 7.7% and was repaid on January 3, 1996.

          Other notes payable of $9,158,000 and $8,198,000 at fiscal year end 1996 and 1995, respectively bear interest at various rates ranging from 7.0% to 8.0%. Of these notes payable, $8.0 million is at an interest rate of 7.5% and is unsecured. Interest paid on these notes and bank lines of credit aggregated $3,627,000, $2,500,000, and $370,000 for the fiscal years ended 1996, 1995 and
1994, respectively.

Aggregate future principal payments are as follows:

Fiscal Year:
1997................. $ 27,094,000
1998.................   10,649,000
1999.................   10,681,000
2000.................   53,015,000
2001.................    7,673,000
Subsequent to 2001...       46,000
                      ------------
                      $109,158,000
                      ============

     The fair value of the Company's long term debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturities, approximates the carrying amount.

5. LEASE OBLIGATIONS

     As of fiscal year end 1996, the Company leases 59 properties directly from third party lessors, with an average remaining lease term of 14 years. In addition, the Company has 10 stores on real property that is ground leased from third party lessors and 33 stores in which Casino USA or Casino Realty has a leasehold interest and which Casino USA or Casino Realty subleases to the Company. The remaining lease term on the 33 stores subleased from Casino USA or Casino Realty averages approximately 10.1 years with various renewal options at then prevailing market rates.

     During fiscal year 1996, most of the Company's Smart & Final store facilities were leased under operating leases from either Casino USA or Casino Realty. Fifty-one properties were leased directly from third party lessors. Of the 117 stores leased from Casino USA or Casino Realty, 51 were stores in which Casino USA or Casino Realty held a leasehold interest and which Casino USA or Casino Realty subleased to the Company on substantially the same terms and conditions as contained in Casino USA's or Casino Realty's leases from third party lessors. Nine of the 51 stores were on real property that was ground leased by Casino USA or Casino Realty and subleased to the Company; lease terms were set at rates and terms considered to be equivalent to those available from unrelated third party lessors. Generally, annual lease rates on stores owned by Casino Realty were set at 9-10% of the completed cost of the store at the time it was built or acquired.

     The Company also leased five additional properties during fiscal year 1996, which included its Vernon, California distribution facility and several non-store locations, from Casino Realty.

     Henry Lee's warehouse is leased from affiliates of the minority shareholder. The leases contain terms and rates considered to be equivalent to those available from unrelated third party lessors.

     In December 1994, the Company entered into a $30.0 million master lease facility which has provided for the lease of a new distribution center for Port Stockton and for new store sites. During fiscal years 1996 and 1995, the Company leased assets valued at approximately $25.7 and $20.0 million, respectively, under this facility. The related minimum lease obligation is included in the table below.

     The Company leases equipment and buildings from third parties under operating leases that expire at various periods through 2056. Henry Lee guarantees $2,800,000 of obligations of affiliates of its minority shareholder. These obligations are related to properties leased by Henry Lee.

     Lease expense for real property included in the accompanying financial statements is as follows:

                                      Property Leased From
                                      --------------------
                                  Casino USA or Casino Realty
                                  ---------------------------
Fiscal Year:                        Subleased       Owned
                                  ------------   ------------
 1994............................   $6,843,000   $8,503,000
 1995............................   $7,179,000   $9,271,000
 1996............................   $7,334,000   $9,212,000

          Aggregate minimum future lease payments for real property, as well as equipment and other property at fiscal year end 1996 are as follows:


Fiscal Year:                      Related Parties   Third Parties
                                  ---------------   -------------
          1997.................       $ 6,397,000    $ 13,874,000
          1998.................         5,896,000      13,593,000
          1999.................         5,553,000      12,053,000
          2000.................         5,268,000      11,556,000
          2001.................         5,061,000      33,129,000
          Subsequent to 2001           36,713,000     105,445,000
                                      -----------    ------------
                                      $64,888,000    $189,650,000
                                      ===========    ============

6. RELATED PARTY TRANSACTIONS

Intercompany services

          The Company performs various services for Casino USA and Casino Realty. These services include various administrative functions including accounting, human resources, and systems development work, the cost of which has been charged to the benefited affiliated company. These charges amounted to $402,000, $435,000, and $418,000 for the fiscal years 1996, 1995, and 1994, respectively. It is anticipated that the Company will continue to provide these administrative services to its affiliates at its estimated cost.

          Charges among affiliates result from an undertaking to provide the respective service in the most cost effective manner, taking advantage of each entity's internal administrative structure. Management believes that the allocation method is reasonable and intercompany charges approximate the cost that would be incurred from independent third parties, on a stand alone basis. Intercompany charges for each period are settled in the following period.

Intercompany Interest Charges/Credits

          Intercompany interest charges from affiliates was $161,000 for advances of $5,960,000 made during 1996. There were no material advances in 1995 and 1994.

7. RETIREMENT PLANS

Defined benefit plans

          Smart & Final has a noncontributory pension plan covering all full time employees. The Company funds this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets are held by the Trustee, and consist of a diversified portfolio of fixed-income investments and equity securities, including U.S. Government instruments, corporate bonds, money market funds and common stock. The net pension expense includes the following components:

                                        1996            1995           1994
                                    -----------     -----------    -----------
Service cost component              $ 1,196,000     $   920,000    $ 1,085,000
Interest cost component               2,169,000       1,995,000      1,845,000
Actual return on plan assets         (2,323,000)     (3,700,000)       521,000
Net amortization and deferral           722,000       2,494,000     (1,746,000)
                                    -----------     -----------    -----------
Net pension expense                 $ 1,764,000     $ 1,709,000    $ 1,705,000
                                    ===========     ===========    ===========

          In accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions" ("SFAS No. 87"), it is appropriate to base the measurement of the net periodic pension cost on the discount rate in effect at the end of the prior fiscal year. The assumptions used to develop the components of the net pension expense were as follows:

                                                         1996       1995       1994
                                                       -------    -------    -------
Discount rate                                            7.50%      8.50%      7.25%
Rate of increase in compensation levels                  4.00%      5.00%      4.00%
Expected long-term rate of return on plan assets         9.00%      9.00%      9.00%

 The funded status and accrued pension costs of the plans were as follows:

                                                    1996            1995
                                                ------------    ------------
Accumulated benefit obligation:
Vested                                          $ 24,238,000    $ 21,871,000
Non-vested                                         1,019,000       1,041,000
                                                ------------    ------------
                                                $ 25,257,000    $ 22,912,000
                                                ============    ============

Present value of projected benefit obligation   $ 30,794,000    $ 27,987,000
Fair value of plan assets                         23,903,000      21,078,000
                                                ------------    ------------


Present value of projected benefit obligation
 in excess of plan assets                          6,891,000       6,909,000
Remaining unrecognized net obligation               (686,000)       (784,000)
Unrecognized prior service cost                   (1,996,000)     (2,210,000)
Unrecognized net loss                             (2,194,000)     (2,073,000)
                                                ------------    ------------
Accrued pension costs in excess of cash
 payments made by the Company                   $  2,015,000    $  1,842,000
                                                ============    ============

          In accordance with SFAS No. 87, it is appropriate to base the measurement of the present value of the projected benefit obligation on the discount rates at which the benefits could be effectively settled as of the balance sheet date. The assumptions used to develop the funded status and the accrued pension costs were as follows:


                                                      1996    1995
                                                      ----    ----
Discount rate                                         7.50%   7.50%
Rate of increase in compensation levels               4.00%   4.00%
Expected long-term rate of return on plan assets      9.00%   9.00%

          During fiscal year 1996, the plan's accumulated benefit obligation and projected benefit obligation increased $2,345,000 and $2,807,000, respectively, primarily due to changes in certain actuarial assumptions indicated in the table above.

Defined contribution plans

          Smart & Final offers all full time employees participation in a defined contribution plan ("the 401(k) Savings Plan") which qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Savings Plan allows participants to contribute for fiscal year 1996 up to 15% of their compensation or $9,500, whichever is lower. Smart & Final will automatically match 25% of each dollar contributed up to 6% of the participant's compensation. Additionally, Smart & Final may at its discretion match up to an additional 75% of each dollar contributed up to 6% of the participants' compensation if Smart & Final exceeds certain financial and profitability goals. Smart & Final provided an additional 25% discretionary match in fiscal years 1996, 1995 and 1994. Smart & Final has provided $1,231,000, $1,250,000, and $1,094,000, for contributions to the 401(k) Savings
Plan for fiscal years 1996, 1995 and 1994, respectively.

Deferred Compensation Plan

          Effective January 1, 1995, the Company adopted a nonqualified deferred compensation program which permits key employees and directors to annually elect individually to defer up to 100% of their current year compensation until retirement. The retirement benefit to be provided is a function of the amount of compensation deferred. The Company has invested in corporate owned life insurance policies with death benefits aggregating to $9,446,000 and $8,344,000 as of fiscal year end 1996 and 1995, respectively. The cash surrender value of these policies amount to $753,000 and $534,000 as of fiscal year end 1996 and 1995 respectively.

8. POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS

         Smart & Final provides certain health care benefits for retired employees. Substantially all of Smart & Final's full time employees may become eligible for those benefits if they reach retirement age while still working for the Company. Benefits are limited to the lesser of actual cost for the medical coverage selected or a defined dollar benefit based on years of service. In addition, on a postemployment basis, the Company provides certain disability related benefits to its employees.

         Effective at the beginning of fiscal year 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") which require the expected cost of the benefits to be charged to expense during the years that the employees render service. In connection with the adoption of these standards, the Company incurred a one-time, non-cash, net of tax charge of $12.9 million for these benefit obligations through fiscal year 1992. The expense for postretirement benefits included the following components:

                                      1996         1995          1994
                                  ----------    ----------    ----------
Service cost                      $  222,000    $  206,000    $  277,000
Interest cost                        689,000       820,000     1,020,000
Net amortization and deferral       (270,000)     (222,000)         --
                                  ----------    ----------    ----------
Postretirement benefits expense   $  641,000    $  804,000    $1,297,000
                                  ==========    ==========    ==========

         The discount rates used for fiscal years 1996, 1995 and 1994, to determine the postretirement expense were 7.50%, 8.50% and 7.25%, respectively.

         The components of the accrued liability for the accumulated postretirement benefit obligation as reflected on the balance sheet at fiscal year end 1996 and 1995, are as follows:

                                                                  1996                    1995
                                                               -----------           ------------
Retirees                                                      $  9,984,000            $10,179,000
Fully eligible active plan participants                            564,000                544,000
Other active plan participants                                   6,749,000              6,507,000
                                                               -----------           ------------
Accumulated postretirement benefit obligation                  $17,297,000            $17,230,000
                                                               ===========            ===========

         The accumulated postretirement benefit obligation is reflected on the fiscal year end 1996 balance sheet as a current liability of $1.0 million and a long term portion of $16.3 million. For measurement purposes, a 11.5% and 12.0% annual rate of increase in the per capita cost of covered claims was assumed for 1996 and 1995, respectively; the rate is assumed to decrease by 0.5% per year for the first 11 years until an ultimate rate of 6% is reached and remains at that level thereafter. The Company offers a defined dollar benefit plan providing a fixed dollar amount of coverage which does not increase with medical inflation. The discount rate used in determining the accumulated postretirement benefit obligation at fiscal year ends 1996 and 1995 was 7.5%.

9. WAREHOUSE START UP COSTS

         In anticipation of the commencement of operations of the Company's new distribution center in Northern California, the Company increased its staffing levels and incurred certain other costs totaling approximately $4.3 million. Significant delays in commencement of operations resulted in labor inefficiencies, travel and move costs and significantly increased promotion allowances and product discounts in order to maintain customer relationships during the period of delay. These costs have been classified as warehouse start-up costs in the accompanying income statement for the fiscal year ended 1995.

10. LEGAL ACTIONS

         The Company has been named as defendant in various legal actions in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in a material effect on the Company's financial position or results of operations.


11. COMMON STOCK

         Pursuant to an agreement dated March 7, 1989, ("Agreement"), the Company's Chairman is obligated to purchased 143,000 common shares by 1999. The purchase price was equal to the Company's book value per share, as of the end of the fiscal year immediately preceding the fiscal year of purchase. This agreement has been accounted for as a variable plan. Compensation expense is computed based on the changes in the market value of the Company's common stock during the fiscal year over the changes in the stock purchase price. Compensation expense associated with this agreement aggregated $36,000, $1,037,000 and $71,000 for the fiscal years 1996, 1995 and 1994, respectively. At December 29, 1996 the agreement was amended to establish a fixed purchase price of $8.90 per share.


12. EARNINGS PER COMMON SHARE

         Earnings per common share is computed on the basis of the weighted average number of shares of common stock outstanding each year, after giving effect to the three-for-two stock split issued on February 5, 1993. Common stock equivalents relate to the employee stock options and a stock purchase agreement.


13. STOCK OPTIONS

         The Company has a Stock Incentive Plan. During 1994, the Plan was amended to increase the maximum amount of shares for which options may be granted to 2,250,000 shares from 1,125,000 shares of the Company's common stock. Option prices may be established by the compensation committee of the Board of Directors at no less than 85% of the fair market value of the common stock at the time the option is granted. Options for officers and directors granted at the time of the Company's initial public offering were granted at 85% of fair market value. Options for officers and directors elected in 1996, 1995 and 1994 were granted at fair market value at the time of grant. Options currently granted under the plan will vest over a 4-year period and may be exercised for up to 10 years from the date of grant. A summary of changes in the shares under option follows:

                                                                                     Weighted
                                                                 Shares            Average Price
                                                                 ------            -------------
Shares under option at fiscal year end 1993                      911,750             $11.66
                                                              -----------            ------
Fiscal year 1994:
  Options granted                                              1,071,900             $14.09
  Options exercised                                              (47,000)             10.77
  Options canceled                                              (115,700)             13.47
                                                               ----------
  Shares under option at fiscal year end 1994                  1,820,950              13.00
                                                              -----------            ------
  Shares exercisable at fiscal year end 1994                     491,250              10.96

Fiscal year 1995:
  Options granted                                                284,850             $16.79
  Options exercised                                              (47,000)             10.87
  Options canceled                                               (43,550)             14.25
                                                              -----------
  Shares under option at fiscal year end 1995                  2,015,250              13.56
                                                              -----------            ------
  Shares exercisable at fiscal year end 1995                     721,284              11.23

Fiscal year 1996:
  Options granted                                                126,400             $22.07
  Options exercised                                              (84,728)             12.50
  Options canceled                                               (59,695)             11.92
                                                              -----------
  Shares under option at fiscal year end 1996                  1,997,227              14.19
                                                              -----------            ------
  Shares exercisable at fiscal year end 1996                     945,629              12.34

Stock options outstanding at December 29, 1996, are as follows:

                                                            Number         Weighted Average                 Weighted
Range of                                               Outstanding                Remaining                  Average
Exercise Prices                                     as of 12/29/96         Contractual Life           Exercise Price
---------------------------------------------------------------------------------------------------------------------
$10.7700                                                   578,300                     4.47                 $10.7700
$13.0000 - $13.8750                                         34,297                     7.06                 $13.2296
$14.0000                                                   732,030                     7.15                 $14.0000
$14.5000 - $16.1700                                        208,950                     7.50                 $15.0678
$16.5000 - $17.5000                                        223,800                     8.45                 $16.7722
$18.1250 - $19.2500                                         95,150                     6.91                 $18.4381
$20.3750                                                    36,500                     9.15                 $20.3750
$21.8750                                                    37,300                     9.93                 $21.8750
$22.8750                                                    10,050                     9.36                 $22.8750
$23.6250                                                    40,850                     9.70                 $23.6250
---------------------------------------------------------------------------------------------------------------------
$10.7700 - $23.6250                                      1,997,227                     6.69                 $14.1904

Stock options exercisable as of December 29, 1996, are as follows:

Range of                                                                 Number                     Weighted Average
Exercise Prices                                                     Exercisable                       Exercise Price
---------------------------------------------------------------------------------------------------------------------
$10.7700                                                                578,300                             $10.7700
$13.0000 - $13.8750                                                      13,577                             $13.3544
$14.0000                                                                222,390                             $14.0000
$14.5000 - $16.1700                                                      85,695                             $15.4156
$16.5000 - $17.5000                                                           -                                    -
$18.1250 - $19.2500                                                      45,667                             $18.1304
$20.3750                                                                      -                                    -
$21.8750                                                                      -                                    -
$22.8750                                                                      -                                    -
$23.6250                                                                      -                                    -
---------------------------------------------------------------------------------------------------------------------
$10.7700 - $23.6250                                                     945,629                             $12.3431

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively; dividend yield of 1.0% and 1.2%, expected volatility of 22% for both years, risk-free interest rates of 6.6% and 6.4% and expected lives of 3.16 years for non-executive and 2.75 years for executives for both years. The weighted-average fair value of options granted during 1996 and 1995 was $5.89 and $4.46, respectively.

         Common stock shares available for future grant at fiscal year end 1996 and fiscal year end 1995 were 27,295 and 94,000, respectively.

         The Company accounts for the Stock Incentive Plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and accordingly, compensation expense associated with options aggregated $152,000 and $372,000 for fiscal years 1995 and 1994, respectively. Compensation expenses related to options issued has been fully amortized at fiscal year end 1995. Had compensation costs for the Stock Incentive Plan been determined under SFAS No. 123, "Accounting For Stock-Based Compensation," proforma net income and earnings per share would have been $24,017,000 and $1.13, respectively, for fiscal year 1996 and $18,154,000 and $0.87, respectively for fiscal year 1995. The impact applying SFAS No. 123 in this proforma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123 does not apply to awards granted prior to 1995. The Company anticipates making additional stock-based compensation awards in the future.

14. EMPLOYMENT/CONSULTING AGREEMENTS

         The Company has a consulting arrangement with its Chairman which provides for his services for a 10 year period expiring in 2004. Employment agreements have also been entered into with several principal executive officers. These agreements contain provisions for base salary and bonuses, expiring during fiscal years 1997 and 1998. The Company has a consulting agreement with an affiliate of the minority shareholder of Henry

Lee which expires during fiscal year 1998. Annual payments under these agreements are approximately $1,963,000.

15. ACQUISITION OF HENRY LEE

         On November 8, 1994, the Company acquired 90% of the outstanding common stock of Henry Lee for a purchase price of $18,410,000, including transaction costs. The acquisition was accounted for by the purchase method of accounting. The goodwill of $8,345,000 related to the purchase is being amortized over 40 years. The results of Henry Lee's operations for fiscal years 1996 and 1995, and two months during fiscal year 1994, are included in the consolidated statements of income of the Company. Henry Lee is engaged in the traditional full-service food distribution business. Henry Lee serves 3,700 institutional and foodservice customers, including restaurants, hotels and cruise lines, primarily in the state of Florida and certain markets in the Caribbean and South America.

                               SMART & FINAL INC.
                   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                          FISCAL YEAR-ENDED 1996 (A)
                                               ----------------------------------------------------------------------------
                                                  FIRST           SECOND           THIRD           FOURTH
                                                 QUARTER          QUARTER         QUARTER         QUARTER           TOTAL
                                                    12               12             16               12              52
                                                  WEEKS            WEEKS           WEEKS           WEEKS            WEEKS
                                               ------------    ------------    ------------    ------------    ------------
INCOME STATEMENT DATA:
Sales.......................................   $    282,334    $    307,408    $    406,448    $    306,371    $  1,302,561
Cost of sales, buying and occupancy.........        237,936         256,685         342,347         257,965       1,094,933
Lease expense to affiliates.................          3,968           4,041           5,548           3,676          17,233
                                               ------------    ------------    ------------    ------------    ------------
Gross margin................................         40,430          46,682          58,553          44,730         190,395
Operating and administrative expenses.......         32,597          36,020          44,328          34,862         147,807
Warehouse start up costs....................             --              --              --              --              --
                                               ------------    ------------    ------------    ------------    ------------
     Income from operations.................          7,833          10,662          14,225           9,868          42,588
                                               ------------    ------------    ------------    ------------    ------------
Interest income and expense:
    Interest income.........................            121             109             133             138             501
    Interest expense........................           (723)           (827)         (1,246)         (1,078)         (3,874)
                                               ------------    ------------    ------------    ------------    ------------
                                                       (602)           (718)         (1,113)           (940)         (3,373)
Income before provision for income
 taxes and minority share of net income.....          7,231           9,944          13,112           8,928          39,215
Provision for income taxes..................          2,929           3,737           5,054           3,138          14,858
Minority share of net income................            107              48              11              78             244
                                               ------------    ------------    ------------    ------------    ------------
Income from consolidated subsidiaries.......          4,195           6,159           8,047           5,712          24,113
Equity earnings in unconsolidated
  subsidiary................................             --             109              50              62             221
                                               ------------    ------------    ------------    ------------    ------------
Net income..................................   $      4,195    $      6,268    $      8,097    $      5,774    $     24,334
                                               ============    ============    ============    ============    ============
Earnings per common share...................   $       0.20    $       0.30    $       0.38    $       0.27    $       1.15
                                               ============    ============    ============    ============    ============
Weighted average common shares and
      common share equivalents (B)..........     21,068,317      21,244,861      21,279,572      21,207,270      21,206,126
                                               ============    ============    ============    ============    ============

(A) Each of the Company's fiscal years consists of twelve week periods in the first, second and fourth quarters of the fiscal year and one sixteen week period in the third quarter.


(B) The weighted average shares includes the common stock equivalents related to employee stock options and a stock purchase agreement.



                                                        SMART & FINAL INC.
                                            SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
                                             (in thousands, except per share amounts)
                                                           (Unaudited)

                                                                           FISCAL YEAR-ENDED 1995 (A)
                                             -------------------------------------------------------------------------------------
                                                 FIRST              SECOND             THIRD             FOURTH
                                                QUARTER            QUARTER            QUARTER           QUARTER             TOTAL
                                                   12                 12                 16                12                 52
                                                 WEEKS               WEEKS              WEEKS             WEEKS             WEEKS
                                                -------            -------            -------           -------             -----
INCOME STATEMENT DATA:
    Sales..................................  $   252,139        $   273,438       $   365,276        $   282,472       $ 1,173,325
    Cost of sales, buying and occupancy....      212,026            228,381           307,390            236,689           984,486
    Lease expense to affiliates............        3,919              3,939             5,426              3,823            17,107
                                             -----------        -----------       -----------        -----------       -----------
    Gross margin...........................       36,194             41,118            52,460             41,960           171,732
    Operating and administrative expenses..       29,652             32,141            40,450             32,774           135,017
    Warehouse start up costs...............            -              3,500               750                  -             4,250
                                             -----------        -----------       -----------        -----------       -----------
    Income from operations.................        6,542              5,477            11,260              9,186            32,465
                                             -----------        -----------       -----------        -----------       -----------
    Interest income and expense:
     Interest income.......................           91                112               139                130               472
     Interest expense......................         (527)              (453)             (743)              (777)           (2,500)
                                             -----------        -----------       -----------        -----------       -----------
                                                    (436)              (341)             (604)              (647)           (2,028)

    Income before provision for income
     taxes and minority share of net
     income................................        6,106              5,136            10,656              8,539            30,437
    Provision for income taxes.............        2,437              1,940             4,046              3,620            12,043
    Minority share of net income...........           90                 48                21                 89               248
                                             -----------        -----------       -----------        -----------       -----------
    Income from consolidated subsidiaries..        3,579              3,148             6,589              4,830            18,146
    Equity earnings in unconsolidated
     subsidiary............................         (100)                 -                 -                250               150
                                             -----------        -----------       -----------        -----------       -----------
    Net income.............................  $     3,479        $     3,148       $     6,589        $     5,080       $    18,296
                                             ===========        ===========       ===========        ===========       ===========

    Earnings per common share..............  $      0.17        $      0.15       $      0.32        $      0.24       $      0.88
                                             ===========        ===========       ===========        ===========       ===========
    Weighted average common shares and
     common share equivalents (B)..........   20,542,382         20,689,942        20,789,047         20,969,156        20,750,818
                                             ===========        ===========       ===========        ===========       ===========


(A) Each of the Company's fiscal years consists of twelve week periods in the first, second and fourth quarters of the fiscal year and one sixteen week period in the third quarter.


(B) The weighted average shares includes the common stock equivalents related to employee stock options and a stock purchase agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

The information required by Part III of Form 10-K (Items 10-13) is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on May 9, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's last fiscal year end. For Item 10, Directors and Executive Officers of the Registrant, the sections of the Proxy Statement entitled "Nominees", "Continuing Directors", "Executive Officers" and "Compliance With
Section 16(a) of the Securities Exchange Act of 1934" are incorporated herein by this reference. For Item 11, Executive Compensation, the sections of the Proxy Statement entitled "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Compensation of Directors" are incorporated herein by this reference. For Item 12, Security Ownership of Certain Beneficial Owners and Management, the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by this reference. For Item 13, Certain Relationships and Related Transactions, the section of the Proxy Statement entitled "Certain Transactions and Relationships" is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                             PAGE
                                                                             ----
(A-1) FINANCIAL STATEMENTS :

         Report of Independent Public Accountants............................ 19

         Consolidated Balance Sheets......................................... 20

         Consolidated Statements of Income................................... 21

         Consolidated Statements of Stockholders' Equity..................... 22

         Consolidated Statements of Cash Flows............................... 23

         Notes to Consolidated Financial Statements.......................... 24

         Supplementary Data - Summary of Quarterly Results of Operations..... 38

(A-2) FINANCIAL STATEMENT SCHEDULES:

         Report of Independent Public Accountants............................ 48

         VIII - Valuation and Qualifying Accounts............................ 50

         All other schedules are omitted since the required information is present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                  EXHIBIT INDEX

Exhibit                                                                                  Sequentially
Number            Description of Exhibit                                                 Numbered Pages
------            ----------------------                                                 --------------
3.1               Certificate of Incorporation of the Company, including all amendments thereto (6)

3.2               Bylaws of the Company, including all amendments thereto (6)

10.1              [Intentionally Blank]

10.2              Loan Agreement, dated January 24, 1995, between First
                  Interstate Bank of California and the Company, as renewed (12)

10.3 Employment Agreement, dated June 1, 1991, between Mr. Emmons and the Company (1)*

10.4              [Intentionally Blank]

10.5              Agreement Terminating Partnership Equivalency Program for
                  Robert Emmons, dated June 1, 1991, by and among Mr. Emmons,
                  Casino USA and Casino France (1)

10.6              Stock Purchase Agreement, dated March 7, 1989, by and among
                  Mr. Emmons, Casino USA, Casino France and the Company (1), as amended*

10.7 Stock Purchase Agreement, dated as of November 5, 1990, by and among American Foodservice Distributors, Casino USA and Mr.
                  Del Prete, et al. (1)

10.8              [Intentionally Blank]

10.9              Lease, dated June 3, 1991, by and between Casino Realty and
                  S&F Stores (1)

10.10             Form of Master Lease with Casino Realty as lessor (1)

10.11             Form of Master Sublease with either Casino USA or Casino
                  Realty as sublessor (1)

10.12             Form of Lease between lessor and Port Stockton (1)

10.13             Lease by and between ADP Properties and Port Stockton, dated
                  May 14, 1990 (1)

                                  EXHIBIT INDEX

Exhibit                                                                                  Sequentially
Number            Description of Exhibit                                                 Numbered Pages
------            ----------------------                                                 --------------
10.14             Amendment to Leases, dated November 5, 1990, by and between
                  Mr. Del Prete, Miner Avenue and Nancy L. Del Prete, and Port
                  Stockton (1)

10.15             Description of Certain Management Compensatory Plans and
                  Arrangements*

10.16             1991 Stock Incentive Plan of the Company, as Amended (7)*

10.17             Smart & Final Pension Plan, as amended (12)*

10.18 Adoption Agreement #004, Nonstandardized Profit Sharing Plan for Port Stockton, dated August 28, 1990 (1)

10.19             Guaranty of Casino USA, dated as of June 7, 1991(1)

10.20             Smart & Final Amended and Restated 401(k) Savings Plan (12)*

10.21 Registration Rights Agreement, dated August 6, 1991, by and among the Company, Casino USA and Mr. Emmons (3), as amended

10.22 Tax Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Sharing Agreement, dated as of November 5, 1984, by and between the Company and Casino USA, as amended) (6)

10.23             Adoption Agreement #008, Nonstandardized Code(S) 401(k)
                  Profit Sharing Plan for Port Stockton, dated August 4, 1992
                  (12)

10.24             Intercompany Agreement, dated August 6, 1991, by and between
                  Casino USA, Casino Realty, Inc. and the Company (3)

10.25 Truck Lease and Service Agreement, dated December 13, 1991, between Smart & Final and Ryder Truck Rental, Inc. (2)

10.26             Agreement to Sell and Purchase Real Property and Escrow
                  Instructions By and Between Mr. Del Prete, individually and doing business as "ADP Properties," and Mrs. Del Prete and
                  Port Stockton Food Distributors, Inc., dated August 25, 1992
                  (4)

10.27             Agreement to Sell and Purchase Real Property and Escrow
                  Instructions By and Between Mr. Del Prete and Port Stockton
                  Food Distributors, Inc. dated August 25, 1992 (4)

                                  EXHIBIT INDEX

Exhibit                                                                                  Sequentially
Number            Description of Exhibit                                                 Numbered Pages
------            ----------------------                                                 --------------
10.28             Employment Agreement between the Company and Mr. Laverty*

10.29             Employment Agreement between the Company and Mr. Lynch (5)*

10.30             Severance Agreement between the Company and Mr. Alvarado (5)*

10.31             Severance Agreement between the Company and Mr. Chiavelli (5)*

10.32             [Intentionally Blank]

10.33             [Intentionally Blank]

10.34             Severance Agreement between the Company and Mr. Goneau (5)*

10.35             Severance Agreement between the Company and Mr. Griffin (5)*

10.36             Stock Purchase Agreement dated November 8, 1994, among the
                  Company, Sternlieb Family Investments, Ltd., and Edward I.
                  Sternlieb, Henry Sternlieb and Rose Sternlieb (8)

10.37             Severance Agreement between the Company and Mr. Magruder (5)*

10.38             Severance Agreement between the Company and Mr. Martin (5)*

10.39             Severance Agreement between the Company and Ms. Mullins (5)*

10.40             Severance Agreement between the Company and Mr. Shah (5)*

10.41             Severance Agreement between the Company and Mr. Taylor (5)*

10.42             Deferred Compensation Agreement between the Company and Mr.
                  Laverty (6)*

10.43             Deferred Compensation Agreement between the Company and Mr.
                  Lynch (6)*

10.44             Non-Negotiable Promissory Note dated November 8, 1994, of the
                  Company for the benefit of Sternlieb Family Investments, Ltd.
                  (8)

                                  EXHIBIT INDEX

Exhibit                                                                                  Sequentially
Number            Description of Exhibit                                                 Numbered Pages
------            ----------------------                                                 --------------
10.45             Stockholders' Agreement dated as of November 8, 1994, among the Company, Sternlieb Family Investments, Ltd. and Henry Lee
                  (8)

10.46             Employment Agreement dated as of November 8, 1994, between
                  Henry Lee and Edward I. Sternlieb (8)*

10.47             Consulting Agreement dated as of November 8, 1994, between
                  Henry Lee and Sternlieb Consulting, Inc. (8)

10.48 Lease dated as of November 8, 1994, between Henry Sternlieb and Henry Lee (8)


10.49 Lease dated as of July 2, 1985, as amended by First Amendment of Lease, between Edward I. Sternlieb and Henry Lee (8)

10.50 Lease dated as of August 1, 1980, and related Agreement dated as of November 8, 1994, between Henry and Rose Sternlieb and
                  Henry Lee (8)

10.51             Purchase and Sale Agreement dated October 7, 1994, between
                  Nestle Food Company and Port Stockton (8)

10.52             Revolving Credit and Reimbursement Agreement dated November
                  21, 1991 between Henry Lee and NCNB National Bank of Florida, as amended (8)

10.53 Henry Lee Company Second Profit Sharing Plan and Trust, as amended (12)

10.54             Henry Lee Company Guaranty of Edward I. Sternlieb, dated
                  October 1, 1993 (12)

10.55             Henry Lee Company Guaranty of Henry and Rose Sternlieb, dated
                  August 1, 1980 (12)

10.56             Smart & Final Inc. Supplemental Deferred Compensation Plan
                  (9), as amended*

10.57 Smart & Final Inc. Directors Deferred Compensation Plan (9), as amended*

10.58             Participation Agreement dated December 15, 1994, among the
                  Company, Smart & Final, Port Stockton, Shawmut Bank
                  Connecticut, National Association, Credit Lyonnais Cayman
                  Island Branch and Credit Lyonnais New York Branch; with the associated Loan Agreement among Shawmut Bank Connecticut,
                  National Association, Credit Lyonnais Cayman Island Branch and
                  Credit Lyonnais New York Branch, and Trust Agreement between
                  Shawmut Bank Connecticut, National Association and Credit
                  Lyonnais New York Branch (12), as amended

                                  EXHIBIT INDEX

Exhibit                                                                                  Sequentially
Number            Description of Exhibit                                                 Numbered Pages
------            ----------------------                                                 --------------
10.59             Agency Agreement dated December 15, 1994, between Shawmut Bank
                  Connecticut, National Association and the Company (12)

10.60             Lease Agreement dated December 15, 1994, between Shawmut Bank
                  Connecticut, National Association and the Company (12)

10.61             Agreement between PortStockton Food Distributors, Inc.and Food
                  Distribution Employees Association (9)

10.62             Vehicle Lease Service Agreement (9)

10.63             Consulting Agreement dated October 1, 1995 between Yves
                  Guichard and the Company (10)

10.64             Consulting Agreement dated Ocrtober 1, 1995 between Gilles
                  Pinocely and the Company (10)

10.65             Credit Agreement dated November 20, 1995 between Credit
                  Lyonnais-Los Angeles Branch and the Company (10)

10.66             Asset Purchase Agreement between Falcone & Italia Foods, Inc.,
                  Salvatore J. Falcone, Mark Gilden, and Henry Lee Company (13)

10.67             Asset Purchase Agreement between Craig & Hamilton Meat Co.,
                  Inc., Patrick D. Craig and Port Stockton Food Distributors,
                  Inc. (14)

10.68             Smart & Final Inc. Trust for Deferred Compensation Plans*

10.69             Agreement for Conveyance of Real Property dated as of October
                  31, 1996 by and among the Company, Casino USA and Casino
                  Realty, Inc. and the First Amendment thereto dated December
                  19, 1996 (15)

10.70             Letter Agreement dated as of December 10, 1996, among the
                  Company and Wells Fargo Bank, N.A.

21                Subsidiaries

23                Consent of Arthur Andersen LLP

27                Financial Data Schedule


-----------------

(1) Incorporated herein by reference to the corresponding Exhibit number in the Company's Registration Statement on Form S-1 (Registration No. 33-41103) which became effective on July 30, 1991.

(2) Incorporated herein by reference to the corresponding Exhibit number in the Company's Form 8- Amendment No. 1 to its Annual Report for the fiscal year ended December 29, 1991 on Form 10-K, which was filed on March 30, 1992.

(3) Incorporated herein by reference to the corresponding Exhibit number in the Company's Annual Report for the fiscal year ended December 29, 1991 on Form 10-K, which was filed on March 24, 1992.

(4) Incorporated herein by reference to the corresponding Exhibit number in the Company's Annual Report for the fiscal year ended January 3, 1993 on Form 10-K, which was filed on March 30, 1993.

(5) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended October 10, 1993 on Form 10-Q, which was filed on November 22, 1993.

(6) Incorporated herein by reference to the corresponding Exhibit number in the Company's Annual Report for the fiscal year ended January 2, 1994 on Form 10-K, which was filed on April 4, 1994.

(7) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended March 27, 1994 on Form 10-Q, which was filed on May 5, 1994.

(8) Incorporated herein by reference to the corresponding Exhibit number (except for Exhibit number 10.36 which was filed as Exhibit number 2) in the Company's Quarterly Report for the quarter ended October 9, 1994 on Form 10-Q, which was filed on November 23, 1994.

(9) Incorporated herein by reference to the corresponding Exhibit number in the Company's quarterly report for the quarter ended March 26, 1995 on Form 10-Q which was filed on May 4, 1995.

(10) Incorporated herein by reference to the corresponding Exhibit number in the Company`s Quarterly Report for the quarter ended October 8, 1995 on Form 10-Q which was filed on November 22, 1995.

(11) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the year ended January 1, 1995 on Form 10-K which was filed on April 3, 1995.

(12) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the year ended December 31, 1995 on Form 10-K which was filed on March 29 , 1996.

(13) Incorporated herein by reference to the corresponding Exhibit number in the Company's quarterly report for the quarter ended March 24, 1996 on Form 10-Q which was filed on May 1, 1996.

(14) Incorporated herein by reference to the corresponding Exhibit number in the Company's quarterly report for the quarter ended June 16, 1996 on Form 10-Q which was filed on July 31, 1996.

(15) Incorporated herein by reference to the corresponding Exhibit number in the Company's Definitive Proxy Statement Proxy Statement dated February 19, 1997 in connection with a Special Meeting of Shareholders of the Company held March 19, 1997, which was filed on February 19, 1997.

* Management contracts and compensatory plans, contracts and arrangements of the Company.

During the quarter ended December 29, 1996, the Company filed no reports on Form 8-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Smart & Final Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Smart & Final Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 10, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                  ARTHUR ANDERSEN LLP

Los Angeles, California
February 10, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 17, 1997.

                                       Smart & Final Inc.

                              By:        /s/ Martin A. Lynch
                                 -----------------------------
                                          Martin A. Lynch
                                          Executive Vice President,
                                          Chief Financial Officer and Principal
                                          Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 17, 1997.

   /s/Robert J. Emmons                               Chairman of the Board
  -------------------------
      Robert J. Emmons

   /s/Roger M. Laverty III                President and Chief Executive Officer
  -------------------------
      Roger M. Laverty III

   /s/Martin A. Lynch                            Executive Vice President,
  -------------------------                    Chief Financial Officer, and
        Martin A. Lynch                        Principal Accounting Officer

   /s/Pierre B. Bouchut                                 Director
  -------------------------
      Pierre Bouchut

   /s/Timm F. Crull                                     Director
  -------------------------
      Timm F. Crull

   /s/James S. Gold                                     Director
  -------------------------
     James S. Gold

   /s/Antoine Guichard                                  Director
  -------------------------
      Antoine Guichard

   /s/David J. McLaughlin                               Director
  -------------------------
      David J. McLaughlin

   /s/Thomas G. Plaskett                                Director
  -------------------------
      Thomas G. Plaskett

   /s/ Georges Plassat                                  Director
  -------------------------
     Georges Plassat

   /s/Ross E. Roeder                                    Director
  -------------------------
     Ross E. Roeder

   /s/Louis E. Scott                                    Director
  -------------------------
      Louis E. Scott

                                      49

                              SMART & FINAL INC.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE FISCAL YEARS 1996, 1995 AND 1994

                                        BALANCE AT         ACQUISITION                                          BALANCE AT
                                        BEGINNING             OF                                                    END OF
                                          OF PERIOD          BUSINESS          ADDITIONS        DEDUCTIONS          PERIOD
                                        ------------      ------------        ------------     ------------       -----------
Allowance for doubtful accounts
  Fiscal year 1996.................     $1,867,000          $354,000            $1,256,000     $  909,000          $2,568,000
                                        ==========          ========            ==========     ==========          ==========

Allowance for doubtful accounts
  Fiscal year 1995.................     $1,596,000             -                $1,405,000     $1,134,000          $1,867,000
                                        ==========          ========            ==========     ==========          ==========

Allowance for doubtful accounts
  Fiscal year 1994.................     $  936,000          $531,000            $  391,000     $  262,000          $1,596,000
                                        ==========          ========            ==========     ==========          ==========