Form 10-Q
period 1997-03-23
SMART & FINAL INC/DE
filed 1997-05-02
CIK 875751

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   _________


                                   FORM 10-Q

     (Mark one)

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ----      OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the quarterly period ended
                                March 23, 1997

                                       OR

             ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from
                                 ____ to ____

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

Yes   X   No____.

The registrant had 22,037,341 shares of common stock outstanding as of April 28, 1997.

Number of Sequentially Numbered Pages:   13

Exhibit Index at Page:   13

================================================================================

-------------------------------------------------------------------------------

                              SMART & FINAL INC.
                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                                       Page
Item 1.  Financial Statements
         Unaudited Consolidated Balance Sheets                           2
         Unaudited Consolidated Statements of Income                     3
         Unaudited Consolidated Statements of Cash Flows                 4
         Notes to Unaudited Consolidated Financial Statements            5

Item 2.  Management's Discussion and Analysis of Financial Condition     7
         and Results of Operations

                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings                                              11
Item 2.  Changes in Securities                                          11
Item 3.  Defaults upon Senior Securities                                11
Item 4.  Submission of Matters to a Vote of Security Holders            11
Item 5.  Other Information                                              11
Item 6.  Exhibits and Reports on Form 8-K                               11


                         PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)

                                                       March 23,      December 29,
                                                        1997            1996
ASSETS                                                (Unaudited)
------                                                -----------     ------------
Current assets:
  Cash & cash equivalents                             $ 17,116        $ 16,795
  Trade notes and accounts receivable, less
     allowance for doubtful accounts of
     $2,775 in 1997 and $2,568 in 1996                  66,156          67,695
  Inventories                                          121,416         125,721
  Prepaid expenses                                       5,848           4,346
  Deferred tax asset                                     6,134           6,134
                                                      --------        --------
        Total current assets                           216,670         220,691
Property, plant and equipment:
  Land                                                  39,079          39,079
  Buildings and improvements                            34,364          34,364
  Leasehold improvements                                61,422          60,943
  Fixtures and equipment                               134,489         129,953
                                                      --------        --------
                                                       269,354         264,339
  Less - Accumulated depreciation and amortization      81,969          77,156
                                                      --------        --------
         Net property, plant and equipment             187,385         187,183

Assets under capital leases, net                           509             671
Goodwill                                                10,090          10,162
Deferred tax asset                                       4,157           4,157
Other assets                                            19,403          18,560
                                                      --------        --------
             Total Assets                             $438,214        $441,424
                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long term debt                $ 10,718        $ 10,356
  Bank line of credit                                   15,000          17,000
  Accounts payable                                      63,508          70,936
  Payable to Parent and affiliates                       8,849           8,759
  Accrued salaries and wages                             7,757           9,940
  Workers' compensation reserve                          2,600           2,600
  Other accrued liabilities                             25,752          21,855
                                                      --------        --------
        Total current liabilities                      134,184         141,446
Long term liabilities:
  Notes payable, net of current maturities              36,081          37,063
  Bank debt                                             45,000          45,000
  Obligations under capital leases                         542             581
  Worker's compensation reserve, postretirement
    and postemployment benefits                         20,205          20,000
                                                      --------        --------
       Total long term liabilities                     101,828         102,644

Minority interest                                        1,785           1,679

Stockholders' equity:
  Preferred stock, $1 par value (authorized-
  10,000,000 shares; no shares issued)                       -               -
  Common stock, $.01 par value (authorized-
  100,000,000 shares; 22,035,740 shares issued
  and outstanding in 1997 and 21,976,406 in 1996)          220             220
  Additional paid-in capital                           141,253         140,371
  Cumulative translation loss                             (835)           (835)
  Retained earnings                                     59,779          55,899
                                                      --------        --------
        Total stockholders' equity                     200,417         195,655
                                                      --------        --------
           Total liabilities and stockholders' equity $438,214        $441,424
                                                      ========        ========

  The accompanying notes are an integral part of these consolidated balance sheets.

                               SMART & FINAL INC
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                                                           Twelve Weeks Ended
                                                                      ------------------------------
                                                                       March 23,         March 24,
                                                                         1997              1996
                                                                      -----------       ------------
                                                                                (Unaudited)
Sales                                                                 $    306,984      $    282,334
Cost of sales, buying and occupancy                                        262,397           241,904
                                                                       -----------      ------------
Gross margin                                                                44,587            40,430
Operating and administrative expenses                                       34,827            32,597
                                                                      ------------      ------------
   Income from operations                                                    9,760             7,833
                                                                      ------------      ------------
Interest income and (expense):
   Interest income                                                             141               121
   Interest expense                                                         (1,678)             (723)
                                                                      ------------      ------------
                                                                            (1,537)             (602)
Income before provision for income taxes
   and minority share of net income                                          8,223             7,231
Provision for income taxes                                                   3,235             2,929
                                                                      ------------      ------------
                                                                             4,988             4,302
Minority share of net income                                                   106               107
                                                                      ------------      ------------
   Income from consolidated subsidiaries                                     4,882             4,195

Equity earnings in unconsolidated subsidiary                                   100                 0
                                                                      ------------      ------------
Net income                                                            $      4,982      $      4,195
                                                                      ============      ============
Earnings per common share                                             $       0.22      $       0.20
                                                                      ============      ============
Dividend per common share                                             $       0.05      $       0.05
                                                                      ============      ============

Weighted average common shares and
   common share equivalents                                             22,822,384        21,068,317
                                                                        ==========        ==========

      The accompanying notes are an integral part of these consolidated financial statements

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                           Twelve Weeks Ended
                                                        ------------------------
                                                        March 23,     March 24,
                                                          1997         1996
                                                        ---------    -----------
                                                              (Unaudited)

Cash Flows From Operating Activities:
  Net income                                            $  4,982      $   4,195
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     (Gain) loss on disposal of fixed assets                 (62)            (5)
     Depreciation and amortization                         5,642          4,260
     Minority share of net income                            106            107
     Equity (earnings) loss in unconsolidated subsidiary    (100)             -
 (Increase) decrease in :
     Trade notes and accounts receivable                   1,539         (4,621)
     Inventories                                           4,305            974
     Prepaid expenses and other                           (1,502)        (1,544)
  Increase (decrease) in :
     Accounts payable                                     (6,878)         6,889
     Payable to Parent and affiliates                         90         (1,210)
     Accrued liabilities                                  (2,183)          (103)
     Other liabilities                                     4,164           (832)
                                                        --------       --------
        Net cash provided by operating activities         10,103          8,110
                                                        --------       --------

Cash Flows From Investing Activities:
  Acquisition of property, plant and equipment            (5,867)        (8,682)
  Proceeds from disposal of property, plant and
   equipment                                                 100              8
  Proceeds from redemption of municipal bonds                  -            225
  Other                                                   (1,074)        (1,748)
                                                        --------       --------
        Net cash used in investing activities             (6,841)       (10,197)
                                                        --------       --------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                     736            101
  Bank credit line                                        (2,000)         3,325
  Borrowings (payments) on notes payable                    (659)           179
  Quarterly dividend paid                                 (1,018)        (1,013)
                                                        --------       --------
        Net cash provided by financing activities         (2,941)         2,592
                                                        --------       --------

Increase in cash and cash equivalents                        321            505
Cash and cash equivalents at beginning of period          16,795         15,415
                                                        --------       --------
Cash and cash equivalents at end of period              $ 17,116       $ 15,920
                                                        =========      ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                       4

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a
56.3 percent owned subsidiary of Casino USA, Inc. (the "Parent"), and Casino Realty, Inc., a wholly owned subsidiary of Casino USA.

     The consolidated balance sheet as of March 23, 1997, the consolidated statements of income and cash flows for twelve weeks ended March 23, 1997 and March 24, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K statement for the year ended December 29, 1996.

(2)  EARNINGS PER COMMON SHARE

     Earnings per common share is based on weighted average outstanding common shares which include the common stock equivalents related to employee stock options and a stock purchase agreement.

     The Company will adopt SFAS No. 128, "Earnings per share", which is effective for financial statements ending after December 15, 1997. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the year. The Pro forma below illustrates the effects of financial reporting under the provisions of SFAS No. 128:


                                       Twelve Weeks Ended
                                       ------------------
                                     March 23,       March 24,
                                       1997            1996
                                     ---------       ---------
Per Share Amounts
-----------------
Primary EPS as reported               $0.22           $0.20
Effect of SFAS No. 128                $0.01           $0.01
                                      -----           -----
Pro forma basic EPS                   $0.23           $0.21
                                      =====           =====


(3)  FISCAL YEARS

     The Company's fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve week periods in the first, second and fourth quarters and a sixteen week period in the third quarter.

(4)  DIVIDEND

     On February 21, 1997, the Company declared a dividend of $0.05 per share to stockholders of record at April 4, 1997. The dividend was paid on April 25, 1997.

(5)  INCOME TAXES

     Tax sharing payments for state income taxes made by the Company to the Parent were $541,000 and $530,000 in the twelve weeks ended March 23, 1997 and March 24, 1996, respectively. The Company paid $675,000 and $2,005,000 in federal income taxes in the twelve week periods ended March 23, 1997 and March 24, 1996, respectively.

(6)  LEGAL ACTIONS

     The Company has been named as defendant in various legal actions arising in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in significant liability to the Company.

(7)  OCCUPANCY EXPENSE

     Lease expense to third-party lessors is included in cost of sales and buying and occupancy expense in the twelve week period ended March 23, 1997. Previously disclosed lease expense to affiliates, for the twelve week period ended March 24, 1996, has been reclassified to cost of sales and buying and occupancy expense for comparability because the properties which had been owned by affiliates were purchased by the Company on December 29, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K statement for the year ended December 29, 1996.

SUMMARY

     Smart & Final Inc. (the "Company") reported earnings of $5.0 million for the twelve weeks ended March 23, 1997, an increase of $0.8 million, or 18.8%, compared to the twelve weeks ended March 24, 1996. The 1997 quarter includes pretax costs of $0.7 million related to reduced margins and marketing costs from introduction of a reduced stores pricing program in the last month of the quarter. Results for the first quarter of 1997 also included increased pretax earnings of $0.7 million from the transaction in which 91 of the Company's operating properties were acquired from the Company's majority shareholder late in 1996 in exchange for 1,625,000 new shares of stock and $38 million of unsecured notes. Earnings per share in the quarter increased approximately one half of one cent as a result of this transaction.

RESULTS OF OPERATIONS

     The following table shows, for the periods indicated, certain consolidated income statement data, expressed as a percentage of total sales.


                                                          Twelve Weeks Ended
                                                         ----------------------
                                                         March 23,     March 24,
                                                           1997          1996
                                                         --------      --------
Sales:
          Store sales...........................         72.9%         74.8%
          Foodservice distribution sales........         27.1          25.2
                                                         -----         -----
Total Sales.....................................         100.0         100.0
Cost of sales, buying and occupancy.............          85.5          85.7
                                                         -----         -----
Gross Margin....................................         14.5          14.3
Operating and administrative expenses...........         11.3          11.5
                                                         -----         -----
          Income from operations................          3.2           2.8
Interest expense, net of interest income........         (0.5)         (0.2)
                                                         -----         -----
Income before provision for income taxes and
          minority share of net income...........         2.7           2.6
Provision for income taxes.......................         1.1           1.0
                                                         -----         -----
                                                          1.6           1.5
Minority share of net income.....................           -             -
                                                         -----         -----
Net income.......................................         1.6%          1.5%
                                                         -----         -----


*Totals do not aggregate due to rounding.

BACKGROUND

     The Company continued its expansion program in 1996 and 1997 as shown in the following table:

                                       Quarter Ended           Year Ended
                                  March 23,      March 24,    December 29,
                                    1997           1996           1996
                                 -----------    ----------    ------------
USA
Store count beginning                    168           155             155
Store opened:
   In new markets                          -             4              12
   In mature markets                       1             -               1
                                      ______        ______          ______
Total                                    169             4              13
   Relocations                             -             2               6
   Store relocated/closed                 (2)           (2)             (6)
                                      ------        ------          ------
   Store count ending                    167           159             168
MEXICO
   Store count beginning                   5             3               3
   New stores opened                       -             -               2
                                      ------        ------          ------
   Store count ending                      5             3               5
Grand Total                              172           162             173
                                      ======        ======          ======

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

COMPARISON OF TWELVE WEEKS ENDED MARCH 23, 1997 WITH TWELVE WEEKS ENDED MARCH 24, 1996.

     Sales. First quarter 1997 sales were $307.0 million, up 8.7% from the comparable 1996 period. Smart & Final Stores Corporation ("Smart & Final") store sales increased 6.0%. Store sales increased as a result of the twenty-one new stores, including relocations, opened in 1996 and the one new store opened in the first quarter of 1997, and by a "Sliced Price Program" introduced late in the first quarter of 1997. Comparable store sales for the first quarter of 1997 increased 1.9% over the prior year period, with an increase of 4.4% in the last month of the quarter. Average comparable transaction size declined slightly, by 0.5% to $31.53 in the first quarter of 1997.

     Foodservice distribution sales increased significantly from $71.2 million in the first quarter of 1996 to $83.2 million of sales in the current year first quarter. Growth was primarily at Port Stockton Food Distributors ("Port Stockton") where sales increased 62.7% over the prior year quarter. Sales at Henry Lee Company ("Henry Lee") increased by 0.5%, constrained by lack of space at its distribution facilities. Florida distribution facilities are being expanded through a combination of additions to existing facilities and leasing of new facilities.

     Cost of Sales, Buying and Occupancy. These costs totaled $262.4 million in the first quarter of 1997, up 8.5% from the first quarter of 1996. As a percentage of sales, these costs declined from 85.7% in the first quarter of 1996 to 85.5% in the first quarter of 1997. The decline was primarily due to results of the 1996 real estate transaction which reduced occupancy costs by approximately $1.2 million. The decline was partially offset by the introduction of the Sliced Price Program which reduced gross margin by approximately $0.4 million in the first quarter of 1997. The Sliced Price Program is expected to impact gross margins for the remainder of the year, although at a lesser rate as planned promotional reductions are reduced or eliminated.

     Gross Margin. Gross margin increased 10.3% from $40.4 million in the first quarter of 1996 to $44.6 million in the current year. As a percentage of sales, gross margin increased from 14.3% to 14.5% of sales as a result of the reduced occupancy costs and lowered pricing at Smart & Final stores.

     Operating and Administrative Expenses. Operating and administrative expenses for the first quarter of 1997 were $34.8 million, up $2.2 million or 6.8% from the first quarter of 1996. These expenses, as a percentage of sales, decreased from 11.5% in the first quarter of 1996 to 11.3% in the first quarter of 1997, despite increased marketing costs of $0.3 million related to the introduction of the Sliced Price Program. The reduced expense levels were the result of a number of factors including tight payroll controls, benefits from continuing investment in technology, and improved distribution costs resulting from integration of foodservice and stores distribution.

     Income from Operations. Income from operations was $9.8 million for the first quarter of 1997, up 24.6% from $7.8 million in the first quarter of 1996. Sales and gross margin increased at higher rates than operating and administrative expenses in the first quarter.

     Other income and (expense). Net interest expense increased from $0.6 million in the first quarter of 1996 to $1.5 million in the first quarter of 1997 primarily as the result of $38.0 million of notes issued in connection with the real estate acquisition late in 1996.

FINANCIAL CONDITION

     Cash and cash equivalents were $16.8 million on December 29, 1996, and $17.1 million at March 23, 1997. Cash provided by operating activities for the twelve weeks ended March 23, 1997 was $10.1 million, and the net decrease in debt was $2.7 million for the quarter. Investments in fixed asset and other additions were $6.8 million and $1.0 million of dividends were paid.

     Inventories declined by $4.3 million and accounts payable decreased by $7.4 million in the quarter.

     Stockholders' equity increased by $4.7 million to $200.4 million at March 23, 1997 as a result of the $5.0 million earnings for the first quarter of 1997 and $0.7 proceeds from issuance of stock, less the quarterly cash dividend of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flow from operations. Cash provided by operating activities was $10.1 million in the first quarter of 1997, up from $8.1 million in the comparable 1996 period. At March 23, 1997 the Company had cash of $17.1 million, compared to $16.8 million at December 29, 1996. The Company had $107.3 million of debt and shareholders' equity of $200.4 million at March 23, 1997.

     From time to time Smart & Final may publish forward-looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectation include the extent of the company's success in (i) changing market conditions (ii) unforeseen costs and expenses (iii) ability to attract new customers and retain existing customers (iv) gain or losses from sales along with the uncertainties and other factors, including unusually adverse weather conditions, described from time to time in the company's SEC filing and reports. This report includes "forward-looking statements" including, without limitation, statements as to the Company's liquidity and availability of capital resources.

     The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations, lease financings and other borrowings and proceeds from the issuance of equity securities. The amount budgeted for capital expenditures is approximately $30.0 million for fiscal 1997.

                           PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

        Not applicable.

ITEM 2  CHANGES IN SECURITIES

        Not applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5  OTHER INFORMATION

        Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Exhibit Number    Description of Exhibit

             10.29             Employment Agreement between the Company and
                               Mr. Lynch*

             27                Financial Data Schedule

        (b)  Reports on Form 8-K

             None

* Management contracts and compensatory plans, contracts and arrangements of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SMART & FINAL INC.

                                       By:


Date:  April 28, 1997                         /s/ MARTIN A. LYNCH
                                       __________________________________
                                                 Martin A. Lynch
                                            Executive Vice President,
                                        Principal Financial Officer, and
                                          Principal Accounting Officer
                                                  of the Company

                               SMART & FINAL INC.
                                 EXHIBIT INDEX

                                                             Sequentially
                                                               Numbered
Exhibit Number    Description of Exhibit                         Page
--------------    ----------------------                     ------------
10.29             Employment Agreement between the Company
                  and Mr. Lynch*

27                Financial Data Schedule


* Management contracts and compensatory plans, contracts and arrangements of the Company