Form 10-Q
period 1997-06-15
SMART & FINAL INC/DE
filed 1997-07-29
CIK 875751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   _________


                                   FORM 10-Q

     (Mark one)

               X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 15, 1997
                                                 -------------

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
Yes   X   NO      .
    -----    -----

The registrant had 22,184,639 shares of common stock outstanding as of JULY 24, 1997.

Number of Sequentially Numbered Pages:


Exhibit Index at Page:   15

================================================================================

                              SMART & FINAL INC.
                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                                                              PAGE
Item 1.    Financial Statements
           Unaudited Consolidated Balance Sheets                                                2
           Unaudited Consolidated Statements of Income                                          3
           Unaudited Consolidated Statements of Cash Flows                                      4
           Notes to Unaudited Consolidated Financial Statements                                 5

Item 2.    Management's Discussion and Analysis of Financial Condition                          7
           and Results of Operations

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings                                                                     12
     2.   Changes in Securities                                                                 12
     3.   Defaults upon Senior Securities                                                       12
     4.   Submission of Matters to a Vote of Security Holders                                   12
     5.   Other Information                                                                     13
     6.   Exhibits and Reports on Form 8-K                                                      13

                         PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)

                                                                   June 15,     December 29,
                                                                    1997            1996
ASSETS                                                            (Unaudited)
------                                                            ------------  -------------
Current assets:
   Cash & cash equivalents                                         $  18,733       $  16,795
   Trade notes and accounts receivable, less
      allowance for doubtful accounts of
      $2,893 in 1997 and $2,568 in 1996                               67,907          67,695
   Inventories                                                       124,010         125,721
   Prepaid expenses                                                    5,073           4,346
   Deferred tax asset                                                  6,134           6,134
                                                                   ---------       ---------
         Total current assets                                        221,857         220,691

Property, plant and equipment:
   Land                                                               39,079          39,079
   Buildings and improvements                                         34,364          34,364
   Leasehold improvements                                             63,185          60,943
   Fixtures and equipment                                            141,287         129,953
                                                                   ---------       ---------
                                                                     277,915         264,339
   Less - Accumulated depreciation and amortization                   87,163          77,156
                                                                   ---------       ---------
          Net property, plant and equipment                          190,752         187,183

Assets under capital leases, net                                       4,816             671
Goodwill                                                              15,006          10,162
Deferred tax asset                                                     5,814           4,157
Other assets                                                          19,325          18,560
                                                                   ---------       ---------
            Total Assets                                           $ 457,570       $ 441,424
                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long term debt                            $  10,732       $  10,356
   Bank line of credit                                                23,000          17,000
   Accounts payable                                                   61,565          70,936
   Payable to Parent and affiliates                                   11,392           8,759
   Accrued salaries and wages                                          8,654           9,940
   Workers' compensation reserve                                       2,600           2,600
   Other accrued liabilities                                          22,898          21,855
                                                                   ---------       ---------
         Total current liabilities                                   140,841         141,446

Long term liabilities:
   Notes payable, net of current maturities                           36,507          37,063
   Bank debt                                                          45,000          45,000
   Obligations under capital leases                                    8,498             581
   Other long term liabilities                                         2,812               -
   Worker's compensation reserve, postretirement
      and postemployment benefits                                     20,023          20,000
                                                                   ---------       ---------
         Total long term liabilities                                 112,840         102,644

Minority interest                                                      1,795           1,679

Stockholders' equity:
   Preferred stock, $1 par value (authorized-
   10,000,000 shares; no shares issued)                                    -               -
   Common stock, $ .01 par value (authorized-
   100,000,000 shares; 22,115,403 shares issued
   and outstanding in 1997 and 21,976,406 in 1996)                       221             220
   Additional paid-in capital                                        137,198         140,371
   Cumulative translation loss                                          (835)           (835)
   Retained earnings                                                  65,510          55,899
                                                                   ---------       ---------
         Total stockholders' equity                                  202,094         195,655
                                                                   ---------       ---------
            Total liabilities and stockholders' equity             $ 457,570       $ 441,424
                                                                   =========       =========

The accompanying notes are an integral part of these consolidated balance sheets.

                            SMART & FINAL INC
                     CONSOLIDATED STATEMENTS OF INCOME
              (dollars in thousands, except per share amounts)

                                                       Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                   ----------------------------          ---------------------------
                                                    June 15,          June 16,            June 15,         June 16,
                                                      1997              1996               1997             1996
                                                   ----------        ----------          -------          ----------
                                                            (Unaudited)                         (Unaudited)
Sales                                              $  334,948        $  307,408          $  641,932       $  589,742
Cost of sales, buying and occupancy                   285,250           260,726             547,647          502,630
                                                   ----------        ----------          ----------       ----------

Gross margin                                           49,698            46,682              94,285           87,112
Operating and administrative expenses                  37,177            36,020              72,004           68,617
                                                   ----------        ----------          ----------       ----------
   Income from operations                              12,521            10,662              22,281           18,495
                                                   ----------        ----------          ----------       ----------
Interest income and (expense):
   Interest income                                        120               109                 261              230
   Interest expense                                    (1,847)             (827)             (3,525)          (1,550)
                                                   ----------        ----------          ----------       ----------
                                                       (1,727)             (718)             (3,264)          (1,320)
Income before provision for income taxes
 and minority share of net income                      10,794             9,944              19,017           17,175
Provision for income taxes                              4,043             3,737               7,278            6,666
                                                   ----------        ----------          ----------       ----------
                                                        6,751             6,207              11,739           10,509
Minority share of net income                               10                48                 116              155
                                                   ----------        ----------          ----------       ----------
    Income from consolidated subsidiaries               6,741             6,159              11,623           10,354

Equity earnings in unconsolidated subsidiary              100               109                 200              109
                                                   ----------        ----------          ----------       ----------
Net income                                         $    6,841        $    6,268          $   11,823       $   10,463
                                                   ==========        ==========          ==========       ==========

Earnings per common share                          $     0.30        $     0.30          $     0.52       $     0.50
                                                   ==========        ==========          ==========       ==========

Dividend per common share                          $     0.05        $     0.05          $     0.10       $     0.10
                                                   ==========        ==========          ==========       ==========

Weighted average common shares and
 common share equivalents                          22,763,837        21,244,861          22,793,111       21,156,589
                                                   ==========        ==========          ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                           Twenty-four Weeks Ended
                                                           -----------------------
                                                           June 15,      June 16,
                                                             1997          1996
                                                           ----------   ----------
                                                                 (Unaudited)
Cash Flows From Operating Activities:
  Net income                                                $  11,823    $  10,463
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    (Gain) loss on disposal of fixed assets                       (70)         (20)
    Depreciation and amortization                              11,400        8,697
    Minority share of net income                                  116          155
    Equity (earnings) loss in unconsolidated subsidiary          (200)        (109)
  (Increase) decrease in :
    Trade notes and accounts receivable                         1,357       (6,084)
    Inventories                                                 1,877         (929)
    Prepaid expenses and other                                   (727)        (434)
  Increase (decrease) in :
    Accounts payable                                           (9,768)       2,079
    Payable to Parent and affiliates                            2,633       (1,035)
    Accrued liabilities                                        (1,286)         502
    Other liabilities                                             951          119
                                                           ----------   ----------
       Net cash provided by operating activities               18,106       13,404
                                                           ----------   ----------

Cash Flows From Investing Activities:
  Acquisition of property, plant and equipment                (14,522)     (16,906)
  Proceeds from disposal of property, plant and equipment         184           50
  Proceeds from redemption of municipal bonds                       -          225
  Acquisition of municipal bonds                                    -         (325)
  Acquisition of business                                      (5,000)           -
  Other                                                        (1,216)      (2,517)
                                                           ----------   ----------
       Net cash used in investing activities                  (20,554)     (19,473)
                                                           ----------   ----------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                        1,686          693
  Bank credit line                                              6,000        6,325
  Borrowings (payments) on notes payable                       (1,092)         144
  Quarterly dividend paid                                      (2,208)      (2,027)
                                                           ----------   ----------
       Net cash provided by financing activities                4,386        5,135
                                                           ----------   ----------

Increase (Decrease) in cash and cash equivalents                1,938         (934)
Cash and cash equivalents at beginning of period               16,795       15,415
                                                           ----------   ----------
Cash and cash equivalents at end of period                  $  18,733    $  14,481
                                                           ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a 56.1 percent owned subsidiary of Casino USA, Inc. (the "Parent").

     The consolidated balance sheet as of June 15, 1997, the consolidated statements of income for the twelve and twenty-four weeks ended June 15, 1997, and June 16, 1996, and cash flows for the twenty-four weeks ended June 15, 1997 and June 16, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

     The Company will adopt SFAS No. 128, "Earnings per share", which is effective for financial statements ending after December 15, 1997. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the year. The Pro forma below illustrates the effects of financial reporting under the provision of SFAS No. 128:

                                Twelve Weeks Ended                       Twenty-four Weeks Ended
                                ------------------                       -----------------------

                             June 15,         June 16,                   June 15,       June 16,
                               1997            1996                       1997            1996
                             --------         --------                   --------       --------
Per Share Amounts
-----------------
Primary EPS as reported         $0.30         $0.30                      $0.52          $0.50
Effect of SFAS No. 128          $0.01         $0.01                      $0.02          $0.02
                                -----         -----                      -----          -----

Pro forma basic EPS             $0.31         $0.31                      $0.54          $0.52
                                =====         =====                      =====          =====

(3)  FISCAL YEARS

     The Company's fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve week periods in the first, second and fourth quarters and a sixteen week period in the third quarter.

(4)  DIVIDEND

     On May 8, 1997, the Company declared a dividend of $0.05 per share to stockholders of record at July 4, 1997. The dividend was paid on July 25, 1997.

(5)  INCOME TAXES

     Tax sharing payments for state income taxes made by the Company to the Parent were $1,328,000 and $1,375,000 in the twenty-four weeks ended June 15, 1997 and June 16, 1996, respectively. The Company paid $1,375,000 and $4,855,000 in federal income taxes in the twenty-four week period ended June 15, 1997 and June 16, 1996, respectively.

(6)  LEGAL ACTIONS

     The Company has been named as defendant in various legal actions arising in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in significant liability to the Company.

(7)  LEASES

     Lease expense to third-party lessors is included in cost of sales and buying and occupancy expense in the twelve and twenty-four week periods ended June 15, 1997. Previously disclosed lease expense to affiliates, for the twelve and twenty-four week periods ended June 16, 1996, has been reclassified to cost of sales and buying and occupancy expense for comparability because the properties which had been owned by affiliates were purchased by the Company on December 29, 1996.

     In conjunction with the real estate that was acquired at December 29, 1996, from Casino USA and Casino Realty, the Company assumed certain capital and operating leases. During the second quarter, the Company recorded capital lease assets and related obligations at historical carryover basis of $4.4 million and $8.5 million, respectively.

(8)  ACQUISITION

     On May 30, 1997, Port Stockton Food Distributors, Inc. acquired the assets of the Davis Lay food service division of Mallard's Food Products, Inc., for $5.0 million cash and a $0.5 million note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K statement for the year ended December 29, 1996.

SUMMARY.

     Smart & Final Inc. (the "Company") reported net income of $6.8 million for the twelve weeks ended June 15, 1997, compared to net income of $6.3 million for the twelve weeks ended June 16, 1996.

     For the twenty-four weeks ended June 15, 1997, the Company reported net income of $11.8 million compared to a net income of $10.5 million for the twenty-four weeks ended June 16, 1996.

     Growth in earnings for the second quarter and first half of 1997 reflects strong operating results which were offset in part by a new "Sliced Price/Right Price" program introduced in Smart & Final stores late in the first quarter of 1997. The new price program reduced second quarter earnings per share by four cents and earnings per share for the first half by six cents.

RESULTS OF OPERATIONS.

     The following table shows for the periods indicated, certain consolidated income statement data, expressed as a percentage of total sales.

                                                         TWELVE WEEKS ENDED          TWENTY-FOUR WEEKS ENDED
                                                       ---------------------        -------------------------
                                                        JUNE 15,    JUNE 16,          JUNE 15,      JUNE 16,
                                                         1997        1996               1997          1996
                                                         ----        ----               ----          ----
                                                             (UNAUDITED)                      (UNAUDITED)
  Sales:
    Store sales                                          74.5 %        78.0 %             73.7 %        76.5 %
    Foodservice distribution sales                       25.5          22.0               26.3          23.5
                                                    ---------     ---------          ---------     ---------
  Total Sales                                           100.0 %       100.0 %            100.0 %       100.0 %

  Cost of sales, buying and occupancy...........         85.2          84.8               85.3          85.2
                                                        -----         -----              -----         -----
  Gross Margin..................................         14.8          15.2               14.7          14.8
  Operating and administrative  expenses........         11.1          11.7               11.2          11.6
                                                        -----         -----              -----         -----
    Income from operations......................          3.7           3.5                3.5           3.1

  Interest expense, net of interest income......         (0.6)         (0.3)              (0.5)         (0.3)
                                                    ---------     ---------          ---------     ---------

  Income before provision for income tax, and
    minority share of net income................          3.2           3.2                3.0           2.9
  Provision for income taxes....................          1.2           1.2                1.1           1.1
                                                    ---------     ---------          ---------     ---------
                                                          2.0           2.0                1.8           1.8
  Minority share of net income..................            -             -                  -             -
                                                    ---------     ---------          ---------     ---------
    Income from consolidated subsidiaries.......          2.0           2.0                1.8           1.8

  Equity earnings in unconsolidated subsidiaries            -             -                  -             -
                                                    ---------     ---------          ---------     ---------
    Net income..................................          2.0 %         2.0 %              1.8 %         1.8 %
                                                    =========     =========          =========     =========

  *  Totals do not aggregate due to rounding.

BACKGROUND.

     The expansion of the Company's stores in 1996 and 1997 is shown in the following table:

                                                               TWO                YEAR
                                  QUARTER ENDED           QUARTERS ENDED          ENDED
                               --------------------   ----------------------   -----------
                               JUNE 15,    JUNE 16,   JUNE 15,     JUNE 16,    DECEMBER 29,
                                 1997        1996       1997         1996         1996
                                 ----        ----       ----         ----         ----
USA
  Store count beginning          167         159        168          155           155
  Stores opened:
   In new markets                  -           3          -            7            12
   In mature markets               1           -          2            -             1
                                ----        ----       ----         ----          ----
  Total                            1           3          2            7            13
  Relocations                      3           -          3            2             6
  Stores relocated/closed         (3)          -         (5)          (2)           (6)
                                ----        ----       ----         ----          ----
  Store count ending             168         162        168          162           168

MEXICO
  Store count beginning            5           3          5            3             3
  New stores opened                -           -          -            -             2
                                ----        ----       ----         ----          ----
  Store count ending               5           3          5            3             5
                                ----        ----       ----         ----          ----
  Grand Total                    173         165        173          165           173
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


COMPARISON OF TWELVE WEEKS ENDED JUNE 15, 1997 WITH TWELVE WEEKS ENDED JUNE 16, 1996.

     Sales. Second quarter 1997 sales were $334.9 million, up 9.0% from the comparable 1996 period. Smart & Final Stores Corporation ("Smart & Final") store sales increased 4.0%. Store sales increased as a result of the new store openings and relocations in the United States which numbered nineteen in 1996 and five in the first half of 1997.

     Comparable store sales for the second quarter of 1997 increased 2.1% over the prior year period. Comparable customer transactions for the second quarter increased 2.2% over the second quarter of 1996. Average comparable transaction size decreased slightly from $32.18 to $32.14.

     Foodservice distribution sales for the second quarter increased to $85.4 million, with strong growth at Port Stockton and moderate sales growth at Henry Lee which has constrained distribution facilities. As a percentage of total sales, foodservice distribution sales increased from 22.0% in the second quarter of 1996 to 25.5% in the second quarter of 1997.

     Cost of Sales, Buying and Occupancy. These costs totaled $285.2 million in the second quarter of 1997, up 9.4% from the second quarter of 1996. Costs increased at a higher rate than the increase in sales due to the introduction of the Sliced Price/Right Price program late in the first quarter of 1997 and due to an increased mix of foodservice distribution sales which generate lower gross margins than store sales, offset by lower occupancy costs which declined by approximately $1.2 million as a result of the acquisition of operating properties from an affiliated company late in 1996 (the "Real Estate Transaction"). As a percentage of sales, these costs increased from 84.8% in the second quarter of 1996 to 85.2% in the second quarter of the current year.

     Gross Margin. Gross margin increased 6.5% from $46.7 million in the second quarter of 1996 to $49.7 million in the second quarter of 1997. As a percentage of sales, gross margin decreased from 15.2% of sales in the second quarter of 1996 to 14.8% of sales in the current quarter. Major factors in the lower gross margin percentage were the new price program which caused a 0.6% of sales reduction and the increased foodservice distribution sales mix which accounted for a 0.2% decline, offset by the benefits of the Real Estate Transaction which reduced occupancy costs and increased gross margin by 0.4% of sales.

     Operating and Administrative Expenses. Operating and administrative expenses for the second quarter of 1997 were $37.2 million, up $1.2 million or 3.2% from the second quarter of 1996. As a percentage of sales, these expenses declined from 11.7% in the second quarter of 1996 to 11.1% in the current year quarter. Approximately 0.2% of the reduction resulted from higher foodservice distribution sales mix which operates at lower expense levels than store sales, 0.2% from vendor marketing rebates in support of the Sliced Price/Right Price program, and 0.2% from rigorous expense controls.

     Income from Operations. Income from operations was $12.5 million for the second quarter of 1997, up 17.4% from $10.7 million in the second quarter of 1996. The increase is due to higher sales and gross margins accompanied by moderate growth in expenses.

     Interest Income and (Expense). Interest income and expense increased from $0.7 million of expense in the second quarter of 1996 to $1.7 million of expense in the second quarter of 1997. The increase is due to interest charges on the $38.0 million of debt issued late in 1996 in connection with the Real Estate Transaction and also due to higher levels of bank debt related to business growth.

COMPARISON OF TWENTY-FOUR WEEKS ENDED JUNE 15, 1997 WITH TWENTY-FOUR WEEKS ENDED JUNE 16, 1996.

     Sales. First half 1997 sales were $641.9 million, up 8.8% from the comparable 1996 period. Smart & Final store sales increased 4.9%. Store sales increased as result of the twenty-four new and relocated stores opened since 1995. Comparable store sales increased 2.0% in the first half of 1997. Average comparable transaction size declined slightly from $31.94 in the first half of 1996 to $31.85 in the first half of 1997.

     Foodservice sales increased 21.5% to $168.6 million with strong sales growth at Port Stockton and moderate growth at Henry Lee which has constrained distribution capability. As a percentage of overall sales mix, foodservice distribution sales accounted for 26.3% of total sales in the first half of 1997, up from 23.5% of sales in the first half of 1996.

     Cost of Sales, Buying and Occupancy. These costs totaled $547.6 million in the first half of 1997, up 9.0% from the first half of 1996. Costs increased at a higher rate than the increase in sales due to the introduction of the Sliced Price/Right Price program late in the first quarter of 1997 and due to an increased mix of foodservice distribution sales which generate lower gross margins than store sales, offset by lower occupancy costs which declined by approximately $2.5 million as a result of the acquisition of operating properties from an affiliated company late in 1996. As a percentage of sales, these costs increased from 85.2% in the first half of 1996 to 85.3% in the first half of the current year.

      Gross Margin. Gross margin increased 8.2% from $87.1 million in the first half of 1996 to $94.3 million in the first half of 1997. As a percentage of sales, gross margin decreased from 14.8% of sales in the first half of 1996 to 14.7% of sales in the first half of the current year. Major factors in the lower gross margin percentage were the new price program which caused a 0.3% of sales reduction and the increased foodservice distribution sales mix which accounted for a 0.2% decline, offset by the benefits of the Real Estate Transaction which reduced occupancy costs and increased gross margin by 0.4% of sales.

     Operating and Administrative Expenses. Operating and administrative expenses for the first half of 1997 were $72.0 million, up $3.4 million or 4.9% from the first half of 1996. As a percentage of sales, these expenses declined from 11.6% in the first half of 1996 to 11.2% in the first half of the current year. Approximately 0.2% of the reduction resulted from higher foodservice distribution sales mix which operates at lower expense levels than store sales, 0.1% from vendor marketing rebates in support of the new price program, and 0.2% from rigorous expense controls.

     Income from Operations. Income from operations was $22.3 million for the first half of 1997, up 20.5% from $18.5 million in the first half of 1996. The increase is due to higher sales and gross margins accompanied by moderate growth in expenses.

     Interest Income and (Expense). Interest income and expense increased from $1.3 million of expense in the first half of 1996 to $3.3 million of expense in the first half of 1997. The increase is due to interest charges on the $38.0 million of debt issued late in 1996 in connection with the Real Estate Transaction and also due to higher levels of bank debt related to business growth.


FINANCIAL CONDITION.


     Cash and cash equivalents increased from $16.8 million at December 29, 1996, to $18.7 million at June 15, 1997. Cash provided by operating activities for the twenty-four weeks ended June 15, 1997 was $18.1 million. Of the cash used for investing activities, $14.5 million was spent on capital expenditures for property, plant, and equipment and $5.0 million was spent by Port Stockton to acquire the assets of a small produce distribution company in Northern
California. Cash used for payment of dividends was $2.2 million.   Additional
cash was provided by a net increase of $4.9 million of borrowings under the Company's bank credit line and $1.7 million of proceeds from issuance of common stock.

     Goodwill increased by $4.8 million as a result of the produce distributor acquisition. Accounts payable declined by $9.3 million due to a $1.7 million reduction in inventories, and due to normal timing differences in payment cycles. Payable to Parent and affiliates increased as a result of cash advances to the Company.

     Stockholders' equity increased by $6.4 million from $195.7 million at December 29, 1996 to $202.1 million at June 15, 1997 as a result of the $6.8 million net income for the first twenty-four weeks of 1997, and the $1.7 million proceeds from the issuance of common stock, net of the quarterly cash dividends of $2.2 million declared in the first two quarters of 1997.


LIQUIDITY AND CAPITAL RESOURCES.


     The Company's primary source of liquidity is cash flow from operations and retained earnings. Cash provided by operating activities was $18.1 million in the first half of 1997, up from $13.4 million in the comparable 1996 period.

     At June 15, 1997, the Company had cash of $18.7 million, $202.1 million of stockholders' equity, and $114.6 million of debt. The Company has $5.0 million of availability under its $50.0 million bank credit line.

     From time to time Smart & Final may publish forward-looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectation include the extent of the Company's success in (i) changing market conditions, (ii) unforeseen costs and expenses, (iii) ability to attract new customers and retain existing customers, and (iv) gain or losses from sales along with the uncertainties and other factors, including unusually adverse weather conditions, described from time to time in the Company's SEC filings and reports. This report includes "forward-looking statements" including, without limitation, statements as to the Company's liquidity and availability of capital resources.

     The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations, lease financing and other borrowings and proceeds from the issuance of equity securities. The amount budgeted for capital expenditures is approximately $30.0 million for fiscal 1997.

                          PART II - OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS

       Not applicable.

ITEM 2 CHANGES IN SECURITIES

       Not applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

       Not applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of stockholders of the Company was held on May 9, 1997. At the meeting stockholders (1) elected four (4) directors of the Company, (2) approved an amendment to the Company's Stock Incentive Plan to increase the number of shares of the Company's common stock for which options may be granted from 2,250,000 shares to 2,450,000 shares, (3) approved the adoption of the Company's Long Term Equity Compensation Plan, and (4) ratified the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company for the year ending January 4, 1998.

     The four (4) directors elected at the meeting are Robert J. Emmons, Antoine Guichard, James S. Gold, and Christian P. Couvreux. The directors whose term of office as a director continued after the meeting are Pierre B. Bouchut, Tim F. Crull, Martin A. Lynch, Georges Plassat, Roger M. Laverty, III, David J. McLaughlin, Ross E. Roeder, and Thomas G. Plaskett.

     The votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for office as a director were as follows:

                                         VOTES
                              ____________________________                  Broker
Name of Nominee               For       Against   Withheld   Abstentions   Non-Votes
---------------               ---       -------   --------   -----------   ---------
Robert J. Emmons           20,506,603      -       278,262       -             -
Antoine Guichard           19,931,512      -       853,353       -             -
James S. Gold              20,507,753      -       277,112       -             -
Christian P. Couvreux      20,505,509      -       279,356       -             -

     The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon in addition to the election of directors were as follows:

                                Votes         Votes          Votes                              Broker
Matter                           For         Against        Withheld       Abstentions         Non-Votes
------                          -----        -------        --------       -----------         ---------
1. Amendment
of the Company's
Stock Incentive
Plan to increase              19,509,154     325,325            -             17,318             933,068
the number of
shares subject
thereto from
2,250,000 to
2,450,000


                                Votes           Votes          Votes                            Broker
Matter                           For           Against        Withheld       Abstentions       Non-Votes
------                          -----          -------        --------       -----------       ---------
2. Adoption of the
Company's Long
Term Equity                  18,861,405        970,190            -             20,202           933,068
Compensation
Plan

3. Ratification
of Arthur
Andersen LLP,
as auditor for the           20,769,203          1,704            -             11,259             2,699
Company for the
year ending
January 4, 1998

ITEM 5 OTHER INFORMATION

       Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

                                                                                     Sequentially
Exhibit                                                                              Numbered
Number      Description of Exhibit                                                   Pages
-------     ----------------------                                                   -----
10.58       Omnibus Amendment, Direction and Consent No. 4 dated April 30, 1997

10.71       Participation Agreement dated as of April 7, 1997

10.72       Agency Agreement dated as of April 7, 1997

10.73       Lease Agreement dated as of April 7, 1997

10.74       Loan Agreement dated as of April 7, 1997

10.75 First Amendment and Restatement dated as of June 20, 1997, to Participation Agreement dated December 15, 1994

10.76       First Amendment and Restatement dated as of June 20, 1997 to Agency
            Agreement dated December 15, 1994

10.77       First Amendment and Restatement dated as of June 20, 1997 to Lease
            Agreement dated December 15, 1994

10.78       First Amendment and Restatement dated as of June 20, 1997 to Loan
            Agreement dated December 15, 1994

10.79       Asset Purchase Agreement dated as of May 30, 1997

27          Financial Data Schedule

       (b)  Reports on Form 8-K

            None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SMART & FINAL INC.


                                     By:



Date:  July 28, 1997                       /s/ MARTIN A. LYNCH
                                     ______________________________________

                                                  Martin A. Lynch
                                              Executive Vice President,
                                          Principal Financial Officer, and
                                     Principal Accounting Officer of the Company

                              SMART & FINAL INC.
                                 EXHIBIT INDEX

                                                                                    Sequentially
Exhibit                                                                             Numbered
Number    Description of Exhibit                                                    Pages
------    ----------------------                                                    -----
10.58     Omnibus Amendment, Direction and Consent No. 4 dated April 30, 1997

10.71     Participation Agreement dated as of April 7, 1997

10.72     Agency Agreement dated as of April 7, 1997

10.73     Lease Agreement dated as of April 7, 1997

10.74     Loan Agreement dated as of April 7, 1997

10.75     First Amendment and Restatement dated as of June 20, 1997, to
          Participation Agreement dated December 15, 1994

10.76     First Amendment and Restatement dated as of June 20, 1997 to Agency
          Agreement dated December 15, 1994

10.77     First Amendment and Restatement dated as of June 20, 1997 to Lease
          Agreement dated December 15, 1994

10.78     First Amendment and Restatement dated as of June 20, 1997 to Loan
          Agreement dated December 15, 1994

10.79     Asset Purchase Agreement dated as of May 30, 1997

27        Financial Data Schedule