Form 10-Q
period 1997-10-05
SMART & FINAL INC/DE
filed 1997-11-18
CIK 875751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   _________


                                   FORM 10-Q

     (Mark one)

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 5, 1997
                                                ---------------

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
YES    X    NO
    -------   ------.

The registrant had 22,382,813 shares of common stock outstanding as of NOVEMBER 14, 1997.

Number of Sequentially Numbered Pages: 15


Exhibit Index at Page:   15

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              Smart & Final Inc.
                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                                                                        PAGE
Item  1.   Financial Statements
           Unaudited Consolidated Balance Sheets                                                         2
           Unaudited Consolidated Statements of Income                                                   3
           Unaudited Consolidated Statements of Cash Flows                                               4
           Notes to Unaudited Consolidated Financial Statements                                          5


Item  2.   Management's Discussion and Analysis of Financial Condition                                   8
           and Results of Operations


                                    PART II

                               OTHER INFORMATION

Item  1.   Legal Proceedings                                                                             12

      2.   Changes in Securities                                                                         12

      3.   Defaults upon Senior Securities                                                               12

      4.   Submission of Matters to a Vote of Security Holders                                           12

      5.   Other Information                                                                             13

      6.   Exhibits and Reports on Form 8-K                                                              13

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)

                                                           October 5,         December 29,
                                                              1997               1996
ASSETS                                                     (Unaudited)
                                                            --------           --------
Current assets:
  Cash & cash equivalents                                   $ 19,347           $ 16,795
  Trade notes and accounts receivable, less
    allowance for doubtful accounts of
    $3,450 in 1997 and $2,568 in 1996                         85,344             67,695
  Inventories                                                135,887            125,721
  Prepaid expenses                                             7,273              4,346
  Deferred tax asset                                           6,134              6,134
                                                            --------           --------
      Total current assets                                   253,985            220,691
Property, plant and equipment:
  Land                                                        35,630             39,079
  Buildings and improvements                                  32,701             34,364
  Leasehold improvements                                      61,252             60,943
  Fixtures and equipment                                     148,136            129,953
                                                            --------           --------
                                                             277,719            264,339
  Less - Accumulated depreciation and amortization            89,830             77,156
                                                            --------           --------
      Net property, plant and equipment                      187,889            187,183

Assets under capital leases, net                               4,663                671
Goodwill                                                      17,930             10,162
Deferred tax asset                                             5,814              4,157
Other assets                                                  20,404             18,560
                                                            --------           --------
        Total Assets                                        $490,685           $441,424
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt                      $ 10,749           $ 10,356
  Bank line of credit                                         42,000             17,000
  Accounts payable                                            65,849             70,936
  Payable to Parent and affiliates                            12,594              8,759
  Accrued salaries and wages                                   8,524              9,940
  Workers' compensation reserve                                2,600              2,600
  Other accrued liabilities                                   24,752             21,855
                                                            --------           --------
      Total current liabilities                              167,068            141,446
Long term liabilities:
  Notes payable, net of current maturities                    36,250             37,063
  Bank debt                                                   45,000             45,000
  Obligations under capital leases                             8,308                581
  Other long term liabilities                                  2,812                  -
  Workers' compensation reserve, postretirement
    and postemployment benefits                               19,904             20,000
                                                            --------           --------
      Total long term liabilities                            112,274            102,644

Minority interest                                              1,655              1,679
Stockholders' equity:
  Preferred stock, $1 par value (authorized-
  10,000,000 shares; no shares issued)                             -                  -
  Common stock, $ .01 par value (authorized-
  100,000,000 shares; 22,243,978 shares issued
  and outstanding in 1997 and 21,976,406 in 1996)                222                220
  Additional paid-in capital                                 139,068            140,371
  Cumulative translation loss                                   (835)              (835)
  Retained earnings                                           71,233             55,899
                                                            --------           --------
      Total stockholders' equity                             209,688            195,655
                                                            --------           --------
        Total liabilities and stockholders' equity          $490,685           $441,424
                                                            ========           ========

The accompanying notes are an integral part of these consolidated balance sheets.

                               SMART & FINAL INC
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)



                                                   Sixteen Weeks Ended                     Forty Weeks Ended
                                             ---------------------------------     --------------------------------
                                                October 5,        October 6,          October 5,       October 6,
                                                   1997             1996                 1997            1996
                                             ---------------   ---------------     ---------------  ---------------
                                                         (Unaudited)                         (Unaudited)

Sales                                             $ 442,522         $ 406,448         $ 1,084,454           $996,190
Cost of sales, buying and occupancy                 381,236           347,895             928,883            850,525
                                             --------------    --------------      --------------     --------------

Gross margin                                         61,286            58,553             155,571            145,665
Operating and administrative expenses                49,516            44,468             121,590            113,089
Gain on sale of properties                           (1,770)             (140)             (1,840)              (144)
                                             --------------    --------------      --------------     --------------
   Income from operations                            13,540            14,225              35,821             32,720
                                             --------------    --------------      --------------     --------------

Interest income and (expense):
   Interest income                                      224               133                 485                363
   Interest expense                                  (2,837)           (1,246)             (6,362)            (2,796)
                                             --------------    --------------      --------------     --------------
                                                     (2,613)           (1,113)             (5,877)            (2,433)
Income before provision for income taxes
   and minority share of net income                  10,927            13,112              29,944             30,287
Provision for income taxes                            4,227             5,054              11,505             11,720
                                             --------------    --------------      --------------     --------------
                                                      6,700             8,058              18,439             18,567
Minority share of net income (loss)                    (140)               11                 (24)               166
                                             --------------    --------------      --------------     --------------
   Income from consolidated subsidiaries              6,840             8,047              18,463             18,401

Equity earnings in unconsolidated subsidiary              -                50                 200                159
                                             --------------    --------------      --------------     --------------
Net income                                        $   6,840         $   8,097         $    18,663           $ 18,560
                                             ==============    ==============      ==============     ==============
Earnings per common share                         $    0.30         $    0.38         $      0.82           $   0.88
                                             ==============    ==============      ==============     ==============

Dividend per common share                         $    0.05         $    0.05         $      0.15           $   0.15
                                             ==============    ==============      ==============     ==============

Weighted average common shares and
   common share equivalents                      23,014,019        21,279,572          22,881,474         21,205,782
                                             ==============    ==============      ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements.


                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                                            Forty Weeks Ended
                                                           --------------------
                                                           October 5, October 6,
                                                             1997        1996
                                                           --------    --------
                                                               (Unaudited)

Cash Flows From Operating Activities:
  Net income                                                $18,663     $18,560
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    (Gain) loss on disposal of fixed assets                  (1,840)       (144)
    Depreciation and amortization                            19,411      14,978
    Minority share of net income                                (24)        166
    Equity (earnings) loss in unconsolidated subsidiary        (200)       (159)
  (Increase) decrease in :
    Trade notes and accounts receivable                     (13,120)    (13,666)
    Inventories                                              (8,630)     (5,048)
    Prepaid expenses and other                               (2,913)     (3,370)
  Increase (decrease) in :
    Accounts payable                                         (5,903)         81
    Payable to Parent and affiliates                          3,835       5,066
    Accrued liabilities                                      (1,416)      1,729
    Other liabilities                                         1,462        (574)
                                                           --------    --------
       Net cash provided by operating activities              9,325      17,619
                                                           --------    --------

Cash Flows From Investing Activities:
  Acquisition of property, plant and equipment              (26,022)    (26,581)
  Proceeds from disposal of property, plant and equipment    10,416         391
  Proceeds from redemption of municipal bonds                     -         225
  Acquisition of municipal bonds                                  -        (325)
  Acquisition of business                                   (11,300)     (1,468)
  Other                                                      (2,752)     (4,028)
                                                           --------    --------
       Net cash used in investing activities                (29,658)    (31,786)
                                                           --------    --------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                      3,260         820
  Bank credit line                                           25,000      18,325
  (Payments) borrowings on notes payable                     (2,054)        286
  Quarterly dividend paid                                    (3,321)     (3,043)
                                                           --------    --------
       Net cash provided by financing activities             22,885      16,388
                                                           --------    --------

Increase  in cash and cash equivalents                        2,552       2,221
Cash and cash equivalents at beginning of period             16,795      15,415
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 19,347    $ 17,636
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

          Smart & Final Inc. (the "Company") is a Delaware corporation and is a
55.8 percent owned subsidiary of Casino USA, Inc. (the "Parent").

          The consolidated balance sheet as of October 5, 1997, the consolidated statements of income for the sixteen and forty weeks ended October 5, 1997, and October 6, 1996, and cash flows for the forty weeks ended October 5, 1997 and October 6, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

          The Company will adopt SFAS No. 128, "Earnings per share", which is effective for financial statements ending after December 15, 1997. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the year. The Pro forma below illustrates the effects of financial reporting under the provisions of SFAS No. 128:

                               Sixteen Weeks Ended       Forty  Weeks Ended
                               -------------------       ------------------

                             October 5,   October 6,   October 5,   October 6,
                                1997         1996         1997         1996
                             ----------   ----------   ----------   ----------

Per Share Amounts
--------------------------
Primary EPS as reported           $0.30        $0.38        $0.82        $0.88
Effect of SFAS No. 128            $0.01        $0.02        $0.02        $0.03
                                  -----        -----        -----        -----

Pro forma basic EPS               $0.31        $0.40        $0.84        $0.91
                                  =====        =====        =====        =====



(3)  FISCAL YEARS

          The Company's fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve week periods in the first, second and fourth quarters and a sixteen week period in the third quarter.

(4)  DIVIDEND

          On September 11, 1997, the Company declared a dividend of $0.05 per share to stockholders of record at October 3, 1997. The dividend was paid on October 31, 1997.

(5)  INCOME TAXES

          Tax sharing payments for state income taxes made by the Company to the Parent were $2,224,000 and $1,535,000 in the forty weeks ended October 5, 1997 and October 6, 1996, respectively. The Company paid $8,075,000 and $8,555,000 in federal income taxes in the forty week period ended October 5, 1997 and October 6, 1996, respectively.

(6)  LEGAL ACTIONS

          The Company has been named as defendant in various legal actions arising in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in significant liability to the Company.

(7)  LEASES

          Lease expense to third-party lessors is included in cost of sales and buying and occupancy expense in the sixteen and forty week periods ended October 5, 1997. Previously disclosed lease expense to affiliates, for the sixteen and forty week periods ended October 6, 1996, has been reclassified to cost of sales and buying and occupancy expense for comparability because the properties which had been owned by affiliates were purchased by the Company on December 29, 1996.

          In conjunction with the real estate that was acquired at December 29, 1996, from Casino USA and Casino Realty, the Company assumed certain capital and operating leases. During the second quarter, the Company recorded capital lease assets and related obligations at historical carry over basis of $4.4 million and $8.5 million, respectively.

(8)  ACQUISITION

          On May 30, 1997, Port Stockton Food Distributors, Inc. acquired the net assets of the Davis Lay foodservice division of Mallard's Food Products, Inc., for $5.0 million in cash and a $0.5 million note.

          On September 26, 1997, the Company's wholly-owned subsidiary, American Foodservice Distributors ("American Foodservice"), acquired the net assets of two Florida foodservice distributors, Orlando Foodservice Inc. and Capricorn Foods of Central Florida, Inc., from the same sellers for a total purchase price of $1.3 million in cash and a $0.5 million note.

          On September 29, 1997, American Foodservice acquired the net assets of Southern Foods, a foodservice distributor located in Opa Locka, Florida, from Continental Grain Company for $5.0 million in cash.

          These acquisitions were accounted for as purchases and the acquisition prices were allocated according to the fair value of the net assets acquired. Operating results for the period subsequent to the dates of acquisition were immaterial.

(9)  INTEREST RATE COLLAR AGREEMENTS

          The Company has entered into interest rate collar agreements with various banks that effectively set interest rate limits on the Company's term loans. The notional principal amount represented by these agreements at October 5, 1997 was $100 million. These agreements have interest rate ranges from 4.7% to 8.0% and extend up to 7 years.

(10)  GAIN ON SALE OF PROPERTIES

          The Company recorded gains on the sale of properties of $1.8 million and $0.1 million in 1997 and 1996, respectively. These gains resulted from the sales of certain operating assets, including the sale of the Company's Vernon, California distribution center in September 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K statement for the year ended December 29, 1996.

SUMMARY.

     Smart & Final Inc. (the "Company") reported net income of $6.8 million for the sixteen weeks ended October 5, 1997, compared to net income of $8.1 million for the sixteen weeks ended October 6, 1996.

     For the forty weeks ended October 5, 1997, the Company reported net income of $18.7 million compared to net income of $18.6 million for the forty weeks ended October 6, 1996.

       The decline in earnings for the third quarter and flat earnings for the first three quarters of 1997 primarily reflect weak operating results in the Company's Florida stores and foodservice distribution businesses. Sales growth at stores outside the metropolitan Miami area has been slow and marketing and distribution to these stores has been inefficient. Growth of stores and foodservice volume has also strained distribution capabilities. The Company is considering restructuring the Florida operations in the fourth quarter which could result in a special charge of $0.25 to $0.30 per share.

RESULTS OF OPERATIONS.

     The following table shows for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of total sales.

                                                                          SIXTEEN WEEKS ENDED            FORTY WEEKS ENDED
                                                                          --------------------       ------------------------
                                                                         OCTOBER 5,   OCTOBER 6,      OCTOBER 5,     OCTOBER 6,
                                                                           1997          1996           1997            1996
                                                                          ------        ------       ----------        ------
                                                                               (UNAUDITED)                   (UNAUDITED)

                         Sales:
                            Store sales                                    72.8%         76.1%            73.3%         76.3%
                            Food distribution sales                        27.2          23.9             26.7          23.7
                                                                       --------      --------         --------      --------
                         Total Sales                                      100.0%        100.0%           100.0%        100.0%

                         Cost of sales, buying and occupancy...........    86.2          85.6             85.7          85.4
                                                                       --------      --------         --------      --------

                         Gross Margin..................................    13.8          14.4             14.3          14.6
                         Operating and administrative  expenses........    11.2          10.9             11.0          11.3
                         Gain on sale of properties....................    (0.4)            -             (0.2)            -
                                                                       --------      --------         --------      --------

                             Income from operations....................     3.0           3.5              3.3           3.3
                                                                       --------      --------         --------      --------

                         Interest expense, net ........................    (0.6)         (0.3)            (0.5)         (0.2)


                                                                       --------      --------         --------      --------

                         Income before provision for income tax, and
                           minority share of net income................     2.5           3.2              2.8           3.0
                         Provision for income taxes....................     1.0           1.2              1.1           1.2
                                                                       --------      --------         --------      --------
                                                                            1.5           2.0              1.7           1.9
                         Minority share of net income..................       -             -                -             -
                                                                       --------      --------         --------      --------

                           Income from consolidated subsidiaries.......     1.5           2.0              1.7           1.8

                         Equity earnings in unconsolidated
                         subsidiaries..................................       -             -                -             -
                                                                       --------      --------         --------      --------


                             Net income................................    1.5%          2.0%             1.7%          1.9%
                                                                       ========      ========         ========      ========

                         *  Totals do not aggregate due to rounding.

BACKGROUND.

     The Company continued its expansion program in 1996 and 1997 as shown in the following table:


                                                           THREE               YEAR
                                  QUARTER ENDED        QUARTERS ENDED          ENDED
                               -------------------   -------------------   -------------
                               OCT. 5,    OCT. 6,    OCT. 5,    OCT. 6,    DECEMBER 29,
                                 1997       1996       1997       1996         1996
                               --------   --------   --------   --------   -------------
USA
  Store count beginning            168        162        168        155             155
  Stores opened:
   In new markets                    -          1          -          8              12
   In mature markets                 -          1          2          1               1
                                  ----       ----       ----       ----            ----
  Total                              -          2          2          9              13
  Relocations                        2          2          5          4               6
  Stores relocated/closed           (2)        (2)        (7)        (4)             (6)
                                  ----       ----       ----       ----            ----
  Store count ending               168        164        168        164             168

MEXICO
  Store count beginning              5          3          5          3               3
  New stores opened                  -          -          -          -               2
                                  ----       ----       ----       ----            ----
  Store count ending                 5          3          5          3               5
                                  ----       ----       ----       ----            ----

  Grand Total                      173        167        173        167             173
                                  ====       ====       ====       ====            ====

     Mexico operations are not consolidated and are reported on the equity basis.

     Although new stores are important to the Company's continued growth and profitability, each new store opening initially penalizes earnings because stores are not immediately profitable. Historically, new stores opened in existing market areas generally have achieved break even (after full allocation of all corporate expenses) within the first six to eighteen months and new stores opened in new market areas, which mature more slowly, generally have achieved break even in approximately three years.

     Each of the Company's fiscal years consists of twelve week periods in the first, second and fourth quarters of the fiscal year and a sixteen week period in the third quarter.


COMPARISON OF SIXTEEN WEEKS ENDED OCTOBER 5, 1997 WITH SIXTEEN WEEKS ENDED OCTOBER 6, 1996.

     Sales. Third quarter 1997 sales were $442.5 million, up 8.9% from the comparable 1996 period. Smart & Final Stores Corporation ("Smart & Final") store sales increased 4.1%. Store sales increased primarily as a result of the new store openings and relocations in the United States which numbered 19 in 1996 and seven in the first three quarters of 1997.

     Comparable store sales for the third quarter of 1997 increased 2.6% over the prior year period. Comparable customer transactions for the third quarter increased 4.2% over the third quarter of 1996. Average comparable transaction size declined by 1.5%, to $31.38.

     Foodservice distribution sales for the third quarter increased to $120.4 million, with strong growth at Port Stockton where sales increased 43.9% and at Henry Lee with a sales increase of 3.0%.

     Cost of Sales, Buying and Occupancy. These costs totaled $381.2 million in the third quarter of 1997, up 9.6% from the third quarter of 1996, consistent with the increase in sales. As a percentage of sales, these costs were 86.2% in the third quarter of 1997, compared to 85.6% in the prior year quarter.

     Gross Margin. Gross margin increased 4.7% from $58.6 million in the third quarter of 1996 to $61.3 million in the third quarter of 1997. As a percentage of sales, gross margin declined from 14.4% of sales in the third quarter of 1996 to 13.8% of sales in the current quarter. The major factor in the reduced gross margin percentage was the Low Price Program introduced in the first quarter of 1997 which reduced year to year margins by approximately 0.4% and due to the current year higher mix of foodservice distribution sales which carry lower gross margins than store sales.

     Operating and Administrative Expenses. Operating and administrative expenses for the third quarter of 1997 were $49.5 million, up $5.0 million, or 11.4%, from the third quarter of 1996. This increase in expenses was primarily due to increased expenses in the Florida operations.

     Gain on Sale of Properties. During the third quarter of 1997, the Company recorded gains on the sale of properties of $1.8 million compared to $0.1 million in the third quarter of 1996. Included in the 1997 gain is approximately $1.0 million resulting form the sale of the Company's Vernon, California distribution center.

     Income from Operations. Income from operations was $13.5 million for the third quarter of 1997, down 4.8% from $14.2 million in the third quarter of 1996. The decrease is due primarily to weakness in Florida stores and foodservice distribution operating results in the current quarter.

     Interest Income and (Expense). Interest expense, net increased from $1.1 million in the third quarter of 1996 to $2.6 million in the third quarter of 1997. The increase is due to debt issued in connection with acquisition of real estate assets from an affiliated company late in 1996 and due to increased bank debt incurred to finance the Company's growth program.


COMPARISON OF FORTY WEEKS ENDED OCTOBER 5, 1997 WITH FORTY WEEKS ENDED OCTOBER 6, 1996.

     Sales. For the first three quarters of 1997, sales were $1,084.5 million, up 8.9% from the comparable 1996 period. Smart & Final store sales increased 4.6%. Store sales increased primarily as a result of the 26 new and relocated stores opened since 1995. Comparable store sales increased 2.2% in the first three quarters of 1997. Average comparable transaction size declined 0.8% to $31.65 in the first three quarters of 1997.

     Foodservice sales increased to $289.0 million with strong year to year sales growth of 56.6% at Port Stockton and modest growth of 1.9% at Henry Lee, which was hampered by distribution capacity constraints.

     Cost of Sales, Buying and Occupancy. These costs totaled $928.9 million in the first three quarters of 1997, up 9.2% from the first three quarters of 1996. As a percentage of sales, these costs increased from 85.4% in the first three quarters of 1996 to 85.7% in the first three quarters of the current ye ar.

     Gross Margin. Gross margin increased 6.8% from $145.7 million in the first three quarters of 1996 to $155.6 million in the comparable 1997 period. As a percentage of sales, gross margin declined from 14.6% of sales in the first three quarters of 1996 to 14.3% of sales in the current year, primarily due to introduction of the Low Price Program in the first quarter of 1997.

     Operating and Administrative Expenses. Operating and administrative expenses for the first three quarters of 1997 were $121.6 million, up $8.5 million, or 7.5%, from the first three quarters of 1996. This decrease was due to effective cost control and resulted in these expenses declining as a percentage of sales from 11.4% in the first three quarters of 1996 to 11.2% in the current year.

     Gain on Sale of Properties. The Company recognized gains on the sale of properties of $1.8 million during the first three quarters of 1997 compared to $0.1 million in the comparable 1996 period. The 1997 gain includes $1.0 million gain recognized in the sale of the Company's Vernon, California distribution center.

     Income from Operations. Income from operations was $35.8 million for the first three quarters of 1997, up 9.5% from $32.7 million in the first three quarters of 1996. The increase is consistent with the increase in sales achieved in 1997.

     Interest Income and (Expense). Interest expense, net increased from $2.4 million in the first three quarters of 1996 to $5.9 million in the current year. The increase is due to $38.0 million of debt issued in connection with the acquisition of operating real estate from an affiliated company late in 1996 and an increase in bank debt due to the company's growth program.


FINANCIAL CONDITION.

     Cash and cash equivalents increased from $16.8 million at December 29, 1996, to $19.3 million at October 5, 1997. Cash provided by operating activities for the forty weeks ended October 5, 1997 was $9.3 million. Cash used for investing activities, consisting primarily of capital expenditures for property, plant, and equipment of $26.0 million and $11.3 million to acquire businesses, net of $10.4 million of proceeds from sale of fixed assets, was
$29.7 million. Cash used for payment of dividends was $3.3 million.   Additional
cash was provided by $25.0 million of bank borrowings and $3.3 million of proceeds from issuance of common stock.

     Trade notes and accounts receivable increased $17.6 million to $85.3 million primarily as a result of strong growth in foodservice distribution sales, which are primarily on credit terms, and an $8.5 million receivable related to the sale of the Vernon distribution center.

     Stockholders' equity increased by $14.0 million from $195.7 million at December 29, 1996 to $209.7 million at October 5, 1997 as a result of the $18.7 million net income for the first forty weeks of 1997, the $3.3 million proceeds from the issuance of common stock, net of the quarterly cash dividends of $3.3 million declared in the first three quarters of 1997, and a charge of $4.7 million to paid in capital as a result of assuming certain capital and operating leases from Casino Realty as mentioned in Note 7 of the Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES.

     The Company's primary source of liquidity is cash flow from operations and retained earnings. Cash provided by operating activities was $9.3 million in the first three quarters of 1997, down from $17.6 million in the comparable 1996 period. The decline is due to increased working capital requirements arising from the company's growth.

     At October 5, 1997 the Company had cash of $19.3 million, $209.7 million of stockholders' equity, and $133.3 million of debt. The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations, borrowings and proceeds from the issuance of equity securities. The Company has $5.0 million of availability under its $50.0 million bank credit line.

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

                          PART II - OTHER INFORMATION



ITEM 1 LEGAL PROCEEDINGS

       Not applicable.

ITEM 2 CHANGES IN SECURITIES

       Not applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5 OTHER INFORMATION

       Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

                                                                                                Sequentially
Exhibit                                                                                         Numbered
Number    Description of Exhibit                                                                Pages
------    ----------------------                                                                -----
10. 71    Participation Agreement dated as of April 16, 1997 (1), as amended

10. 75    First Amendment and Restatement dated as of June 20, 1997, to Participation
          Agreement dated December 15, 1994 (1), as amended

10. 80    1997 Executive Severance Agreement*

10. 81    Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of
          September 1, 1997, as amended

10. 82    Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of
          September 12, 1997

10. 83    Letter Agreement dated as of September 18, 1997

10. 84    Asset Purchase Agreement dated as of September 26, 1997

10. 85    Asset Purchase Agreement dated as of September 26, 1997



                                                                  Sequentially
Exhibit                                                           Numbered
Number    Description of Exhibit                                  Pages
------    ----------------------                                  -----
27        Financial Data Schedule
_______________________________________________________

(1) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended June 15, 1997 on Form 10-Q, which was filed on July 29, 1997.

*Management contracts and compensatory plans, contracts and arrangements of the Company

     (b)  Reports on Form 8-K

During the quarter ended October 5, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SMART & FINAL INC.


                              By:



Date:  November 18, 1997                /s/ MARTIN A. LYNCH
                              __________________________________

                                         Martin A. Lynch
                                      Executive Vice President,
                                    Principal Financial Officer, and
                              Principal Accounting Officer of the Company

                               SMART & FINAL INC.
                                 EXHIBIT INDEX


                                                                                                              Sequentially
Exhibit                                                                                                       Numbered
Number    Description of Exhibit                                                                              Pages
------    ----------------------                                                                              -----
10.71     Participation Agreement dated as of April 16, 1997 (1), as amended

10.75     First Amendment and Restatement dated as of June 20, 1997, to Participation
          Agreement dated December 15, 1994  (1), as amended

10.80     1997 Executive Severance Agreement*

10.81     Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of
          September 1, 1997, as amended

10.82     Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of
          September 12, 1997

10.83     Letter Agreement dated as of September 18, 1997

10.84     Asset Purchase Agreement dated as of September 26, 1997

10.85     Asset Purchase Agreement dated as of September 26, 1997

27        Financial Data Schedule

---------------------------------------------

(1) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended June 15, 1997 on Form 10-Q, which was filed on July 29, 1997.

*Management contracts and compensatory plans, contracts and arrangements of the Company