Form 10-K405
period 1998-01-04
SMART & FINAL INC/DE
filed 1998-04-01
CIK 875751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                              ____________________

                                   FORM 10-K
        (Mark one)

                 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              ------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 4, 1998
                                             ---------------

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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of MARCH 26, 1998, the aggregate market value of Common Stock held by
      ---------------
nonaffiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $174,936,077
                                                   -----------

As of MARCH 26, 1998, the registrant had outstanding 22,410,182 SHARES OF
     ----------------
COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 1998 are incorporated by reference into Part III of this Form 10-K.

                               SMART & FINAL INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended January 4, 1998
                                             ---------------


CAPTION                                                                                             PAGE
-------                                                                                             ----

PART I

Item 1       Business..............................................................................    3

Item 2       Properties............................................................................   11

Item 3       Legal Proceedings.....................................................................   12

Item 4       Submission of Matters to a Vote of Security Holders...................................   12

PART II

Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters.............   13

Item 6       Selected Financial Data...............................................................   14

Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations    15

Item 8       Financial Statements and Supplementary Data...........................................   20

Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..   46


PART III

Item 10      Directors and Executive Officers of the Registrant....................................   46

Item 11      Executive Compensation................................................................   46

Item 12      Security Ownership of Certain Beneficial Owners and Management........................   46

Item 13      Certain Relationships and Related Transactions........................................   46

PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................   46

PART I

ITEM 1. BUSINESS

GENERAL
          Smart & Final Inc. (the "Company") operated 167 non-membership warehouse grocery stores in California, Nevada, Arizona and Florida at fiscal year end 1997 through its principal subsidiary, Smart & Final Stores Corporation, a California corporation ("Smart & Final"). Smart & Final operates five stores in Mexico through a joint venture with the operators of the Calimax store chain. The joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. ("Noroeste") and is reported on the equity basis of accounting.

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

          The Company also owns American Foodservice Distributors, a California corporation ("AFD"), which is a holding company for traditional broadline foodservice distributors. At year end, AFD owned 100% of Port Stockton Food Distributors, Inc., a California corporation ("Port Stockton"), an institutional full-line food distributor in Northern California, and 90% of the Henry Lee Company, a Florida corporation ("Henry Lee"). In late 1997, AFD acquired the assets of Orlando Foodservice, Inc. and Capricorn Foods of Central Florida, Inc. (collectively "Orlando Foodservice"), processing and distribution companies in Florida, and the assets of Southern Foods, a meat processing and distribution company in Florida. Subsequent to year end, AFD purchased the remaining 10% of the stock of Henry Lee. In early 1998, in order to further its name recognition, Port Stockton began doing business under the name Smart & Final Foodservice Distributors.

          In early 1998, the company announced that it had entered into an agreement in principle to acquire the Cash & Carry grocery warehouse stores of United Grocers. The proposed acquisition involves 39 Cash & Carry stores located primarily in the Pacific Northwest. The transaction is anticipated to close in the second quarter of 1998 subject to governmental regulatory approval.

          The Company is a Delaware corporation and was previously incorporated in California under the name SFI Corporation. The Company is headquartered in Los Angeles, and at fiscal year end 1997, had 5,205 employees. In fiscal 1997, the Company had sales of $1,453 million.

SMART & FINAL STORES

          Smart & Final specializes in providing merchandise and customer services to meet the foodservice and related needs of restaurants, caterers, clubs, organizations and small and mid-sized businesses. The stores also attract value-oriented retail customers who, while not directly a target group, prefer to purchase items in large sizes or quantities. Smart & Final stores carry a broad selection of items in a hybrid, retail/wholesale format. With an average size of 15,448 square feet, the stores' smaller footprint enables the Company to locate a greater number of stores in urban and suburban neighborhoods than warehouse club operators, which provides a faster, more convenient shopping experience for the customer.

          Smart & Final has experienced significant sales growth despite the expansion of the warehouse club industry in the Company's geographic markets. The Company attributes its growth to its commitment to be the primary supplier for the needs of small and mid-sized independent foodservice operators. Smart & Final positions itself competitively by offering convenience, attractive pricing, a wide assortment including high quality corporate brand items, and a high level of customer service. The Company's specific focus on foodservice operators enables Smart & Final to react quickly to changing market requirements and customer needs. Management believes these strategies, together with its unique retail/wholesale concept, provides greater overall value than the competition.

          Over the past several years, the Company has focused on opening stores in existing markets and expanding in Northern California. The Company plans to continue expansion in its mature market areas through new store openings, relocations and remodels. Since the West Coast markets are becoming well served, Smart & Final stores has explored new geographic areas. The Company is continually evaluating other non-contiguous markets in which it believes the Smart & Final concept will succeed.

          One of the markets which Smart & Final has identified is Florida. In 1996, the Company opened ten new stores in Florida. The Company experienced difficulty in this market in 1997, which resulted in the closure of two stores
outside the greater Miami area late in 1997.   In 1997, the Company opened one
new store in Carol City, Florida. With concentrated marketing efforts in specific metropolitan areas, the Company believes Florida, with its vibrant economy, its significant Hispanic presence, and its concentration of small independent restaurants and businesses, will ultimately support more Smart & Final stores.

          The Company has also acquired several traditional foodservice distribution companies in recent years (See American Foodservice Distributors). Product for stores and foodservice customers is being handled from the same distribution facility. Management believes that ownership of foodservice distributors facilitates store expansion in new markets because it reduces product costs and distribution expenses inherent in new markets.

          The Company's current plans are to open as many as 50-60 stores during the next three years; approximately 15 are scheduled to open in 1998. In addition, the Company believes it can continue to achieve balanced growth in sales and profits by scheduling new stores, relocations and remodels in appropriate markets, maximizing distribution economies, and keeping new store costs in new markets at a manageable level.

    The following table shows certain information regarding Smart & Final stores for the years indicated:


                                     Fiscal    Fiscal    Fiscal    Fiscal    Fiscal
                                       1997      1996      1995      1994      1993
                                     ------    ------    ------    ------    ------
USA
Beginning store count                   168       155       144       135       124
Stores opened:
     New stores                           4        13        11        10        10
     Relocations                          7         6         4         3         5
Stores relocated or closed              (12)       (6)       (4)       (4)       (4)
                                     ------    ------    ------    ------    ------
Ending store count                      167       168       155       144       135
                                     ======    ======    ======    ======    ======

MEXICO
Beginning store count                     5         3         3         1        --
New stores opened                         -         2         -         2         1
                                     ------    ------    ------    ------    ------
Ending store count                        5         5         3         3         1
                                     ======    ======    ======    ======    ======

Total Ending Store Count                172       173       158       147       136
                                     ======    ======    ======    ======    ======
STATISTICAL DATA:

Average selling square feet
    per store at end of period:
     USA                             15,448    14,859    14,431    14,239    13,973
     MEXICO                          16,946    16,946    16,473    16,473    16,600
New store data:
   New markets stores (USA)               1        10         5         6         6
   Average selling square feet
     USA                             21,462    16,788    14,698    15,820    15,380
     MEXICO                              --    17,656    16,473    16,473    16,600

     Mexico operations are not consolidated and are reported on the equity basis.

     Developing new stores, from initiation of construction to store opening, requires approximately nine months for new locations and four months for retrofitting of existing buildings. Equipment and inventory for each new store averages $490,000, and $390,000 respectively. On average, each retrofitted store costs approximately $430,000 in leasehold improvements and requires up to $490,000 of equipment.

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

     Effective December 29, 1996, the Company acquired certain properties and leasehold interests from its majority shareholder, Casino USA and its wholly-owned subsidiary, Casino Realty. See The "Properties" section of this Form 10-K for a description of the Casino Transaction.

MERCHANDISING

     Customers. Smart & Final focuses on identifying, addressing and satisfying the needs of small and mid-sized foodservice customers. Target customers include independent restaurants, sandwich shops, bakeries, caterers and catering trucks, mini-marts, and bars. Typical store customers are smaller in size, do not require delivery and have consistent needs for institutional size food and
related supplies.   Stores also attract value-oriented retail customers who,
while not directly a target group, prefer to purchase items in large sizes or quantities. Customers with occasional foodservice needs, such as clubs and organizations find the Smart & Final Stores well suited to meet these needs. In addition, large chain restaurants and other major foodservice operators use Smart & Final as a fill-in or a backup supplier.

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

     Corporate Brand Positioning. Smart & Final utilizes corporate brands within most merchandise categories; providing an alternative to national brands and other corporate and private label brands. Corporate Brands are positioned to create brand loyalty and establish an ongoing customer franchise. Furthermore, management believes foodservice customers make purchases based on a quality/value/price perception. Company Corporate Brands target leading competitive brands with attention to quality and value. In addition, the profit contribution from Corporate Brands is generally higher than the national brand.

     During 1997, the Company marketed the completely restructured Corporate Brands program introduced in 1996, that was developed to compete aggressively with other large foodservice distribution companies. The new program consists of a three-quality-tier core program. The SmartBuy(R) Brand is a standard grade, quality controlled label positioned as "the price leader"; Smart & Final(R), the Company's national brand equivalent, is a consistent, quality-driven, competitively priced brand; and Smart & Final Premium Brand(R) represents the highest quality within the product line. There are approximately 1,250 Stock Keeping Units (SKUs) represented by these brands.

     The Montecito(R) and La Romanella(R) Corporate Brands are designed to reach niche ethnic markets while enhancing our core products. Our authentic Hispanic brand, Montecito, represents over 100 SKUs. The La Romanella brand, a high quality line of Italian products, consists of approximately 175 SKUs.

     Management believes that the assortment and value of the Company's Corporate Brands are an important element in Smart & Final's market positioning.

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

     Smart & Final utilizes customer service centers and representatives, provides informative customer materials, and emphasizes associate training that builds customer loyalty. In addition, stores take customers' special orders for a wide variety of products not carried regularly in its assortment. The Company also provides customers with telephone and fax order service, enhancing its in-store capability. The Company also has an associate training program designed to increase store associates' retailing expertise and product knowledge. Smart University(R), the Company's in-house training center, provides all associates with the opportunity to build their knowledge and acquire additional skills. The training center also trains third parties on a fee for service basis.

     Marketing. Smart & Final utilizes a niche marketing strategy that targets small and mid-sized foodservice customers, reflects differences in rural and urban markets, and addresses the differing needs of individual stores. During 1997, marketing efforts generally consisted of frequent circular distribution via newspaper insertion or direct mail, selective use of mass media, promotional direct mail, and cooperative newspaper advertisements. Marketing efforts have recently been refocused on addressing more specific and targeted customer communication. Distribution of promotional communication has shifted from newspaper insertion and large scale direct mail, to targeted direct mail to specific customer groups with promotional messages that meet these customers' needs. Cooperative advertisements have become focused addressing specific customer needs. This advertising is distributed in conjunction with participating suppliers, thereby reducing Smart & Final's cost for those vehicles.

     Smart & Final bases its marketing strategies on comprehensive research, combining periodic attitude awareness and usage studies with focused research to address specific objectives. All studies are custom designed and conducted by leading independent research firms specializing in the food industry.

     Store Design and Size. Smart & Final stores are designed as convenient warehouse stores dedicated to easing the shopping experience, improving operational productivity, and stimulating impulse sales through sophisticated mass merchandising. For the last three years, new stores have ranged between 13,000 and 33,000 square feet. Management enhances selling space by storing inventory overhead.

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

   Website. In May 1996, the Company launched a site on the World Wide Web at http://www.smartandfinal.com. The Company's site features a variety of information for various audiences, presented in an engaging format. The site provides valuable ideas and information to our core customers, primarily independent restaurants, caterers, clubs, and small businesses. Customers can locate their nearest stores or take a virtual tour of a typical store. The store tour includes interior photos, and highlights the wide and consistent foodservice product assortment, special customer services and payment options. Other features of Smart & Final's site include a complete history of the Company, financial information and job opportunities. Smart & Final's site is updated on a regular basis. The site also links to other web sites that may be of interest to the company's core customers.

OPERATIONS

   Procurement. The Company believes Smart & Final's purchasing policies and procedures result in costs that are comparable to other companies purchasing similar quantities and types of merchandise. Service level goals and investment buying strategies are integral to the purchasing program. In addition, Smart & Final continually utilizes the efficiencies provided by cooperative buying organizations to facilitate low cost purchasing. Smart & Final and Henry Lee are members of All Kitchens, Inc., while Port Stockton is a member of Nugget Distributors, Inc. (see "American Food Service Distributors"). These buying alliances supplement the normal buying activities of each distribution center. Smart & Final also strives to maintain close working relationships with its major suppliers to reduce its product or distribution costs.

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

   In Northern California, under the Port Stockton name, the Company operates a 300,000 square foot distribution center which serves approximately 5,000 foodservice customers and 39 Northern California stores.

   In Florida, the Henry Lee Company serves its foodservice customers and the
Smart & Final stores from   a 230,000 square foot distribution center in Miami,
Florida and a recently opened 160,000 square foot distribution facility in Orlando, Florida. Henry Lee also operates an additional 30,000 square foot off-site facility.

   Smart & Final utilizes computerized inventory management systems, radio frequency technology, and integrated labor management systems in its warehouses.

   Smart & Final operates a fleet of 205 tractors and 319 trailers that are either owned or leased. Smart & Final increases efficiencies of its fleet by filling outbound trucks to capacity and utilizing a backhaul program for inbound deliveries.

Approximately 52% of Smart & Final's warehouse merchandise is delivered to the warehouse by its own trucks.

   Management Information Systems. The Company has invested over $10 million in new systems during the past several years, and expects to continue to make substantial investments over the near term.

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

AMERICAN FOODSERVICE DISTRIBUTORS

   American Foodservice Distributors ("AFD") is a holding company for the Company's two institutional broadline foodservice distributors Port Stockton and Henry Lee, and for its Southern Foods and Orlando Foodservice divisions operating in Florida. Port Stockton's 1997 sales were $177.7 million. Florida foodservice sales, including Henry Lee, Southern Foods and Orlando Foodservice, were $223.4 million in 1997. In addition to a broadline assortment, Port Stockton and Henry Lee provide their customers primary services including product delivery and extension of credit, and ancillary services such as restaurant equipment and supplies. The full-line assortment for these distributors features dry grocery, frozen foods, fresh meat, deli products, produce, tobacco, health and beauty aids, paper and packaging, janitorial supplies, and restaurant equipment and supplies.

   Port Stockton is headquartered in Stockton, California and serves Northern California markets from the Bay Area on the west to the Sierra on the East, Eureka on the North and Fresno on the South. Port Stockton is a member of the Nugget Distributor buying group which has annual member sales of over $5.8 billion. Port Stockton is the fifth largest member of the Nugget Distributors, Inc. group. About 30% of Port Stockton sales are Smart & Final Corporate Brand products.

   Port Stockton serves approximately 5,000 foodservice customers such as restaurants, coffee shops and institutions along with 39 Smart & Final stores. Port Stockton was founded in 1962 and at year end employed approximately 830 associates.

     Henry Lee is headquartered in Miami, Florida, and serves approximately 3,700 foodservice operator customers primarily located in the state of Florida and certain markets in the Caribbean, South and Central America. Henry Lee serves a significant hotel clientele, institutions, restaurants and cruise ships. Henry Lee is a member of the All Kitchens, Inc. buying group, which has annual member sales of $7.2 billion. Henry Lee's distribution center in Miami provides the infrastructure to service Smart & Final stores in Florida. Founded in 1946, Henry Lee had approximately 450 associates at year end. The 10% of Henry Lee not owned by AFD was, until recently, owned by one of the founders of Henry Lee and his family. Subsequent to year end, AFD purchased the remaining 10% of Henry Lee.

     Southern Foods is engaged in meat processing and distribution serving approximately 1,600 foodservice operator customers. Southern Foods had approximately 100 associates at year end. Orlando Foodservice is also a meat processing and distribution division of AFD serving approximately 115 foodservice operator customers. Orlando Foodservice had approximately 22 associates at year end.

COMPETITION

     The Company participates in the highly competitive $134 billion annual sales domestic food distribution industry. Its competitors include membership and non-membership warehouse stores, wholesale distributors, supermarkets, and other retailers. Many of the Company's competitors have greater financial, distribution and marketing resources, as well as greater name recognition than the Company.

     Intense price competition and rapid store growth have characterized the membership warehouse club segment of the industry over the past decade. The Company's two major warehouse club competitors are Costco and Sam's Club.

     The Company believes it competes effectively with membership clubs by offering a broader and more consistent foodservice assortment, more convenient shopping facilities and locations, a high level of customer service and competitive pricing.

     The traditional foodservice distribution market, in which American Foodservice Distributors operates and in which Smart & Final competes to a lesser extent, is very competitive and highly fragmented. Major competition consists of national operators such as Sysco Corp., Alliant, U.S. Foodservice(TM) and many smaller, regional distributors. About 95% of all distributors have annual revenues less than $30 million and fewer than 4% do more than $50 million.

Competition from supermarket chains continues to increase as such chains emphasize price and service, while widening their assortment of goods and lowering certain prices to more effectively compete with warehouse clubs.

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

     Employee training and development programs through the Company's own Smart University encompass all levels of store operations, from entry through management, and emphasize merchandising techniques and customer service goals to ensure top employee quality and productivity. Company mechanisms, such as incentive pay and stock option programs, reward superior performance and motivate associates. In addition, approximately 8.2% of each Smart & Final store's pre-tax profit, after allocation of corporate costs, is paid out as monthly bonuses to the store's full-time employees.

     At fiscal year end, the Company and its subsidiaries employed approximately 5,205 persons, including 3,666 at Smart & Final, 830 at Port Stockton and 709 at Henry Lee, including Southern Foods & Orlando Foodservice.

     No employee groups are currently represented by third party unions. Port Stockton is a party to an agreement with its Food Distribution Employees Association which contains certain procedures and policies with respect to management and associate relations. The Company considers relations with its employees to be good.

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

     As of fiscal year end 1997, the Company leased 86 store properties directly from third party lessors, with an average remaining lease term of 13 years. The Company leased 12 store properties, at year end, under its two lease programs described below. In addition, the Company has eight stores on real property that is ground leased from third party lessors. The remaining 61 store properties are owned.

     Late in 1997, the Company sold its owned 595,000 square feet of warehouse space and 60,795 square feet of office space in Los Angeles, California and entered into a leaseback with the purchaser for approximately one year. The Company is building a new 417,000 square foot distribution facility in the Los Angeles, California area which is scheduled to be occupied late in 1998.

     Since April 1995, Port Stockton has supported its customers from a 300,000 square foot distribution facility located in Stockton. The Port Stockton distribution facility is leased under one of the Company's lease arrangements described below.

     Henry Lee occupies 230,000 square feet of warehouse space in Miami, Florida, including 22,000 square feet of office space. Henry Lee's warehouse is leased from the former owners of Henry Lee. The remaining term of this lease is eight years. Henry Lee also occupies 7,600 square feet of space used as a maintenance facility for its fleet. In addition, Henry Lee operates a 30,000 square feet off-site facility. This space is leased from the former owners of Henry Lee. The remaining term of this lease is eight years. The leases contain terms and rates considered to be equivalent to those available from unrelated third party lessors. A frozen food facility is under construction in Miami, Florida. This facility is being leased under one of the lease facilities described below.


     The Company plans to continue to lease properties, but also may elect to own some of its new stores on an interim or permanent basis. The Company has two $30 million lease facilities which provided for the lease of the distribution center in Stockton and for store expansion and distribution facilities in California and Florida. As of January 4, 1998, $43.5 million had been utilized under these facilities for 13 stores and two distribution facilities.


ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty, in the opinion of management, none of the litigation which the Company is currently involved in, individually or in the aggregate, is expected to result in a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders of the Company for a vote during the quarter ended January 4, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol SMF. As of March 26, 1998 there were 212 registered holders of the common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $19.188. The following table sets forth the high and low sales prices of the common stock as reported on the NYSE composite tape, together with the amount of cash dividends declared per share for each quarter of the Company's two most recent fiscal years.

                                                Cash
                                                Dividend
                             High      Low      Declared
--------------------------------------------------------
First Quarter of 1996       22 5/8     19 3/4     $0.05
Second Quarter of 1996      24 3/4     22 1/4     $0.05
Third Quarter of 1996       26         20 7/8     $0.05
Fourth Quarter of 1996      24 1/8     21 3/8     $0.05
First Quarter of 1997       23 3/4     20 7/8     $0.05
Second Quarter of 1997      22 3/4     19 1/8     $0.05
Third Quarter of 1997       25 3/4     22 11/16   $0.05
Fourth Quarter of 1997      24 3/4     16 5/16    $0.05

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

                            SELECTED FINANCIAL DATA
             (in thousands, except per share and statistical data)

                                                                                       Fiscal Year (A) (B)
                                                            ------------------------------------------------------------------------
                                                              1997 (F)       1996           1995          1994 (D)         1993
                                                            ----------    ----------     ----------       --------     -------------
Income Statement Data:
   Sales................................................... $1,453,020    $1,302,561     $1,173,325       $952,477     $837,178
   Gross margin............................................    194,663       190,395        171,732        144,396      125,185
   Income from operations..................................     15,930        42,588         32,465         28,511       24,188
   Interest income (expense), net..........................     (8,117)       (3,373)        (2,028)           521          843
   Income before provision for income taxes, minority
        share of net income and cumulative effect of
        accounting changes.................................      7,813        39,215         30,437         29,032       25,031
   Net income .............................................      6,636        24,334         18,296         17,470        1,962 (C)
   Earnings per common share, assuming dilution............       0.29          1.15           0.88           0.85         0.10 (C)
   Dividend per share...................................... $     0.20    $     0.20     $     0.20       $   0.20     $   0.20
   Weighted average common shares outstanding..............     22,753        21,206         20,751         20,520       20,494

Financial Data (at fiscal year-end):
   Cash and cash equivalents............................... $   22,891    $   16,795     $   15,415       $ 10,494     $ 31,314
   Working capital.........................................     68,482        79,245         79,493         62,501       56,006
   Total assets............................................    488,145       441,424        314,656        267,813      208,587
   Long-term debt, excluding current maturities............     80,024        82,644         43,586         21,124        1,882
   Stockholders' equity....................................    200,329       195,655 (E)    140,052        125,330      112,108

Other Statistical Data:
   Comparable store sales growth...........................        2.0%          2.7%           5.0%           5.5%         4.7%
   Stores at year end (including Mexico)...................        172           173            158            147          136
   Total retail square footage at year end (thousands).....      2,610         2,496          2,237          2,050        1,886
   Sales per selling square foot........................... $      389    $      406     $      441       $    428     $    425
   Store customer transactions (thousands).................     33,538        31,132         29,097         26,688       24,075
   Employees at year end...................................      5,205         4,577          4,341          3,718        2,903
--------------------

(A) For all years, 52 weeks except fiscal year 1997, which had 53 weeks.

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

(F) Amounts include results of Davis Lay division from May 1997. Amounts include results of Orlando Foodservice Inc., Capricorn Foods of Central Florida, Inc. and Southern Foods since their dates of asset acquisitions in September 1997.

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

                                                        53 Weeks                52 Weeks            52 Weeks
(Dollars in millions, except per share amounts)          1997                     1996                1995
=================================================================================================================
Sales                                              $1,453.0   100.0%        $1,302.6  100.0%    $1,173.3   100.0%
-----------------------------------------------------------------------------------------------------------------
Cost of sales, buying and occupancy                 1,258.3    86.6          1,112.2   85.4      1,001.6    85.4
=================================================================================================================
Gross margin                                          194.7    13.4            190.4   14.6        171.7    14.6
-----------------------------------------------------------------------------------------------------------------
Operating and administrative expenses                 169.9    11.7            147.8   11.3        135.0    11.5
-----------------------------------------------------------------------------------------------------------------
Warehouse start up costs                                  -       -                -      -          4.3     0.4
-----------------------------------------------------------------------------------------------------------------
Special charges                                         8.9     0.6                -      -            -       -
-----------------------------------------------------------------------------------------------------------------
Income from operations                                 15.9     1.1             42.6    3.3         32.4     2.8
-----------------------------------------------------------------------------------------------------------------
Interest expense, net                                   8.1     0.6              3.4    0.3          2.0     0.2
=================================================================================================================
Income before provision for income taxes and
  minority share of net income                          7.8     0.5             39.2    3.0         30.4     2.6
-----------------------------------------------------------------------------------------------------------------
Provision for income taxes                              1.9     0.1             14.9    1.1         12.0     1.0
-----------------------------------------------------------------------------------------------------------------
Minority share of net income                           (0.5)      -              0.2      -          0.2       -
=================================================================================================================
Income from consolidated subsidiaries                   6.4     0.4             24.1    1.9         18.2     1.5
-----------------------------------------------------------------------------------------------------------------
Equity earnings in unconsolidated subsidiary            0.2       -              0.2      -          0.1       -
=================================================================================================================
 Net income                                            $6.6     0.5%           $24.3    1.9%       $18.3     1.6%
=================================================================================================================
Earnings per common share                             $0.30                    $1.20               $0.90
=================================================================================================================
Earnings per common share, assuming dilution          $0.29                    $1.15               $0.88
=================================================================================================================

RESULTS OF OPERATIONS

The Company's net income was $6.6 million ($0.29 per diluted share) in 1997, $24.3 million ($1.15 per diluted share) in 1996, and $18.3 million ($0.88 per diluted share) in 1995.

SEVERAL FACTORS CAUSED THE DECLINE IN  INCOME IN 1997:

 . Florida operating results declined sharply as a result of inadequate distribution capacity. Overcrowded warehouse conditions caused service levels to decline which reduced sales as customers chose other alternatives, reduced gross margins as prices were cut to retain customers, and sharply increased distribution costs in both foodservice and store operations. The Company's Florida foodservice operations, which earned $4.0 million pretax in 1996, lost $7.9 million pretax in 1997.

 . Florida new store sales growth did not meet expectations, particularly in the sites situated well outside the Metropolitan Miami area.

 . A special pretax charge of $8.9 million was recorded in the fourth quarter which included the cost of closing two of the Florida stores, a write-off of certain distribution software system costs, and expenses of an extensive management reorganization.

 . Approximately $3.0 million of inventory write-downs were recorded in 1997 primarily as a result of an intense inventory turnover review, which reduced on hand inventory levels.

 . Approximately $3.0 million of additional provision for doubtful accounts receivable was recorded in 1997, in part due to introduction of more stringent credit controls in Henry Lee's export business.

 . A reduced price program was introduced at Smart & Final stores early in 1997, reducing gross margin by approximately $5.0 million, but it failed to increase same store sales growth to the level expected.

Quarterly results deteriorated throughout 1997:

     Comparative year to year quarterly results increased 10% in the first quarter, were flat in the second quarter, decreased 21% in the third quarter, and then significantly deteriorated from a profit in the fourth quarter of 1996 to a loss in the 1997 quarter.

Quarterly earnings per common share, assuming dilution:


          First   Second   Third   Fourth    Year
          -----   ------   -----   -------   -----

1997      $0.22    $0.30   $0.30   $(0.54)   $0.29
1996      $0.20    $0.30   $0.38   $ 0.27    $1.15

     Operating results remained consistent between 1996 and 1997 during the first half of each year. However, late in the first quarter of 1997 the Company introduced the reduced price program in an effort to increase store sales. The program's sales goals were not achieved and gross margins were negatively affected during the remainder of the year.

      During the third quarter of 1997, Henry Lee began a comprehensive integration of their Miami distribution center to provide the capability for stores distribution in addition to the existing foodservice distribution capability. This was a significant undertaking which required reconfiguration and re-racking of portions of the distribution center, the installation of new warehouse management and distribution software systems and the movement of numerous store's product into the distribution center. It also increased the complexity of product distribution. Significant problems were encountered in this conversion which resulted in declines in service levels and overstocked inventory levels in the distribution center. These conditions resulted in a significant impact on sales, gross margin, and distribution expense in the third and fourth quarters.

      During the fourth quarter of 1997, management reviewed all inventory with the objective of reducing the number of strategic product units and the establishment of increased turnover criteria. As a result of the review, a $3 million write-down was recorded. A $3 million provision for doubtful accounts receivable was also recorded, primarily due to the introduction of more stringent credit control in the Henry Lee export business.

      Fourth quarter 1997 results also include an $8.9 million special charge as a result of a decision to close two Florida stores, replace certain distribution center software systems and reorganize the Company into three geographic regions. The charge reflects the write-down of store assets and computer software to estimated realizable values and to accrue for related lease and severance obligations for certain of the Company's executive management which were separated as part of the reorganization.

SALES. Sales were $1,453.0 million in 1997, $1,302.6 million in 1996, and $1,173.3 million in 1995. Same store sales growth was achieved in each of the years, with comparable sales increasing 2.0% in 1997, 2.7% in 1996, and 5.0% in 1995. Total sales increased 11.6% in 1997, 11.0% in 1996, and 23.2% in 1995 as a result of an aggressive new store opening program and the acquisition of Henry
Lee in late 1994.   Forty-seven new stores, including relocations and two in
Mexico, were opened during the three years, 11 in 1997, 21 in 1996, and 15 in 1995. The Company follows a 52-53 week fiscal year and 1997 included a fifty-third week.

GROSS PROFIT. As a percentage of sales, gross profit was 13.4% in 1997, and 14.6% in both 1996 and 1995. The reduction in gross profit in 1997 was caused in part by the increasing mix of foodservice distribution business which grew at a stronger rate than stores. The foodservice distribution business operates at much lower gross margins and lower operating expenses than Smart & Final stores. Gross margin also declined as a result of the reduced price program introduced in the Smart & Final stores early in 1997. Gross margin was also impacted by the inventory write-downs recorded in the fourth quarter of 1997.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses were 11.7% of sales in 1997, compared to 11.3% in 1996, and 11.5% in 1995. Factors causing the increase in 1997 include the additional provision for doubtful accounts recorded in 1997 as well as the charges related to the management reorganization. Operating and administrative expenses, in 1997, includes $0.5 million related to remediation of year 2000 issues in the Company's management information systems.

INTEREST EXPENSE, NET. Interest expense, net increased to $8.1 million in 1997 compared to $3.4 million in 1996 and $2.0 million in 1995 because of interest costs related to cash used and debt incurred to fund capital spending required for working capital and the Company's expansion program. Additionally, at the end of 1996, the Company acquired $76 million of operating properties from an affiliated company (the "Casino Transaction") through the issuance of $38 million of debt.

EQUITY EARNINGS IN UNCONSOLIDATED SUBSIDIARY.   The Company's 50% interest in
the Mexico joint venture operates five stores in Mexico and produced $0.2 million in equity in earnings in 1997 and 1996 and $0.1 million in 1995. Two new stores were opened during 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company's primary source of liquidity has been cash flow from operations and retained earnings. In addition, the Company has availability under bank facilities. In 1997 net cash provided by operating activities was $21.4 million. The Company has a $50.0 million five year revolving credit line with a group of banks, under which $45.0 million was outstanding at fiscal year end 1997. The Company also has a $50.0 million short-term bank line of credit under which $37.0 million was outstanding at fiscal year end 1997.

     The Company had cash and cash equivalents of $22.9 million, stockholders' equity of $200.3 million and long-term debt of $82.4 million at the end of fiscal year 1997. The long-term debt consists of the $30.4 million notes issued for the Casino Transaction (less the current portion of $7.6 million or $22.8 million), the $45 million outstanding on the revolving credit line, and $7.0 million primarily from the acquisition of Henry Lee Company in 1994 (less the current portion of $3.0 million or $4.0 million). The weighted average interest rate on the Company's variable rate debt for 1997 was 6.12%.

     The aggregate amount required for the Company's expansion program and other capital expenditures in 1998 is estimated to be approximately $80 million. This amount includes approximately $26 million required to fund the construction of a new Los Angeles distribution facility and the purchase of related land.

     Since 1994, the Company has utilized committed lease facilities, with an aggregate capacity of $60 million, to finance most of its real property additions. Management expects that an additional lease facility will be arranged in 1998 to fund substantially all of the land and building costs of the new Los Angeles distribution facility.

     In the first quarter of 1998, the Company announced plans to acquire a chain of Cash & Carry stores, located primarily in the Pacific Northwest, from United Grocers for $60 million consisting of a cash payment of $42.5 million and issuance of $17.5 million unsecured notes. Negotiations to expand the Company's bank lines to provide for the cash payment are currently underway.

     Management believes that its other sources of funds are adequate to provide for working capital, other capital expenditures, and debt service requirements for the forseeable future.

     The Company has conducted a detailed review of its computer systems to identify those areas that could be affected by problems associated with the failure of these systems to correctly process the year 2000. This review resulted in an identification of steps necessary to address issues related to required changes in computer systems for the year 2000. The Company is identifying those systems that require modification or replacement to address the year 2000 issues; many of the modifications are being accomplished as part of the ongoing systems improvement. Management believes that there is no material risk that the Company will fail to address the year 2000 issues in a timely manner. The Company believes that the related costs to replace, modify and/or upgrade its existing systems and products to address this problem will not have a material impact on the Company's financial condition, results of operations, liquidity or cash flows for any year.

SEASONALITY

     Historically, the Company's sales have followed a seasonal pattern. Generally, third and fourth quarter sales are greater than those of the first and second quarter, due to strong demand from foodservice customers in the summer and winter holiday periods. Third quarter sales are also high because the third quarter includes four four-week periods, whereas the other quarters include three four-week periods. Sales distribution by quarter in 1997 was 21% in the first quarter, 23% in the second, 30% in the third, and 26% in the fourth.

INFLATION

     The Company's primary costs, merchandise and labor, are affected by a number of factors that are beyond the Company's control. These factors include the price of merchandise, the competitive climate, and the general and regional economic conditions. As is typical in the food industry, the Company has generally been able to maintain margins by adjusting its selling prices. But competitive conditions may, from time to time, render it unable to do so while maintaining or increasing its market share.


FORWARD-LOOKING STATEMENTS

     When used in this report, the words "believe," "expect," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the

Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. The following important factors, among others, could cause the Company's results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements; (iii) deterioration in general or regional economic conditions (iv) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (v) loss of customers or sales weakness; (vi) inability to achieve future sales levels or other operating results; (vii) the unavailability of funds for capital expenditures; and (viii) operational inefficiencies in distribution or other Company systems. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial positions and results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is included in this section:

                                                   PAGE
                                                   ----



Report of Independent Public Accountants             21

Consolidated Balance Sheets                          22

Consolidated Statements of Income                    23

Consolidated Statements of Stockholders' Equity      24

Consolidated Statements of Cash Flows                25

Notes to Consolidated Financial Statements           26

Supplementary Data -
  Summary of Quarterly Results of Operations         44

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Smart & Final Inc.:



          We have audited the accompanying consolidated balance sheets of Smart & Final Inc. (a Delaware corporation and a 55.5 percent owned subsidiary of Casino USA, Inc.) and subsidiaries as of January 4, 1998 and December 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 4, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart & Final Inc. and subsidiaries as of January 4, 1998 and December 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 4, 1998, in conformity with generally accepted accounting principles.



                                       /s/ Arthur Andersen LLP

                                       ARTHUR ANDERSEN LLP


Los Angeles, California
February 25, 1998

                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)

                                                              Fiscal Year    Fiscal Year
                                                                  End            End
ASSETS                                                            1997           1996
------                                                        -----------    -----------
Current assets:
  Cash & cash equivalents                                        $ 22,891       $ 16,795
  Trade notes and accounts receivable, less
    allowance for doubtful accounts of
    $5,518 in 1997 and $2,568 in 1996                              75,995         67,695
  Inventories                                                     129,761        125,721
  Prepaid expenses                                                 15,906          4,346
  Deferred tax asset                                                9,600          6,134
                                                                 --------       --------
      Total current assets                                        254,153        220,691

Property, plant and equipment:
  Land                                                             35,631         39,079
  Buildings and improvements                                       29,530         34,364
  Leasehold improvements                                           67,821         60,943
  Fixtures and equipment                                          139,316        129,953
                                                                 --------       --------
                                                                  272,298        264,339

  Less - Accumulated depreciation and amortization                 85,808         77,156
                                                                 --------       --------
      Net property, plant and equipment                           186,490        187,183

Assets under capital leases, net                                    4,535            671
Goodwill                                                           18,940         10,162
Deferred tax asset                                                  3,148          4,157
Other assets                                                       20,879         18,560
                                                                 --------       --------
        Total Assets                                             $488,145       $441,424
                                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt                           $  3,576       $  2,756
  Current maturities of notes payable to affiliates                 7,600          7,600
  Bank line of credit                                              37,000         17,000
  Accounts payable                                                 77,116         70,936
  Payable to Parent and affiliates                                 18,589          8,759
  Accrued salaries and wages                                        9,528          9,940
  Other accrued liabilities                                        32,262         24,455
                                                                 --------       --------
      Total current liabilities                                   185,671        141,446

Long-term liabilities:
  Notes payable, net of current maturities                          4,061          6,663
  Notes payable to affiliates                                      22,800         30,400
  Bank debt                                                        45,000         45,000
  Obligations under capital leases                                  8,163            581
  Other long-term liabilities                                       2,937              -
  Workers' compensation reserve, postretirement
    and postemployment benefits                                    18,068         20,000
                                                                 --------       --------
      Total long-term liabilities                                 101,029        102,644

Minority interest                                                   1,116          1,679

Stockholders' equity:
  Preferred stock, $1 par value (authorized-
  10,000,000 shares; no shares issued)                                  -              -
  Common stock, $0.01 par value (authorized-
  100,000,000 shares; 22,386,181 shares issued
  and outstanding in 1997 and 21,976,406 in 1996)                     224            220
  Additional paid-in capital                                      142,865        140,371
  Cumulative translation loss                                        (835)          (835)
  Retained earnings                                                58,075         55,899
                                                                 --------       --------
      Total stockholders' equity                                  200,329        195,655
                                                                 --------       --------
        Total liabilities and stockholders' equity               $488,145       $441,424
                                                                 ========       ========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                     SMART & FINAL INC.
              CONSOLIDATED STATEMENTS OF INCOME
      (dollars in thousands, except per share amounts)

                                                                                     Fiscal Year
                                                                   ----------------------------------------------
                                                                      1997               1996             1995
                                                                   -----------       -----------      -----------
   Sales......................................................     $ 1,453,020       $ 1,302,561      $ 1,173,325
   Cost of sales, buying and occupancy........................       1,258,357         1,112,166        1,001,593
                                                                   -----------       -----------      -----------
   Gross margin...............................................         194,663           190,395          171,732
   Operating and administrative expenses......................         169,849           147,807          135,017
   Warehouse start up costs                                                -                 -              4,250
   Special charges............................................           8,884               -                -
                                                                   -----------       -----------      -----------

          Income from operations..............................          15,930            42,588           32,465

   Interest expense, net......................................           8,117             3,373            2,028
                                                                   -----------       -----------      -----------
   Income before provision for income taxes
        and minority share of net income .....................           7,813            39,215           30,437
   Provision for income taxes.................................           1,940            14,858           12,043
   Minority share of net income...............................            (563)              244              248
                                                                   -----------       -----------      -----------
         Income from consolidated subsidiaries...............            6,436            24,113           18,146
   Equity earnings in unconsolidated subsidiary..............              200               221              150
                                                                   -----------       -----------      -----------

         Net income..........................................      $     6,636       $    24,334      $    18,296
                                                                   ===========       ===========      ===========

   Earnings per common share ................................      $      0.30       $      1.20      $      0.90
                                                                   ===========       ===========      ===========

   Weighted average common shares ...........................       22,158,673        20,309,555       20,234,494
                                                                   ===========       ===========      ===========

   Earnings per common share, assuming dilution .............      $      0.29       $      1.15      $      0.88
                                                                   ===========       ===========      ===========
   Weighted average common shares
       and common share equivalents .........................       22,753,333        21,206,126       20,750,818
                                                                   ===========       ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (dollars in thousands, except per share amounts)

                   For the fiscal years 1997, 1996 and 1995

                                                   Common Stock
                                                -------------------  Additional                                 Total
                                                Number of             Paid-In       Retained   Translation   Stockholders'
                                                  Shares     Amount   Capital       Earnings   (Loss)/gain      Equity
                                                ---------    ------  ----------     --------   -----------   -------------
Balance, fiscal year-end 1994.................  20,215,727     $202    $104,552     $21,380        $(804)     $125,330
Issuance of common stock......................      47,000        1         597           -            -           598
Dividend ($0.20 per share)....................           -        -           -      (4,048)           -        (4,048)
Translation loss..............................           -        -           -           -         (124)         (124)
Net income....................................           -        -           -      18,296            -        18,296
                                                ----------     ----    --------     -------        -----      --------
Balance, fiscal year-end 1995.................  20,262,727      203     105,149      35,628         (928)      140,052
Issuance of common stock......................   1,713,679       17      34,564           -            -        34,581
Tax benefit associated with stock options
    exercised.................................           -        -         658           -            -           658
Dividend ($0.20 per share)....................           -        -           -      (4,063)           -        (4,063)
Translation gain..............................           -        -           -           -           93            93
Net income....................................           -        -           -      24,334            -        24,334
                                                ----------     ----    --------     -------        -----      --------
Balance, fiscal year-end 1996.................  21,976,406      220     140,371      55,899         (835)      195,655
Issuance of common stock......................     409,775        4       5,706           -            -         5,710
Restricted stock accrual......................           -        -         208           -            -           208
Tax benefit associated with stock options
    exercised.................................           -        -       1,776           -            -         1,776
Capital lease and deferred rent transfer......           -        -      (5,196)          -            -        (5,196)
Dividend ($0.20 per share)....................           -        -           -      (4,460)           -        (4,460)
Net income....................................           -        -           -       6,636            -         6,636
                                                ----------     ----    --------     -------        -----      --------
Balance, fiscal year-end 1997.................  22,386,181     $224    $142,865     $58,075        $(835)     $200,329
                                                ==========     ====    ========     =======        =====      ========

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                     Fiscal Year
                                                                        ---------------------------------
                                                                          1997         1996        1995
                                                                        --------     --------    --------
Cash Flows From Operating Activities:
  Net income..........................................................  $  6,636     $ 24,334    $ 18,296
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization......................................    25,761       19,882      16,388
   Deferred tax provision (benefit)...................................      (800)       1,320      (1,090)
   Minority share of net income.......................................      (563)         244         248
   Equity earnings in unconsolidated subsidiary.......................      (200)        (221)       (150)
   Decrease (increase) in:
    Trade notes and accounts receivable...............................    (3,771)     (22,132)     (5,465)
    Inventories.......................................................    (2,504)      (7,426)    (14,586)
    Prepaid expenses and other........................................   (11,546)        (709)        (11)
   Increase (decrease) in:
    Accounts payable..................................................     4,601        2,028        (382)
    Accrued liabilities...............................................      (412)       2,087        (394)
    Other liabilities.................................................     4,210       (5,158)      6,862
                                                                        --------     --------    --------
     Net cash provided by operating activities........................    21,412       14,249      19,716
                                                                        --------     --------    --------

Cash Flows From Investing Activities:
   Acquisition of property, plant and equipment.......................   (30,270)     (33,359)    (31,647)
   Proceeds from disposal of property, plant and equipment............    10,471          252         296
   Acquisition of business (net of acquired cash).....................   (11,300)      (1,391)         -
   Acquisition of municipal bonds.....................................         -         (540)     (1,300)
   Proceeds from redemption of municipal bonds........................         -          440         825
   Other..............................................................    (3,573)      (4,590)     (3,630)
                                                                        --------     --------    --------
     Net cash used in investing activities............................   (34,672)     (39,188)    (35,456)
                                                                        --------     --------    --------
Cash Flows From Financing Activities:
   Process from issuance of common stock..............................     5,135        1,059         509
   Bank line of credit................................................    20,000       16,000       1,000
   Payments on notes payable and bank line of credit..................   (11,161)      (3,089)    (12,378)
   Increase in payable to Parent and affiliates.......................     9,830        6,409         576
   Quarterly dividend paid............................................    (4,448)      (4,060)     (4,046)
   Borrowings of long-term debt.......................................         -       10,000      35,000
                                                                        --------     --------    --------
     Net cash provided by financing activities........................    19,356       26,319      20,661
                                                                        --------     --------    --------

Increase in cash and cash equivalents.................................     6,096        1,380       4,921

Cash and cash equivalents at beginning of year........................    16,795       15,415      10,494
                                                                        --------     --------    --------
Cash and cash equivalents at end of year..............................  $ 22,891     $ 16,795    $ 15,415
                                                                        ========     ========    ========
Noncash Investing and Financing Activities:
    Notes payable and common stock issued for properties
     acquired from affiliates.........................................  $      -     $ 71,440    $      -
    Notes issued in connection with acquisition of business...........     1,000          300           -
    Capital contribution to unconsolidated subsidiary.................         -            -         350
    Construction in progress costs incurred but not paid..............       763          552       2,129
                                                                        --------     --------    --------
   Total noncash transactions.........................................  $  1,763     $ 72,292    $  2,479
                                                                        ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Lines of business

          Smart & Final Inc. (the "Company") is a Delaware corporation and at fiscal year end 1997 was a 55.5 percent owned subsidiary of Casino USA, Inc. (the "Parent" or "Casino USA"), a California corporation, and Casino Realty, Inc. ("Casino Realty"), a wholly-owned subsidiary of Casino USA. The Company owns American Foodservice Distributors ("AFD"), a holding company, which owns 100% of Port Stockton Food Distributors, Inc. ("Port Stockton"), and 90% of Henry Lee Corporation ("Henry Lee"). In late 1997, AFD acquired the assets of Orlando Foodservice, Inc. and Capricorn Foods of Central Florida, Inc. (collectively "Orlando Foodservice") and the assets of Southern Foods. The Company is engaged in the business of distributing food and related non-food items through wholesale outlets under the trade name "Smart & Final" and by delivery, under the trade names "Port Stockton" and "Henry Lee."

Principles of consolidation

          The consolidated financial statements include the accounts of the Company and all its majority owned subsidiaries. The Company's 50 percent owned subsidiary in Mexico, Smart & Final Del Noroeste S.A. de C.V., which commenced store operations in December 1993, is accounted for by the equity method of accounting. The foreign currency translation loss resulted from the translation of the foreign affiliate's functional currency balance sheet into U.S. dollars for all periods prior to January 1997 and is reflected in stockholders' equity. Since January 1997, in accordance with generally accepted accounting principles, the functional currency has been the U.S. dollar. As such, changes in foreign currency exchange rates are included in results of operations.

          All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to the fiscal year 1997 presentation.

Fiscal years

          The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1997 included 53 weeks and fiscal years 1996 and 1995 included 52 weeks. Fiscal years 1997, 1996 and 1995 ended on January 4, 1998, December 29, 1996, and December 31, 1995, respectively. Each of the Company's fiscal years consists of twelve week periods in the first, second, and fourth quarters of the fiscal year and a sixteen week period in the third quarter. The fourth quarter of a 53 week year consists of thirteen weeks.

Cash and cash equivalents

          The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents is approximately the same as their fair value because of the short maturity of these instruments.

Inventories

          The majority of the Company's inventories consist of merchandise purchased for resale which are stated at the lower of FIFO (first-in, first-out) cost or market.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
Property, plant and equipment

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

          Also included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $1,015,000 and $1,163,000 as of fiscal year end 1997 and 1996, respectively. These costs are amortized over the remaining lease term of the site they are associated with.

Other assets

          Other assets include municipal bonds aggregating $5,430,000 at fiscal year end 1997 and 1996 which secure the Company's workers' compensation reserves. The fair value of the municipal bonds, estimated based on quoted market prices for similar investments, approximate their carrying amounts. These municipal bonds have varying maturity dates ranging from 2006 through 2015.

          Capitalized software costs, net of amortization, of $7,743,000 and $6,548,000 are included in other assets at fiscal year end 1997 and 1996, respectively. These costs include third party purchased software costs, direct labor associated with internally developed software, and installation costs. Amortization is being recognized over a three to five year period using the straight-line method, and reflects the period over which the benefits of the software are fully realizable and enhance the operations of the business.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

          Also included in other assets are preopening costs of $1,716,000 and $1,329,000 at fiscal year end 1997 and 1996, respectively. These costs represent costs incurred between the date the site is leased or construction is completed and the date the site is open for business. Amortization is being recognized using the straight-line method over a period of three years.

Goodwill

     Goodwill is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of goodwill based on forecasted operating income.

Stock options

          In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the disclosure only alternative, and has disclosed the proforma net income per share amounts in the notes to the consolidated financial statements using the fair-value method.

Significant accounting estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and expenses during the reporting period. Management has made significant estimates in the determination of the reserve for workers' compensation expense. These reserves totaled $5,727,000 and $6,298,000 at fiscal year end 1997 and 1996, respectively. The estimate is sensitive to change based upon certain factors including healthcare costs, the Company's experience rate and severity of claims filed. The Company maintains a stop-loss limit of $300,000 per claim.

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

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

     In 1997, the Company adopted Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") and No. 129 "Disclosure of Information About Capital Structure" ("SFAS No. 129"). As a result of SFAS No. 128, the Company has presented earnings per share in accordance with SFAS No. 128 for all fiscal years.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), in June 1997, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income. The Company will adopt the provisions of SFAS No. 130 in fiscal 1998 and expects no financial impact on the consolidated financial statements. The FASB issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), in June 1997, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting segment information. The Company will adopt the provisions of SFAS No. 131 in fiscal 1998 and expects no financial impact on the consolidated financial statements.

2. Income Taxes

          A reconciliation between the federal statutory income tax rate and the Company's effective tax rate consists of the following:

                                                                              1997           1996           1995
                                                                          ------------   ------------   -------------
Income tax at federal statutory rate                                       $2,735,000    $13,725,000     $10,653,000
State income taxes, net of federal tax benefit                                448,000      2,373,000       1,918,000
Revitalization zone credit                                                   (884,000)      (960,000)       (420,000)
Other                                                                        (359,000)      (280,000)       (108,000)
                                                                           ----------    -----------     -----------
Income tax provision                                                       $1,940,000    $14,858,000     $12,043,000
                                                                           ==========    ===========     ===========
The Company's provision for income taxes  consists of the following:

                                                                             1997           1996            1995
                                                                           ----------    -----------     -----------
Current
  Federal                                                                  $3,520,000    $11,632,000     $10,912,000
  State                                                                      (780,000)     1,906,000       2,221,000
                                                                           ----------    -----------     -----------
                                                                            2,740,000     13,538,000      13,133,000
Deferred
  Federal                                                                    (800,000)     1,320,000      (1,090,000)
                                                                           ----------    -----------     -----------
  Income tax provision                                                     $1,940,000    $14,858,000     $12,043,000
                                                                           ==========    ===========     ===========

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

          A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset consist of the following:

                                                    1997           1996
                                                ------------   ------------
Property, plant and equipment depreciation
     differences                                $(5,989,000)   $(3,920,000)
Employee benefits including postretirement
  and postemployment reserves                     9,871,000     10,663,000
Operating reserves and accruals                   8,807,000      3,419,000
Other                                                59,000        129,000
                                                -----------    -----------
Net deferred tax asset                          $12,748,000    $10,291,000
                                                ===========    ===========

     The deferred tax asset is reflected on the fiscal year end 1997 balance sheet as a current asset of $9.6 million and a long-term portion of $3.1 million.

     The Company and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company has made tax sharing payments to Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items.

          A tax benefit of $1,776,000 and $658,000 associated with the Company's stock option plan has been credited to additional paid-in capital in 1997 and 1996, respectively.

          Tax sharing and termination payments made by the Company to Casino USA were $2,353,000, $2,560,000 and $1,945,000 in 1997, 1996 and 1995, respectively.
Federal income taxes paid during 1997, 1996 and 1995 were $11,575,000, $11,155,000 and $9,125,000, respectively. At year end 1997, the Company had a $9.0 million Federal income tax prepayment included in prepaid expenses.

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

     As part of the transaction, the Company is required to assist Casino USA and Casino Realty with the sale of certain properties, on or before December 31, 1998. At January 4, 1998, four out of twelve such properties remained.

     Of the 91 properties acquired, 86 were stores and the remaining five were the Vernon distribution facility and several non-store locations.

          Since this transaction was between entities under common control, the properties have been recorded at the historical carrying cost of Casino USA and Casino Realty. The difference between the historical carrying cost of the assets acquired and the consideration issued has been recorded as additional paid-in capital.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



          The historical carrying cost of the assets acquired and the value of the consideration issued is as follows (dollars in thousands):

               Assets acquired:
               Land                                    $37,817
               Building                                 31,194
               Leasehold interests                       2,429
                                                       -------
                                                       $71,440
               Purchase consideration:
               Notes payable issued                    $38,000
               Common stock issued                      37,984
                                                       -------
                                                       $75,984

4. LONG-TERM DEBT

          On December 29, 1996, the Company issued a total of $38 million in two five-year unsecured promissory notes to Casino USA and Casino Realty, affiliated entities, in conjunction with the acquisition of real property from Casino USA and Casino Realty. The notes bear interest at LIBOR plus 1/4%. As of January 4, 1998 the LIBOR rate was 5.875%. The notes are payable in five annual installments of $7,600,000, plus accrued interest, commencing in fiscal year 1997.

          The Company has a long-term revolving unsecured line of credit available with banks in the amount of $50.0 million. Borrowings of $45.0 million were outstanding under this line as of fiscal year end 1997 and 1996. This line of credit bears interest at LIBOR plus 1/2%, and matures in November, 2000. The terms of the loan agreement require the Company to maintain certain financial ratios. The Company was in compliance with these covenants during fiscal years 1997 and 1996.

          The Company also has a short-term unsecured line of credit available with a bank in the amount of $50 million. The line of credit bears interest at the bank's reference rate which was 6.69% as of January 4, 1998. Borrowings of $37.0 million and $17.0 million were outstanding under this line as of the fiscal year end 1997 and 1996, respectively.

          The Company has guaranteed $933,000 of Smart & Final Del Noroeste S.A. de C.V. debt under a Standby Letter of Credit. The Company has a $120,000 letter of credit outstanding as of January 4, 1998 relating to self-insurance.

                                SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     Other notes payable of $6,982,000 and $9,158,000 at fiscal year end 1997 and 1996, respectively bear interest at various rates ranging from 6.5% to 9.5%. Of these notes payable, $5.5 million is at an interest rate of 7.5% and is unsecured. Interest paid on these notes and bank lines of credit aggregated $7,416,000, $3,627,000, and $2,500,000 for the fiscal years ended 1997, 1996 and
1995, respectively. The weighted average interest rate for the Company's variable rate debt for 1997 was 6.12%.

Aggregate future principal payments are as follows:

                                       Fiscal Year:
          1998......................    $47,521,000
          1999......................     10,936,000
          2000......................     53,074,000
          2001......................      7,815,000
          2002......................         35,000
          Subsequent to 2002........          1,000
                                        -----------
                                       $119,382,000
                                       ============

     The fair value of the Company's long-term debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturities, approximates the carrying amount.

     The Company's involvement with derivative financial instruments has been limited to interest rate collar agreements to limit the impact of interest rate fluctuations on revolving debt. The Company has entered into interest rate collar agreements with various banks to hedge principal amounts of up to $100 million. The agreements have interest rate ranges from 4.7% to 8.0% and extend up to seven years.

5. LEASE OBLIGATIONS

     As of fiscal year end 1997, the Company leased 86 properties directly from third party lessors, with an average remaining lease term of 13 years. The Company leased 12 store properties, at year end, under its two lease programs described below. In addition, the Company has 8 stores on real property that is ground leased from third party lessors.

     During fiscal year 1996 and prior, most of the Company's Smart & Final store facilities were leased under operating leases from either Casino USA or Casino Realty. Fifty-one properties were leased directly from third party lessors. Of the 117 stores leased from Casino USA or Casino Realty, 51 were stores in which Casino USA or Casino Realty held a leasehold interest and which Casino USA or Casino Realty subleased to the Company on substantially the same terms and conditions as contained in Casino USA's or Casino Realty's leases from third party lessors. Nine of the 51 stores were on real property that was ground leased by Casino USA or Casino Realty and subleased to the Company.
Lease terms were set at rates and terms considered to be equivalent to those available from unrelated third party lessors. Generally, annual lease rates on stores owned by Casino Realty were set at 9-10% of the completed cost of the store at the time it was built or acquired.

                                SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     The Company also leased five additional properties from Casino Realty during fiscal year 1996 and prior, which included its Vernon, California distribution facility and several non-store locations. These properties were acquired by the Company on December 29, 1996. Late in 1997, the Company sold its owned combination distribution and office facility and entered into a leaseback with the purchaser for approximately one year.

     Henry Lee's warehouse is leased from the former owners of Henry Lee. The leases contain terms and rates considered to be equivalent to those available from unrelated third party lessors.

     In December 1994, the Company entered into a $30.0 million lease facility which has provided for the lease of a new distribution center for Port Stockton and for new store sites. During 1997, the Company entered into a second $30.0 million lease facility which has provided for store expansion and distribution facilities in California and Florida. During fiscal years 1997 and 1996, the Company leased assets valued at approximately $43.5 million and $25.7 million, respectively, under these facilities. The related minimum lease obligation is included in the table below.

     Henry Lee guarantees $2,779,000 of obligations of the former owners of Henry Lee. These obligations are related to properties leased by Henry Lee.

     Lease expense for operating leases included in the accompanying financial statements is as follows:

                                              Property Leased From
                                              --------------------
                                           Casino USA or Casino Realty
                                           ---------------------------
Fiscal Year:                              Subleased          Owned        Third Party
                                       ---------------   --------------   -----------
  1995.................................   $7,179,000      $  9,271,000     $ 9,487,000
  1996.................................   $7,334,000      $  9,212,000     $13,954,000
  1997.................................            -                 -     $23,819,000

Aggregate minimum future lease payments for real property, as well as equipment and other property at fiscal year end 1997 are as follows:

                                                      Operating Leases           Capital Leases
                                                      ----------------           --------------
Fiscal Year:                                Related Parties     Third Parties
                                            ---------------   ---------------
  1998......................................     $  791,000      $ 21,324,000      $ 1,539,000
  1999......................................        790,000        19,715,000        1,438,000
  2000......................................        791,000        18,953,000        1,399,000
  2001......................................        790,000        48,306,000        1,448,000
  2002......................................        791,000        27,988,000        1,478,000
  Subsequent to 2002 .......................      2,836,000       132,670,000        7,229,000
                                                 ----------      ------------      -----------
  Future minimum lease payments                  $6,789,000      $268,956,000       14,531,000
                                                 ==========      ============
  Less amount representing
   interest..................................                                        5,713,000
                                                                                   -----------
  Present value of future lease payments.....                                      $ 8,818,000
                                                                                   ===========

   Capital lease obligations vary in amount with interest rates ranging from 7.50% to 12.00%.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

6. RELATED PARTY TRANSACTIONS

Intercompany services

          The Company performs various services for Casino USA and Casino Realty. These services include various administrative functions including accounting, human resources, and systems development work, the cost of which has been charged to the benefited affiliated company. These charges amounted to $300,000, $402,000, and $435,000 for the fiscal years 1997, 1996, and 1995, respectively. It is anticipated that the Company will continue to provide these administrative services to its affiliates at its estimated cost.

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

Intercompany interest charges/credits

          Intercompany interest charges from affiliates were $563,000 and $161,000 for advances of $21,001,000 and $5,960,000 made during 1997 and 1996.
There were no material advances in 1995.

Other related party transactions

          During 1997, the Company's President and former Chief Executive Officer borrowed $29,965 from the Company by a note dated October 22, 1997. The note is secured by his deferred compensation account. The note bears interest at 8 1/2% per year and the entire balance and accrued interest on the note is due on October 21, 2002.

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

                                      1997           1996           1995
--------------------------------   -----------    -----------    -----------
Service cost component             $ 1,285,000    $ 1,196,000    $   920,000
Interest cost component              2,362,000      2,169,000      1,995,000
Actual return on plan assets        (4,656,000)    (2,323,000)    (3,700,000)
Net amortization and deferral        2,805,000        722,000      2,494,000
                                   -----------    -----------    -----------
 Net pension expense               $ 1,796,000    $ 1,764,000    $ 1,709,000
                                   ===========    ===========    ===========

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     In accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions" ("SFAS No. 87"), it is appropriate to base the measurement of the net periodic pension cost on the discount rate in effect at the end of the prior fiscal year. The assumptions used to develop the components of the net pension expense were as follows:

                                                          1997    1996    1995
                                                          -----   -----   -----
Discount rate                                             7.50%   7.50%   8.50%
Rate of increase in compensation levels                   4.00%   4.00%   5.00%
Expected long-term rate of return on plan assets          9.00%   9.00%   9.00%

     The funded status and accrued pension costs of the plans were as follows:

                                                             1997            1996
                                                          -----------     -----------
Accumulated benefit obligation:
 Vested                                                   $27,894,000     $24,238,000
 Non-vested                                                 1,052,000       1,019,000
                                                          -----------     -----------
                                                          $28,946,000     $25,257,000
                                                          ===========     ===========

Present value of projected benefit obligation             $35,017,000     $30,794,000
Fair value of plan assets                                  29,299,000      23,903,000
                                                          -----------     -----------
Present value of projected benefit obligation
 in excess of plan assets                                   5,718,000       6,891,000
Remaining unrecognized net obligation                        (588,000)       (686,000)
Unrecognized prior service cost                            (1,782,000)     (1,996,000)
Unrecognized net loss                                      (1,215,000)     (2,194,000)
                                                          -----------     -----------
Accrued pension costs in excess of cash
 payments made by the Company                             $ 2,133,000     $ 2,015,000
                                                          ===========     ===========

     In accordance with SFAS No. 87, it is appropriate to base the measurement of the present value of the projected benefit obligation on the discount rates at which the benefits could be effectively settled as of the balance sheet date. The assumptions used to develop the funded status and the accrued pension costs were as follows:



                                                      1997    1996
                                                      ----    ----
Discount rate                                         7.25%   7.50%
Rate of increase in compensation levels               4.00%   4.00%
Expected long-term rate of return on plan assets      9.00%   9.00%

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



          During fiscal year 1997, the plan's accumulated benefit obligation and projected benefit obligation increased $3,689,000 and $4,223,000, respectively, primarily due to changes in certain actuarial assumptions indicated in the table above.

Defined contribution plans

          Smart & Final offers all full time employees participation in a defined contribution plan ("the 401(k) Savings Plan") which qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Savings Plan allows participants to contribute for fiscal year 1997 up to 15% of their compensation or $9,500, whichever is lower. Smart & Final will automatically match 25% of each dollar contributed up to 6% of the participant's compensation. Additionally, Smart & Final may at its discretion match up to an additional 75% of each dollar contributed up to 6% of the participants' compensation if Smart & Final exceeds certain financial and profitability goals. Smart & Final provided an additional 25% discretionary match in fiscal years 1996 and 1995. Smart & Final has provided $713,000, $1,231,000, and $1,250,000 for contributions to the 401(k) Savings Plan for fiscal years 1997, 1996, and 1995, respectively.

Deferred compensation plan

          Effective January 1, 1995, the Company adopted a nonqualified deferred compensation program which permits key employees and directors to annually elect individually to defer up to 100% of their current year compensation until retirement. The retirement benefit to be provided is a function of the amount of compensation deferred. The Company has invested in corporate owned life insurance policies with death benefits aggregating to $14,483,000, and $9,446,000 as of fiscal year end 1997 and 1996, respectively. The cash surrender value of these policies amount to $1,778,000 and $753,000 as of fiscal year end 1997 and 1996, respectively.

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

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


The expense for postretirement benefits included the following components:

                                       1997         1996          1995
                                     ---------    ---------     ---------
Service cost                         $ 234,000    $ 222,000     $ 206,000
Interest cost                          685,000      689,000       820,000
Net amortization and deferral         (282,000)    (270,000)     (222,000)
                                     ---------    ---------     ---------
Postretirement benefits expense      $ 637,000    $ 641,000     $ 804,000
                                     =========    =========     =========

          The discount rates used for fiscal years 1997, 1996 and 1995, to determine the postretirement expense were 7.50%, 7.50% and 8.50%, respectively.

          The components of the accrued liability for the accumulated postretirement benefit obligation as reflected on the balance sheet at fiscal year end 1997 and 1996, are as follows:

                                                       1997          1996
                                                   -----------   -----------
Retirees                                           $ 7,755,000   $ 9,984,000
Fully eligible active plan participants                585,000       564,000
Other active plan participants                       6,997,000     6,749,000
                                                   -----------   -----------
Accumulated postretirement benefit obligation      $15,337,000   $17,297,000
                                                   ===========   ===========

          The accumulated postretirement benefit obligation is reflected on the fiscal year end 1997 balance sheet as a current liability of $1.0 million and a long term portion of $14.3 million. For measurement purposes, an 11.0% and 11.5% annual rate of increase in the per capita cost of covered claims was assumed for 1997 and 1996, respectively; the rate is assumed to decrease by 0.5% per year for the first 11 years until an ultimate rate of 6% is reached and remains at that level thereafter. The Company offers a defined dollar benefit plan providing a fixed dollar amount of coverage which does not increase with medical inflation. The discount rate used in determining the accumulated postretirement benefit obligation at fiscal year ends 1997 and 1996 was 7.25% and 7.5%, respectively.

          Effective January 1, 1998, the Company adopted a supplemental executive retirement plan which provides supplemental income payments for certain officers in retirement. Expense associated with this plan is expected to be approximately $500,000 in fiscal 1998.

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

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

10. LEGAL ACTIONS

          The Company has been named as defendant in various legal actions in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in a material effect on the Company's financial position or results of operations.

11. COMMON STOCK

          Pursuant to an agreement dated March 7, 1989, ("Agreement"), the Company's Chairman is obligated to purchase 143,000 common shares by 1999. The purchase price was equal to the Company's book value per share, as of the end of the fiscal year immediately preceding the fiscal year of purchase. This agreement has been accounted for as a variable plan. Compensation expense is computed based on the changes in the market value of the Company's common stock during the fiscal year over the changes in the stock purchase price. Compensation expense associated with this agreement aggregated $36,000 and $1,037,000 for fiscal years 1996 and 1995, respectively. At December 29, 1996 the agreement was amended to establish a fixed purchase price of $8.90 per share.

          During 1997, the Company adopted a Long-Term Equity Compensation Plan, under which 1,270,000 shares of common stock are available for award as stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. The Company granted options to purchase 304,357 shares of Company common stock and issued 86,100 shares of restricted stock during 1997 under this plan. Compensation expense is computed based on the market price on the grant date. Compensation expense associated with the restricted stock was $208,000 in fiscal year 1997.

12. EARNINGS PER COMMON SHARE

          Earnings per common share is computed on the basis of the weighted average number of shares of common stock outstanding each year. Common stock equivalents relate to the employee stock options and a stock purchase agreement.

Earnings per common share computation:

                                                   1997          1996          1995
                                                -----------   -----------   -----------
Numerator:
Net Income                                      $ 6,636,000   $24,334,000   $18,296,000
                                                ===========   ===========   ===========

Denominator:
Weighted average common shares outstanding       22,158,673    20,309,555    20,234,494
                                                ===========   ===========   ===========

Earnings per common share                       $      0.30   $      1.20   $      0.90
                                                ===========   ===========   ===========

Earning per common share, assuming dilution computation:



                                                     1997          1996          1995
                                                  -----------   -----------   -----------
Numerator:
Net Income                                        $ 6,636,000   $24,334,000   $18,296,000
                                                  ===========   ===========   ===========

Denominator:
Weighted average common shares outstanding         22,158,673    20,309,555    20,234,494

Dilutive effect of stock options outstanding          594,660       896,571       516,324
                                                  -----------   -----------   -----------

Weighted average common shares, assuming
dilution                                           22,753,333    21,206,126    20,750,818
                                                  ===========   ===========   ===========

Earnings per common share, assuming dilution      $      0.29   $      1.15   $      0.88
                                                  ===========   ===========   ===========

13. STOCK OPTIONS

      In addition to options available under the Long-Term Equity Compensation Plan, the Company has a Stock Incentive Plan. During 1997, the Stock Incentive Plan was amended to increase the maximum amount of shares for which options may be granted to 2,450,000 shares from 2,250,000 shares of the Company's common stock. Option prices may be established by the compensation committee of the Board of Directors at no less than 85% of the fair market value of the common
stock at the time the option is granted.   Options for directors granted at the
time of the Company's initial public offering were granted at 85% of fair market value. Options for directors elected subsequent to the Company's initial public offering have been granted at fair market value at the time of grant. Options currently granted under the plan will vest over a 4-year period and may be exercised for up to 10 years from the date of grant.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in the shares under option follows:

                                                                  Weighted
                                                     Shares     Average Price
                                                   ----------   -------------

Shares under option at fiscal year end 1994        1,820,950           $13.00
                                                   ---------           ------
Fiscal year 1995:
  Options granted                                    284,850           $16.79
  Options exercised                                  (47,000)           10.87
  Options canceled                                   (43,550)           14.25
                                                   ---------
  Shares under option at fiscal year end 1995      2,015,250            13.56
                                                   ---------           ------
  Shares exercisable at fiscal year end 1995         721,284            11.23

Fiscal year 1996:
  Options granted                                    126,400           $22.07
  Options exercised                                  (84,728)           12.50
  Options canceled                                   (59,695)           11.92
                                                   ---------
  Shares under option at fiscal year end 1996      1,997,227            14.19
                                                   ---------           ------
  Shares exercisable at fiscal year end 1996         945,629            12.34

Fiscal year 1997:
  Options granted                                    499,057           $21.33
  Options exercised                                 (405,131)           12.68
  Options canceled                                   (54,309)           16.79
                                                   ---------
  Shares under option at fiscal year end 1997      2,036,844            16.17
                                                   ---------           ------
  Shares exercisable at fiscal year end 1997         964,616            13.33

Stock options outstanding at January 4, 1998 are as follows:

                                                  Number       Weighted Average               Weighted
Range of                                     Outstanding              Remaining                Average
Exercise Prices                             as of 1/4/98       Contractual Life         Exercise Price
------------------------------------------------------------------------------------------------------
$10.7700                                         370,450                   3.45               $10.7700
$13.0000 - $13.8750                               27,862                   6.09                13.1413
$14.0000                                         590,393                   6.13                14.0000
$14.5000 - $16.5000                              284,483                   6.92                15.6267
$16.7500 - $20.3750                              230,499                   7.54                18.3617
$20.7500                                          32,500                   9.34                20.7500
$21.1250                                         276,857                   9.34                21.1250
$21.8750 - $22.8750                               79,100                   9.09                22.3216
$23.0000                                         109,100                   9.68                23.0000
$23.6250                                          35,600                   8.69                23.6250
------------------------------------------------------------------------------------------------------
$10.7700 - $23.6250                            2,036,844                   6.75               $16.1712

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Stock options exercisable as of January 4, 1998 as follows:

Range of                                                    Number                 Weighted Average
Exercise Prices                                        Exercisable                   Exercise Price
---------------------------------------------------------------------------------------------------
$10.7700                                                   370,450                         $10.7700
$13.0000 - $13.8750                                         19,843                          13.1984
$14.0000                                                   347,254                          14.0000
$14.5000 - $16.5000                                        139,973                          15.4719
$16.7500 - $20.3750                                         87,096                          18.1110
$20.7500                                                         -                                -
$21.1250                                                         -                                -
$21.8750 - $22.8750                                              -                                -
$23.0000                                                         -                                -
$23.6250                                                         -                                -
---------------------------------------------------------------------------------------------------

$10.7700 - $23.6250                                        964,616                         $13.3278

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively; dividend yield of 1.0%, 1.0% and 1.2%, expected volatility of 24%, 22% and 22%, risk-free interest rates of 5.7%, 6.6% and 6.4%, and weighted average expected lives of 4.53 years for non-executives and 5.06 years for executives for 1997 and 4.16 years for non-executives and 3.75 years for executives for both 1996 and 1995. The weighted-average fair value of options granted during 1997, 1996 and 1995 was $6.04, $5.89 and $4.46, respectively.

   Common stock shares available for future grant under the Stock Incentive Plan at fiscal year end 1997, 1996 and 1995 were 86,904, 27,295 and 94,000, respectively.

   The Company accounts for the Stock Incentive Plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and accordingly, compensation expense associated with options aggregated $152,000 for fiscal year 1995. Compensation expense related to options issued has been fully amortized at fiscal year end 1995. Had compensation costs for the Stock Incentive Plan been determined under SFAS No. 123, "Accounting For Stock-Based Compensation," proforma net income and earnings per share would have been $6,016,000 and $0.26, respectively for fiscal year 1997, $24,017,000 and $1.13, respectively, for fiscal year 1996 and $18,154,000 and $0.87, respectively for fiscal year 1995. The impact of applying SFAS No. 123 in this proforma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123 does not apply to awards granted prior to 1995. The Company anticipates making additional stock-based compensation awards in the future.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



14.  EMPLOYMENT/CONSULTING AGREEMENTS

     The Company has a consulting arrangement with its Chairman which provides for his services for a 10 year period expiring in 2004. An employment agreement has been entered into with one other principal executive officer. These agreements contain provisions for base salary and bonuses, and expire during fiscal year 1998. Annual payments under these agreements were approximately $1,072,000 in 1997 and will total approximately $1,452,000 in fiscal 1998.
Since 1994, the Company has had a consulting agreement with an affiliate of the former minority shareholder of Henry Lee which expires during fiscal year 1998. In early 1998 the Company entered into a Consulting Agreement with Ed Sternlieb, former President of Henry Lee, which expires at the end of 1999. Annual payments under these agreements were approximately $480,000 in 1997 and will total approximately $146,000 in fiscal 1998.

     In early 1998, the Company entered into a Separation Agreement with its President and former Chief Executive Officer, Roger M. Laverty, III, detailing the terms of Mr. Laverty's separation from the Company to occur April 30, 1998. The Separation Agreement provides for cash payments and continuation of certain Company benefits including health insurance and stock options for a period of 36 months. Annual payments under the Separation Agreement will total approximately $489,000 in fiscal 1998.

15.  ADVERTISING EXPENSE

     The Company expenses the costs of advertising as incurred. Total advertising expense was $14.2 million, $13.6 million and $11.7 million in 1997, 1996 and 1995, respectively.

16.  ACQUISITION OF SUBSIDIARIES

     On May 30, 1997, Port Stockton acquired the assets of the Davis Lay foodservice division of Mallard's Food Products, Inc., for $5.0 million cash and a $0.5 million note. On September 26, 1997, AFD acquired the net assets of two Florida foodservice distributors, Orlando Foodservice Inc. and Capricorn Foods of Central Florida, Inc. for a total purchase price of $1.3 million cash and a $0.5 million note. On September 29, 1997, AFD acquired the net assets of Southern Foods, a foodservice distributor, from Continental Grain Company for $5.0 million in cash. The Company recorded these acquisitions using the purchase method of accounting. The total assets acquired from these acquisitions and the results of operations since the dates of the asset acquisitions are immaterial relative to the Company's consolidated financial statements.

17.  SPECIAL CHARGE

     During the fourth quarter of 1997, the Company decided to close two Florida stores, replace certain distribution software systems, and reorganize the Company into three geographic regions. An $8.9 million provision was recorded to write down related store assets, and computer software to estimated realizable values and to accrue for related lease and severance obligations.

18. EVENT (UNAUDITED) SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     In early March 1998, the Company announced that it had entered into an agreement in principle to acquire the Cash & Carry grocery warehouse stores of United Grocers. The proposed acquisition involves 39 Cash & Carry stores located in Washington, Oregon, Idaho and Northern California and is expected to close in late March 1998. The terms of the agreement are still under negotiation.

                              Smart & Final Inc.
                  Summary of Quarterly Results of Operations
                   (in thousands, except per share amounts)

                                                                                   Fiscal year 1997 (A)
                                                            --------------------------------------------------------------
                                                               First       Second      Third         Fourth
                                                              Quarter      Quarter     Quarter      Quarter       Total
                                                                12           12          16           13           53
                                                               Weeks        Weeks       Weeks       Weeks (C)     Weeks
                                                            -----------  -----------  -----------  -----------  ----------
                                                                                        (Unaudited)
Income Statement Data:
   Sales................................................... $   306,984  $   334,948  $   442,522  $   368,566  $ 1,453,020
   Cost of sales, buying and occupancy.....................     262,397      285,250      381,236      329,474    1,258,357
                                                            -----------  -----------  -----------  -----------  -----------
   Gross margin............................................      44,587       49,698       61,286       39,092      194,663
   Operating and administrative expenses...................      34,827       37,177       47,746       50,099      169,849
   Special charges.........................................           -            -            -        8,884        8,884
                                                            -----------  -----------  -----------  -----------  -----------
        Income (loss) from operations......................       9,760       12,521       13,540      (19,891)      15,930
   Interest expense, net...................................       1,537        1,727        2,613        2,240        8,117
                                                            -----------  -----------  -----------  -----------  -----------
   Income (loss) before income taxes and
    minority share of net income (loss)....................       8,223       10,794       10,927      (22,131)       7,813
   Income taxes............................................       3,235        4,043        4,227       (9,565)       1,940
   Minority share of net income (loss).....................         106           10         (140)        (539)        (563)
                                                            -----------  -----------  -----------  -----------  -----------
   Income (loss) from consolidated subsidiaries............       4,882        6,741        6,840      (12,027)       6,436
   Equity earnings in unconsolidated subsidiary............         100          100            -            -          200
                                                            -----------  -----------  -----------  -----------  -----------
   Net income (loss)....................................... $     4,982  $     6,841  $     6,840  $   (12,027) $     6,636
                                                            ===========  ===========  ===========  ===========  ===========
   Earnings (loss) per common share........................ $      0.22  $      0.31  $      0.31  $     (0.54) $      0.30
                                                            ===========  ===========  ===========  ===========  ===========
   Weighted average common shares .........................  21,995,285   22,054,168   22,196,781   22,359,055   22,158,673
                                                            ===========  ===========  ===========  ===========  ===========
   Earnings (loss) per common share, assuming dilution..... $      0.22  $      0.30  $      0.30  $     (0.54) $      0.29
                                                            ===========  ===========  ===========  ===========  ===========
   Weighted average common shares and
         common share equivalents (B)......................  22,822,384   22,763,837   23,014,019   22,359,055   22,753,333
                                                            ===========  ===========  ===========  ===========  ===========

(A) 1997 fiscal year consists of twelve week periods in the first and second quarters, sixteen week period in the third quarter and thirteen week period in the fourth quarter.

(B) The weighted average shares includes the common stock equivalents related to employee stock options and a stock purchase agreement.

(C) Includes year end adjustments of $6.0 million related to reserves for doubtful accounts and an intense inventory turnover review.

                              Smart & Final Inc.
                  Summary of Quarterly Results of Operations
                   (in thousands, except per share amounts)

                                                                        Fiscal year 1996 (A)
                                                   --------------------------------------------------------------
                                                      First       Second        Third       Fourth
                                                     Quarter      Quarter      Quarter      Quarter       Total
                                                        12           12           16           12           52
                                                      Weeks        Weeks        Weeks        Weeks        Weeks
                                                   --------------------------------------------------------------
                                                                             (Unaudited)
Income Statement Data:
   Sales.........................................  $   282,334  $   307,408  $   406,448  $   306,371  $ 1,302,561
   Cost of sales, buying and occupancy...........      241,904      260,726      347,895      261,641    1,112,166
                                                   -----------  -----------  -----------  -----------  -----------
   Gross margin..................................       40,430       46,682       58,553       44,730      190,395
   Operating and administrative expenses.........       32,597       36,020       44,328       34,862      147,807
                                                   -----------  -----------  -----------  -----------  -----------
        Income from operations...................        7,833       10,662       14,225        9,868       42,588
   Interest expense, net.........................          602          718        1,113          940        3,373
                                                   -----------  -----------  -----------  -----------  -----------
   Income before provision for income
    taxes and minority share of net income.......        7,231        9,944       13,112        8,928       39,215
   Provision for income taxes....................        2,929        3,737        5,054        3,138       14,858
   Minority share of net income..................          107           48           11           78          244
                                                   -----------  -----------  -----------  -----------  -----------
   Income from consolidated subsidiaries.........        4,195        6,159        8,047        5,712       24,113
   Equity earnings in unconsolidated subsidiary..            -          109           50           62          221
                                                   -----------  -----------  -----------  -----------  -----------

   Net income....................................  $     4,195  $     6,268  $     8,097  $     5,774  $    24,334
                                                   ===========  ===========  ===========  ===========  ===========
   Earnings per common share.....................  $      0.21  $      0.31  $      0.40  $      0.28  $      1.20
                                                   ===========  ===========  ===========  ===========  ===========
   Weighted average common shares................   20,268,014   20,298,218   20,327,853   20,338,037   20,309,555
                                                   ===========  ===========  ===========  ===========  ===========
   Earnings per common share, assuming dilution..  $      0.20  $      0.30  $      0.38  $      0.27  $      1.15
                                                   ===========  ===========  ===========  ===========  ===========
   Weighted average common shares and
         common share equivalents (B)............   21,068,317   21,244,861   21,279,572   21,207,270   21,206,126
                                                   ===========  ===========  ===========  ===========  ===========


(A) 1996 fiscal year consists of twelve week periods in the first, second and fourth quarters of the fiscal year and one sixteen week period in the third quarter.

(B) The weighted average shares includes the common stock equivalents related to employee stock options and a stock purchase agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III
The information required by Part III of Form 10-K (Items 10-13) is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on May 13, 1998, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's last fiscal year end. For Item 10, Directors and Executive Officers of the Registrant, the sections of the Proxy Statement entitled "Nominees," "Continuing Directors," "Executive Officers" "Section 16(a) Beneficial Ownership Regarding Compliance" are incorporated herein by this reference. For Item 11, Executive Compensation, the sections of the Proxy Statement entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation of Directors" are incorporated herein by this reference. For Item 12, Security Ownership of Certain Beneficial Owners and Management, the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by this reference. For Item 13, Certain Relationships and Related Transactions, the section of the Proxy Statement entitled "Certain Transactions and Relationships" is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(A-1) FINANCIAL STATEMENTS:                                              PAGE
                                                                         ----
     Report of Independent Public Accountants..........................   21

     Consolidated Balance Sheets.......................................   22

     Consolidated Statements of Income.................................   23

     Consolidated Statements of Stockholders' Equity...................   24

     Consolidated Statements of Cash Flows.............................   25

     Notes to Consolidated Financial Statements........................   26

     Supplementary Data - Summary of Quarterly Results of Operations...   44

(A-2) FINANCIAL STATEMENT SCHEDULES:

     Report of Independent Public Accountants..........................   57

     II - Valuation and Qualifying Accounts............................   58

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

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
3.1      Certificate of Incorporation of the Company, including all amendments thereto (6)

3.2      Bylaws of the Company, including all amendments thereto (6)

10.1     [Intentionally Blank]

10.2     Loan Agreement, dated January 24, 1995, between First Interstate Bank of
         California and the Company, as renewed (12)

10.3     Amended and Restated Employment Agreement, dated June 1, 1991, between
         Mr. Emmons and the Company (1)*

10.4     [Intentionally Blank]

10.5 Agreement Terminating Partnership Equivalency Program for Robert Emmons, dated June 1, 1991, by and among Mr. Emmons, Casino USA and Casino
         France (1)

10.6     Stock Purchase Agreement, dated March 7, 1989, by and among Mr. Emmons,
         Casino USA, Casino France and the Company (1), as amended (16)*

10.7     Stock Purchase Agreement, dated as of November 5, 1990, by and among
         American Foodservice Distributors, Casino USA and Mr. Del Prete, et al. (1)

10.8     [Intentionally Blank]

10.9     Lease, dated June 3, 1991, by and between Casino Realty and S&F Stores(1)

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

10.12    Form of Lease between lessor and Port Stockton (1)

10.13    Lease by and between ADP Properties and Port Stockton, dated May 14,
         1990 (1)

10.14    Amendment to Leases, dated November 5, 1990, by and between Mr. Del
         Prete, Miner Avenue and Nancy L. Del Prete, and Port Stockton (1)

10.15    Description of Certain Management Compensatory Plans and Arrangements*

                                 EXHIBIT INDEX

Exhibit                                                                              Sequentially
Number    Description of Exhibit                                                    Numbered Pages
------    ----------------------                                                    --------------
10.16     Amended and Restated Stock Incentive Plan of the Company*

10.17     Smart & Final Pension Plan, as amended (12)*

10.18     Adoption Agreement #004, Nonstandardized Profit Sharing Plan for Port
          Stockton, dated August 28, 1990 (1)

10.19     Guaranty of Casino USA, dated as of June 7, 1991(1)

10.20     Smart & Final Amended and Restated 401(k) Savings Plan (12)*

10.21     Registration Rights Agreement, dated August 6, 1991, by and among the
          Company, Casino USA and Mr. Emmons (3), as amended (16)*

10.22 Tax Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Sharing Agreement, dated as of November 5, 1984, by and between the Company and Casino USA, as amended) (6)

10.23     Adoption Agreement #008, Nonstandardized Code (S)401(k) Profit Sharing
          Plan for Port Stockton, dated August 4, 1992 (12)

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

10.28     Employment Agreement between the Company and Mr. Laverty (16)*

10.29     Employment Agreement between the Company and Mr. Lynch (17)*

                                 EXHIBIT INDEX

Exhibit                                                                              Sequentially
Number   Description of Exhibit                                                     Numbered Pages
------   ----------------------                                                     --------------
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

10.43    Deferred Compensation Agreement between the Company and Mr. Lynch (6)*

10.44 Non-Negotiable Promissory Note dated November 8, 1994, of the Company for the benefit of Sternlieb Family Investments, Ltd. (8)

10.45    Stockholders' Agreement dated as of November 8, 1994, among the
          Company, Sternlieb Family Investments, Ltd. and Henry Lee (8)

10.46 Employment Agreement dated as of November 8, 1994, between Henry Lee and Edward I. Sternlieb (8)*

10.47 Consulting Agreement dated as of November 8, 1994, between Henry Lee and Sternlieb Consulting, Inc. (8), as amended

                                 EXHIBIT INDEX

Exhibit                                                                              Sequentially
Number    Description of Exhibit                                                    Numbered Pages
------    ----------------------                                                    --------------
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

10.53     Henry Lee Company Second Profit Sharing Plan and Trust, as amended(12)

10.54     Henry Lee Company Guaranty of Edward I. Sternlieb, dated October 1,
          1993 (12)

10.55     Henry Lee Company Guaranty of Henry and Rose Sternlieb, dated August
          1, 1980 (12)

10.56 Smart & Final Inc. Supplemental Deferred Compensation Plan (9), as amended (16)*

10.57 Smart & Final Inc. Directors Deferred Compensation Plan (9), as amended (16)*

10.58     Participation Agreement dated December 15, 1994, among the Company,
          Smart & Final, Port Stockton, Shawmut Bank Connecticut, National
          Association, Credit Lyonnais Cayman Island Branch and Credit Lyonnais
          New York Branch; with the associated Loan Agreement among Shawmut Bank
          Connecticut, National Association, Credit Lyonnais Cayman Island
          Branch and Credit Lyonnais New York Branch, and Trust Agreement between Shawmut Bank Connecticut, National Association and Credit
          Lyonnais New York Branch (12), as amended (19)

10.59     Agency Agreement dated December 15, 1994, between Shawmut Bank
          Connecticut, National Association and the Company (12), as amended
          (19)

10.60     Lease Agreement dated December 15, 1994, between Shawmut Bank
          Connecticut, National Association and the Company (12), as amended
          (19)

                                 EXHIBIT INDEX

Exhibit                                                                              Sequentially
Number    Description of Exhibit                                                    Numbered Pages
------    ----------------------                                                    --------------
10.61     Agreement between Port Stockton Food Distributors, Inc. and Food
          Distribution Employees Association (9)

10.62     Vehicle Lease Service Agreement (9)

10.63 Consulting Agreement dated October 1, 1995 between Yves Guichard and the Company (10)

10.64 Consulting Agreement dated Ocrtober 1, 1995 between Gilles Pinocely and the Company (10)

10.65     Credit Agreement dated November 20, 1995 between Credit Lyonnais-Los
          Angeles Branch and the Company (10), as amended

10.66     Asset Purchase Agreement between Falcone & Italia Foods, Inc.,
          Salvatore J. Falcone, Mark Gilden, and Henry Lee Company (13)

10.67     Asset Purchase Agreement between Craig & Hamilton Meat Co., Inc.,
          Patrick D. Craig and Port Stockton Food Distributors, Inc. (14)

10.68     Smart & Final Inc. Trust for Deferred Compensation Plans (16)*

10.69 Agreement for Conveyance of Real Property dated as of October 31, 1996 by and among the Company, Casino USA and Casino Realty, Inc. and the First Amendment thereto dated December 19, 1996 (15)

10.70     Letter Agreement dated as of December 10, 1996, among the Company and
          Wells Fargo Bank, N.A. (16)

10.71     Participation Agreement dated as of April 16, 1997, among the Company,
          Smart & Final Stores Corporation, Port Stockton Food Distributors,
          Inc., Fleet National Bank, a national banking association, not in its individual capacity but solely as the Owner Trustee under the Trust
          Agreement, Credit Lyonnais New York Branch, Credit Lyonnais Leasing
          Corp. and the Lenders named therein (18), as amended (20)

                                 EXHIBIT INDEX

Exhibit                                                                              Sequentially
Number    Description of Exhibit                                                    Numbered Pages
------    ----------------------                                                    --------------
10.75     First Amendment and Restatement dated as of June 20, 1997, to
          Participation Agreement dated December 15, 1994, among the Company,
          Smart & Final Stores Corporation, Port Stockton Food Distributors
          Inc., Fleet National Bank, a national banking association, not in its individual capacity but solely as the Owner Trustee under the Trust
          Agreement, Credit Lyonnais Los Angeles Branch, Bank Leumi Le-Israel
          B.M, The Fuji Bank Limited, Los Angeles Agency, The Industrial Bank of
          Japan, Limited, Los Angeles Agency, Via Banque, Credit Lyonnais New
          York Branch and Credit Lyonnais Leasing Corp. (19), as amended (20)

10.76     First Amendment and Restatement dated as of June 20, 1997 to Agency
          Agreement dated December 15, 1994 (19)

10.77     First Amendment and Restatement dated as of June 20, 1997 to Loan
          Agreement dated December 15, 1994 (19)

10.78     First Amendment and Restatement dated as of June 20, 1997 to Lease
          Agreement dated December 15, 1994 (19)

10.79     Asset Purchase Agreement dated as of May 30, 1997, among American
          Foodservice Distributors and Mallard's Food Products, Inc. (19)

10.80     1997 Executive Severance Agreement (20)*

10.81 Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of September 1, 1997, among the Company and Fred Kayne, as amended (20)

10.82 Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of September 12, 1997, among Smart & Final Stores Corporation and Certified Grocers of California, Ltd. (20)

10.83     Letter Agreement dated as of September 18, 1997 among the Company and
          Wells Fargo Bank, N.A. (20)

10.84     Asset Purchase Agreement dated as of September 26, 1997 among American
          Foodservice Distributors, Orlando Foodservice, Inc., Capricorn Foods of Central Florida, Inc., Michael Altif and Frederick Coe (20)

10.85     Asset Purchase Agreement dated as of September 26, 1997, among
          American Foodservice Distributors and Continental Grain Company (20)

                                 EXHIBIT INDEX

Exhibit                                                                              Sequentially
Number    Description of Exhibit                                                    Numbered Pages
------    ----------------------                                                    --------------
10.86     Supplemental Executive Retirement Plan Master Plan Document*

10.87     Stock Purchase Agreement dated as of January 5, 1998, among American
          Foodservice Distributors and Sternlieb Family Investments, Ltd.

10.88     Consulting Agreement dated as of January 5, 1998, among Henry Lee
          Company and Edward I. Sternlieb

10.89     Long-Term Equity Compensation Plan of the Company (17)*

10.90     Separation Agreement and Mutual General Release among the Company and
          Mr. Laverty*

21        Subsidiaries

23        Consent of Arthur Andersen LLP

27        Financial Data Schedule

_________________

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

                                 EXHIBIT INDEX

Exhibit                                                                              Sequentially
Number    Description of Exhibit                                                    Numbered Pages
------    ----------------------                                                    --------------
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

(11) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the year ended January 1, 1995 on Form 10-
          K which was filed on April 3, 1995.

(12) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the year ended December 31, 1995 on Form
          10-K which was filed on March 29, 1996.

(13) Incorporated herein by reference to the corresponding Exhibit number in the Company's quarterly report for the quarter ended March 24, 1996 on Form 10-Q which was filed on May 1, 1996.

(14) Incorporated herein by reference to the corresponding Exhibit number in the Company's quarterly report for the quarter ended June 16, 1996 on Form 10-Q which was filed on July 31, 1996.

(15) Incorporated herein by reference to the corresponding Exhibit number in the Company's Definitive Proxy Statement dated February 19, 1997 in connection with a Special Meeting of Shareholders of the Company held
          March 19, 1997, which was filed on February 19, 1997.

(16) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the year ended December 29, 1996 on Form
          10-K which was filed on March 25, 1997.

                                 EXHIBIT INDEX

Exhibit                                                                              Sequentially
Number    Description of Exhibit                                                    Numbered Pages
------    ----------------------                                                    --------------
(17)      Incorporated herein by reference to the corresponding Exhibit number in the Company's Definitive Proxy Statement dated May 9, 1997 in connection with the Annual Meeting of Shareholders of the Company held
          May 9, 1997, which was filed on April 8, 1997.

(18) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended March 23, 1997 on Form 10-Q, which was filed on May 2, 1997.

(19) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended June 15, 1997 on Form 10-Q, which was filed on July 29, 1997.

(20) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended October 5, 1997 on Form 10-Q, which was filed on November 18, 1997.

*Management contracts and compensatory plans, contracts and arrangements of the Company.

During the quarter ended January 4, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 30, 1998.
                                 --------------

                                              Smart & Final Inc.

                                              /s/ Martin A. Lynch
                                         By:  -------------------
                                                Martin A. Lynch
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
March 30, 1998.
--------------


/s/ Robert J. Emmons
--------------------         Chairman of the Board and Chief Executive Officer
Robert J. Emmons


/s/ Martin A. Lynch
--------------------          Executive Vice President, Chief Financial Officer,
Martin A. Lynch                      and Principal Accounting Officer


/s/ Pierre Bouchut
--------------------                      Director
Pierre Bouchut


/s/ Jean-Louis Bourgier
-----------------------                   Director
Jean-Louis Bourgier


/s/ Christian Couvreux
----------------------                    Director
Christian Couvreux


/s/ Timm F. Crull
--------------------                      Director
Timm F. Crull


/s/ James S. Gold
--------------------                      Director
James S. Gold


/s/ Antoine Guichard
--------------------                      Director
Antoine Guichard


/s/ David J. McLaughlin
-----------------------                   Director
David J. McLaughlin


/s/ Thomas G. Plaskett
----------------------                    Director
Thomas G. Plaskett


/s/ Ross E. Roeder
--------------------                      Director
Ross E. Roeder

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Smart & Final Inc.:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Smart & Final Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 25, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       /s/ Arthur Andersen LLP

                                       ARTHUR ANDERSEN LLP

Los Angeles, California
February 25, 1998

                              SMART & FINAL INC.

             SCHEDULE VIII - VALUATION  AND  QUALIFYING  ACCOUNTS

                   For the Fiscal Years 1997, 1996 and 1995

                                   Balance at      Acquisition                                        Balance at
                                   Beginning            of                                              End of
                                   of Period         Business        Additions        Deductions        Period
                                   ----------        --------        ---------        ----------       --------

Allowance for doubtful accounts
   Fiscal year 1997..............  $2,568,000        $507,000        $4,354,000       $1,911,000      $5,518,000
                                   ==========        ========        ==========       ==========      ==========

Allowance for doubtful accounts
   Fiscal year 1996..............  $1,867,000        $354,000        $1,256,000       $  909,000      $2,568,000
                                   ==========        ========        ==========       ==========      ==========

Allowance for doubtful accounts
   Fiscal year 1995..............  $1,596,000              --        $1,405,000       $1,134,000      $1,867,000
                                   ==========        ========        ==========       ==========      ==========