Form 10-Q
period 1998-03-29
SMART & FINAL INC/DE
filed 1998-05-12
CIK 875751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   _________


                                   FORM 10-Q

     (Mark one)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 29, 1998

                                      OR

           _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

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
Yes   X   No____.

The registrant had 22,438,749 shares of common stock outstanding as of MAY 7, 1998.

Number of Sequentially Numbered Pages:   13

Exhibit Index at Page:   13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)

                                                                        March 29,           January 4,
                                                                          1998                1998
                                                                        ---------           ----------
                                                                       (Unaudited)
ASSETS
------
Current assets:
   Cash & cash equivalents                                              $ 26,468            $ 22,891
   Trade notes and accounts receivable, less
      allowance for doubtful accounts of
      $3,969 in 1998 and $5,518 in 1997                                   73,537              75,995
   Inventories                                                           125,645             129,761
   Prepaid expenses                                                       13,757              15,906
   Deferred tax asset                                                      9,600               9,600
                                                                        --------            --------
           Total current assets                                          249,007             254,153

Property, plant and equipment:
   Land                                                                   35,553              35,631
   Buildings and improvements                                             29,525              29,530
   Leasehold improvements                                                 66,830              67,821
   Fixtures and equipment                                                146,401             139,316
                                                                        --------            --------
                                                                         278,309             272,298

   Less - Accumulated depreciation and amortization                       91,326              85,808
                                                                        --------            --------
            Net property, plant and equipment                            186,983             186,490

Assets under capital leases, net                                           4,415               4,535
Goodwill                                                                  19,622              18,940
Deferred tax asset                                                         3,148               3,148
Other assets                                                              17,749              20,879
                                                                        --------            --------
               Total Assets                                             $480,924            $488,145
                                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                                 $  3,583            $  3,576
   Current maturities of notes payable to affiliates                       7,600               7,600
   Bank line of credit                                                    35,000              37,000
   Accounts payable                                                       79,025              77,116
   Payable to Parent and affiliates                                       20,814              18,589
   Accrued salaries and wages                                              9,990               9,528
   Other accrued liabilities                                              27,149              32,262
                                                                        --------            --------
               Total current liabilities                                 183,161             185,671

Long-term liabilities:
   Notes payable, net of current maturities                                3,167               4,061
   Notes payable to affiliates                                            22,800              22,800
   Bank debt                                                              45,000              45,000
   Obligations under capital leases                                        8,010               8,163
   Other long-term liabilities                                             2,959               2,937
   Workers' compensation reserve, postretirement
      and postemployment benefits                                         18,146              18,068
                                                                        --------            --------
                Total long-term liabilities                              100,082             101,029

Minority interest                                                              -               1,116

Stockholders' equity:
   Preferred stock, $1 par value (authorized-
   10,000,000 shares; no shares issued)                                        -                   -
   Common stock, $0.01 par value (authorized-
   100,000,000 shares; 22,411,915 shares issued
   and outstanding in 1998 and 22,386,181 in 1997)                           224                 224
   Additional paid-in capital                                            143,328             142,865
   Cumulative translation loss                                              (835)               (835)
   Retained earnings                                                      54,964              58,075
                                                                        --------            --------
               Total stockholders' equity                                197,681             200,329
                                                                        --------            --------
                  Total liabilities and stockholders' equity            $480,924            $488,145
                                                                        ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)


                                                                                      Twelve Weeks Ended
                                                                            -------------------------------------
                                                                                March 29,            March 23,
                                                                                  1998                 1997
                                                                            ----------------     ----------------
                                                                                         (Unaudited)
Sales.................................................................        $    334,278         $    306,984
Cost of sales, buying and occupancy...................................             294,538              262,397
                                                                            ----------------     ----------------
Gross margin..........................................................              39,740               44,587
Operating and administrative expenses.................................              39,418               34,827
                                                                            ----------------     ----------------
   Income from operations.............................................                 322                9,760

Interest expense, net.................................................               2,128                1,537
                                                                            ----------------     ----------------

Income (loss) before income taxes, minority share
  of net income, and cumulative effect of accounting change...........              (1,806)               8,223
Income taxes..........................................................                (780)               3,235
Minority share of net income..........................................                   -                  106
                                                                            ----------------     ----------------
   Income (loss) from consolidated subsidiaries.......................              (1,026)               4,882

Equity earnings in unconsolidated subsidiary.............................              130                  100
                                                                            ----------------     ----------------
   Income (loss) before cumulative effect of accounting change........                (896)               4,982

Cumulative effect of accounting change (start-up costs, net of
  tax effect of $758).................................................               1,090                    -
                                                                            ----------------     ----------------
   Net income (loss)..................................................        $     (1,986)        $      4,982
                                                                            ================     ================

Earnings (loss) per common share:
 Earnings (loss) per common share before cumulative effect of
  accounting change...................................................        $      (0.04)        $       0.23
 Cumulative effect of accounting change per common share..............               (0.05)                   -
                                                                            ----------------     ----------------
 Earnings (loss) per common share.....................................        $      (0.09)        $       0.23
                                                                            ================     ================

Weighted average common shares........................................          22,395,653           21,995,285
                                                                            ================     ================

Earnings (loss) per common share, assuming dilution:
 Earnings (loss) per common share, assuming dilution, before
  cumulative effect of accounting change..............................        $      (0.04)        $       0.22
 Cumulative effect of accounting change per common share..............               (0.05)                   -
                                                                            ----------------     ----------------
 Earnings (loss) per common share, assuming dilution..................        $      (0.09)        $       0.22
                                                                            ================     ================

Weighted average common shares
  and common share equivalents.........................................         22,395,653           22,822,384
                                                                            ================     ================

Dividend per common share.............................................        $       0.05         $       0.05
                                                                            ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                Twelve Weeks Ended
                                                                          -------------------------------
                                                                           March 29,           March 23,
                                                                             1998                1997
                                                                          -----------         -----------
                                                                                    (Unaudited)
Cash Flows From Operating Activities:
     Net income .......................................................     $(1,986)            $ 4,982
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization................................       6,434               5,642
          Cumulative effect of accounting change, net of taxes.........       1,090                   -
          Minority share of net income.................................           -                 106
          Equity earnings in unconsolidated subsidiary.................        (130)               (100)
          Decrease (increase) in:
               Trade notes and accounts receivable.....................       2,458               1,539
               Inventories.............................................       4,116               4,305
               Prepaid expenses and other..............................       2,746              (1,502)
          Increase (decrease) in:
               Accounts payable........................................       3,089              (6,878)
               Accrued liabilities.....................................         462              (2,183)
               Other liabilities.......................................      (5,013)              4,164
                                                                            -------             -------
          Net cash provided by operating activities....................      13,266              10,075
                                                                            -------             -------
Cash Flows From Investing Activities:
     Acquisition of property, plant and equipment .....................      (7,612)             (5,929)
     Proceeds from disposal of property, plant and equipment...........         295                 100
     Purchase of Henry Lee Minority Interest...........................      (1,924)                  -
     Other.............................................................         952              (1,074)
                                                                            -------             -------
          Net cash used in investing activities........................      (8,289)             (6,903)
                                                                            -------             -------
Cash Flows From Financing Activities:
     Proceeds from issuance of common stock............................         373                 736
     Bank line of credit...............................................      (2,000)             (2,000)
     Payments on notes payable.........................................      (1,040)               (659)
     Increase in payable to Parent and affiliates......................       2,386                  90
     Quarterly dividend paid...........................................      (1,119)             (1,018)
                                                                            -------             -------
          Net cash used in financing activities........................      (1,400)             (2,851)
                                                                            -------             -------
Increase in cash and cash equivalents..................................       3,577                 321

Cash and cash equivalents at beginning of period.......................      22,891              16,795
                                                                            -------             -------
Cash and cash equivalents at end of period.............................     $26,468             $17,116
                                                                            =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a
55.4 percent owned subsidiary of Casino USA, Inc. (the "Parent"), and Casino Realty, Inc., a wholly owned subsidiary of Casino USA.

     The consolidated balance sheet as of March 29, 1998, the consolidated statements of income and cash flows for the twelve weeks ended March 29, 1998 and March 23, 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K statement for the year ended January 4, 1998.

(2)  EARNINGS PER COMMON SHARE

     Earnings per common share is based on the weighted average number of shares of common stock outstanding. Earnings per common share, assuming dilution includes the weighted average number of common stock equivalents outstanding related to employee stock options and a stock purchase agreement.

(3)  FISCAL YEARS

     The Company's fiscal year ends on the Sunday closest to December 31.
Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

(4)  DIVIDEND

     On February 18, 1998, the Company declared a dividend of $0.05 per share to stockholders of record at April 3, 1998. The dividend was paid on April 24, 1998.

(5)  INCOME TAXES

     Tax sharing payments for state income taxes made by the Company to the Parent were $541,000 in the twelve weeks ended March 23, 1997. In the twelve weeks ended March 29, 1998, the Company received a refund of $1,771,000 from the Parent for state income taxes overpaid, due to the loss for 1997. The Company paid $675,000 in federal income taxes in the twelve week period ended March 23, 1997 and did not pay any in the twelve week period ended March 29, 1998 due to losses in first quarter of 1998.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(6)  LEGAL ACTIONS

     The Company has been named as defendant in various legal actions arising in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in significant liability to the Company.

(7)  ACCOUNTING STANDARDS

     During the first quarter of 1998, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". This statement requires that costs of start-up activities and organization costs be expensed as incurred. Adoption of this statement resulted in a cumulative effect of accounting change, net of tax, charge of $1.1 million, or $0.05 per diluted share.

     During the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income. There was no difference between comprehensive income and net income for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K statement for the year ended January 4, 1998.

SUMMARY

     Smart & Final Inc. (the "Company") reported a net loss of $2.0 million, or $0.09 per diluted share, for the twelve weeks ended March 29, 1998, compared to earnings of $5.0 million, or $0.22 per diluted share, in the twelve weeks ended March 23, 1997. The 1998 quarter includes a cumulative effect of accounting change, net of tax, charge of $1.1 million, or $0.05 per diluted share, related to adoption of the new American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5.

     The decline in operating earnings from the prior year first quarter was attributed to record rainfall which sharply reduced West Coast sales and continuing distribution inefficiencies in Florida which began in mid-1997. Vendor rebate and allowance income also declined from the prior year quarter as sales growth slowed.

RESULTS OF OPERATIONS

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of total sales.

                                                                               Twelve Weeks Ended
                                                                              --------------------
                                                                              March 29,  March 23,
                                                                                1998       1997
                                                                              --------------------
Sales:
       Store sales                                                              66.8%      72.9%
       Foodservice distribution sales                                           33.2       27.1
                                                                               -----      -----
Total Sales................................................................    100.0      100.0

Cost of sales, buying and occupancy........................................     88.1       85.5
                                                                               -----      -----

Gross margin...............................................................     11.9       14.5
Operating and administrative expenses......................................     11.8       11.3
                                                                               -----      -----

       Income from operations..............................................      0.1        3.2


Income expense, net........................................................      0.6        0.5
                                                                               -----      -----

Income (loss) before income taxes, minority share
       of net income, and cumulative effect of
       accounting change...................................................     (0.5)       2.7
Income taxes...............................................................     (0.2)       1.1
Minority share of net income...............................................        -          -
                                                                               -----      -----

Income (loss) before cumulative effect of
       accounting change...................................................     (0.3)       1.6

Cumulative effect of accounting change (start-up costs)....................      0.3          -
                                                                               -----      -----

Net income (loss)..........................................................     (0.6)%      1.6%
                                                                               =====      =====


BACKGROUND

     The Company continued its expansion program in 1998 and 1997 as shown in the following table:

                                                               Quarter Ended                   Year Ended
                                                        March 29,          March 23,           January 4,
                                                          1998               1997                1998
                                                          ----               ----                ----
USA
Store count beginning                                      167                168                 168
Store opened:
  In new markets                                             1                  -                   1
  In mature markets                                          1                  1                   3
                                                        ------             ------              ------
Total                                                        2                  1                   4
   Relocations                                               2                  -                   7
   Store relocated/closed                                   (2)                (2)                (12)
                                                        ------             ------              ------
   Store count ending                                      169                167                 167
                                                        ======             ======              ======
MEXICO
   Store count beginning                                     5                  5                   5
   New stores opened                                         1                  -                   -
                                                        ------             ------              ------
   Store count ending                                        6                  5                   5
                                                        ======             ======              ======

Grand Total                                                175                172                 172
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

     Each of the Company's fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.



COMPARISON OF TWELVE WEEKS ENDED MARCH 29, 1998 WITH TWELVE WEEKS ENDED MARCH 23, 1997.

     Sales. First quarter 1998 sales were $334.3 million, up 8.9% from the comparable 1997 period. Smart & Final Stores Corporation ("Smart & Final") store sales decreased 0.2%. Store sales decreased despite the eleven new stores, including relocations, opened in 1997 and the five new stores, including one in Mexico, opened in the first quarter of 1998. Comparable store sales for the first quarter of 1998 declined 1.4% from the prior year period, due primarily to record rainfall in the Company's major markets. Average comparable transaction size declined slightly, by 1.7% to $30.86 in the first quarter of 1998.

     Foodservice distribution sales increased significantly from $83.2 million in the first quarter of 1997 to $110.8 million in the current year first quarter. Growth was strong at both Smart & Final Foodservice, formerly Port Stockton Food Distributors, Inc, where sales increased 52.8% over the prior year quarter and in Florida foodservice operations, including Henry Lee Company, Southern Foods and Orlando Foodservice, Inc., where sales increased by 21.8% over the prior year quarter.

     Gross Margin. Gross margin declined 10.9% from $44.6 million in the first quarter of 1997 to $39.7 million in the current year quarter. As a percentage of sales, gross margin declined from 14.5% to 11.9%. The decline was primarily due to three factors: reduced vendor rebate and allowance income due to lower sales growth, a higher mix of foodservice sales which generate lower gross margins and require lower operating expenses than store sales, and lower foodservice gross margins compared to 1997 caused by increased meat processing and chain account sales.

     Operating and Administrative Expenses. Operating and administrative expenses for the first quarter of 1998 were $39.4 million, up $4.6 million, or 13.2%, over the first quarter of 1997. These expenses, as a percentage of sales, increased from 11.3% in the first quarter of 1997 to 11.8% in the first quarter of 1998. The increased expense levels were the result of management reorganization and inefficiencies from the severe rainfall experienced in the quarter.

     Interest expense, net. Interest expense, net increased from $1.5 million in the first quarter of 1997 to $2.1 million in the first quarter of 1998 primarily as the result of higher weighted average revolving debt borrowings.

FINANCIAL CONDITION

     Cash and cash equivalents were $22.9 million on January 4, 1998, and $26.5 million at March 29, 1998. Cash provided by operating activities for the twelve weeks ended March 29, 1998 was $13.3 million and other changes in financing activities provided $2.7 million of cash for the quarter. The net decrease in debt was $3.0 million for the quarter. Investments in fixed assets and other additions were $8.3 million and $1.1 million of dividends were paid.

     Inventories declined by $4.1 million as a result of a comprehensive turnover analysis at all operating levels to achieve lower carrying costs. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements. Trade notes and accounts receivable decreased $2.5 million, prepaid expenses decreased $2.7 million, accounts payable increased $3.1 million, and other liabilities decreased $5.0 million in the quarter.

     Stockholders' equity decreased by $2.6 million to $197.7 million at March 29, 1998 as a result of the $2.0 million loss for the first quarter of 1998 and the quarterly cash dividend of $1.1 million less $0.5 million increase from stock related activity.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flow from operations. Cash provided by operating activities was $13.3 million in the first quarter of 1998, up from $10.1 million in the comparable 1997 period. At March 29, 1998, the Company had cash of $26.5 million, compared to $22.9 million at January 4, 1998. The Company had $81.5 million of long-term debt and shareholders' equity of $197.7 million at March 29, 1998.

     The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations, lease financings and other borrowings and proceeds from the issuance of equity securities. During the quarter, the Company announced the acquisition of a chain of cash and carry stores operating in the Pacific Northwest for $42.5 million in cash and $17.5 million in five year unsecured notes payable. The cash payment is being financed by a bridge loan from the Company's major commercial bank. The acquisition is expected to close during the second quarter of 1998. In addition the Company is constructing a new distribution facility which will be used to serve its Southern California operations. The facility and related fixtures and equipment will cost approximately $37 million, most of which will be financed by a lease transaction which is currently being finalized. The amount budgeted for other capital expenditures is approximately $40.0 million for fiscal 1998.

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

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5  OTHER INFORMATION

        Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:

              Exhibit Number  Description of Exhibit

              10.82 First Amendment to Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of April 6, 1998 among the Company and Certified Grocers of California, Ltd.

              10.91 Agreement Between Smart & Final Foodservice Distributors and Food Distributors Employee Association dated as of April 1, 1998

              27              Financial Data Schedule

        (b)   Reports on Form 8-K

              None

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SMART & FINAL INC.


                                        By:



Date:  May 7, 1998
                                              /s/ MARTIN A. LYNCH
                                        __________________________________

                                                  Martin A. Lynch
                                             Executive Vice President,
                                         Principal Financial Officer, and
                                    Principal Accounting Officer of the Company

                              SMART & FINAL INC.
                                 EXHIBIT INDEX

                                                                          Sequentially
                                                                            Numbered
Exhibit Number  Description of Exhibit                                        Page
--------------  ----------------------                                       ------
10.82           First Amendment to Agreement to Sell and Purchase
                Real Property and Escrow Instructions

10.91           Agreement Between Smart & Final Foodservice
                Distributors and Food Distributors Employee Association

27              Financial Data Schedule