Form 10-Q
period 1998-06-21
SMART & FINAL INC/DE
filed 1998-08-04
CIK 875751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   _________


                                   FORM 10-Q

     (Mark one)

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 21, 1998

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
Yes   X   No____.

The registrant had 22,487,879 shares of common stock outstanding as of July 31, 1998.

Number of Sequentially Numbered Pages:   15

Exhibit Index at Page:   15

================================================================================

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

                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        JUNE 21,    JANUARY 4,
                                                          1998         1998
                                                        -------     ---------
                                                      (UNAUDITED)
ASSETS
------

Current assets:
 Cash & cash equivalents                              $ 20,583      $ 22,891
 Trade notes and accounts receivable, less
   allowance for doubtful accounts of
   $3,807 in 1998 and $5,518 in 1997                    76,183        75,995
 Inventories                                           144,449       129,761
 Prepaid expenses                                       11,861        15,906
 Deferred tax asset                                      9,600         9,600
                                                      --------      --------
        Total current assets                           262,676       254,153

Property, plant and equipment:
   Land                                                 35,491        35,631
   Buildings and improvements                           29,564        29,530
   Leasehold improvements                               73,616        67,821
   Fixtures and equipment                              148,923       139,316
                                                      --------      --------
                                                       287,594       272,298
   Less - Accumulated depreciation and amortization     96,327        85,808
                                                      --------      --------
           Net property, plant and equipment           191,267       186,490

Assets under capital leases, net                         4,295         4,535
Goodwill                                                53,471        18,940
Deferred tax asset                                       3,148         3,148
Other assets                                            19,231        20,879
                                                      --------      --------
   Total Assets                                       $534,088      $488,145
                                                      ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current maturities of long-term debt                $  6,088      $  3,576
  Current maturities of notes payable to affiliates      7,600         7,600
  Bank line of credit                                   66,000        37,000
  Accounts payable                                      79,240        77,116
  Payable to Parent and affiliates                      22,171        18,589
  Accrued salaries and wages                            12,041         9,528
  Other accrued liabilities                             27,306        32,262
                                                      --------      --------
          Total current liabilities                    220,446       185,671

Long-term liabilities:
   Notes payable, net of current maturities             17,475         4,061
   Notes payable to affiliates                          22,800        22,800
   Bank debt                                            45,000        45,000
   Obligations under capital leases                      7,854         8,163
   Other long-term liabilities                           2,982         2,937
   Workers' compensation reserve, postretirement
     and postemployment benefits                        18,795        18,068
                                                      --------      --------
         Total long-term liabilities                   114,906       101,029

Minority interest                                            -         1,116
Stockholders' equity:
   Preferred stock, $1 par value (authorized-
   10,000,000 shares; no shares issued)                      -             -
   Common stock, $0.01 par value (authorized-
   100,000,000 shares; 22,468,646 shares issued
   and outstanding in 1998 and 22,386,181 in 1997)         225           224
   Additional paid-in capital                          144,222       142,865
   Cumulative translation loss                            (835)         (835)
   Retained earnings                                    55,124        58,075
                                                      --------      --------
          Total stockholders' equity                   198,736       200,329
                                                      --------      --------
          Total liabilities and stockholders' equity  $534,088      $488,145
                                                      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               TWELVE WEEKS ENDED        TWENTY-FOUR WEEKS ENDED
                                                                            -------------------------    --------------------------
                                                                             June 21,       June 15,       June 21,       June 15,
                                                                               1998           1997           1998           1997
                                                                            -----------   -----------    -----------    -----------
                                                                                   (Unaudited)                   (Unaudited)

 Sales............................................................          $   380,577   $   334,948    $   714,855    $   641,932
 Cost of sales, buying and occupancy..............................              332,697       285,250        627,235        547,647
                                                                            -----------   -----------    -----------    -----------
 Gross margin.....................................................               47,880        49,698         87,620         94,285
 Operating and administrative expenses............................               43,458        37,177         82,876         72,004
                                                                            -----------   -----------    -----------    -----------
     Income from operations.......................................                4,422        12,521          4,744         22,281

 Interest expense, net............................................                2,438         1,727          4,566          3,264
                                                                            -----------   -----------    -----------    -----------
 Income before income taxes, minority share
     of net income, and cumulative effect of accounting change....                1,984        10,794            178         19,017
 Income taxes.....................................................                  753         4,043            (27)         7,278
 Minority share of net income.....................................                    -            10              -            116
                                                                            -----------   -----------    -----------    -----------
     Income from consolidated subsidiaries........................                1,231         6,741            205         11,623

 Equity earnings in unconsolidated subsidiary.....................                   57           100            187            200
                                                                            -----------   -----------    -----------    -----------
     Income before cumulative effect of accounting change.........                1,288         6,841            392         11,823

 Cumulative effect of accounting change (start-up costs, net of
     tax effect of $758)..........................................                    -             -          1,090              -
                                                                            -----------   -----------    -----------    -----------
     Net income (loss)............................................          $     1,288   $     6,841    $      (698)   $    11,823
                                                                            ===========   ===========    ===========    ===========
 Earnings (loss) per common share:
  Earnings per common share before cumulative effect of
   accounting change..............................................          $      0.06   $      0.31    $      0.02    $      0.54
  Cumulative effect of accounting change per common share.........                    -             -          (0.05)             -
                                                                            -----------   -----------    -----------    -----------
  Earnings (loss) per common share................................          $      0.06   $      0.31    $     (0.03)   $      0.54
                                                                            ===========   ===========    ===========    ===========
Weighted average common shares ...................................           22,446,511    22,054,168     22,421,082     22,024,727
                                                                            ===========   ===========    ===========    ===========
 Earnings (loss) per common share, assuming dilution:
  Earnings per common share, assuming dilution, before
   cumulative effect of accounting change.........................          $      0.06   $      0.30    $      0.02    $      0.52
  Cumulative effect of accounting change per common share.........                    -             -          (0.05)             -
                                                                            -----------   -----------    -----------    -----------
  Earnings (loss) per common share, assuming dilution.............          $      0.06   $      0.30    $     (0.03)   $      0.52
                                                                            ===========   ===========    ===========    ===========
Weighted average common shares
 and common share equivalents.....................................           22,865,913    22,763,837     22,848,365     22,793,111
                                                                            ===========   ===========    ===========    ===========
Dividend per common share.........................................          $      0.05   $      0.05    $      0.10    $      0.10
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

                               SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                Twenty-four Weeks Ended
                                                                               -------------------------
                                                                                June 21,       June 15,
                                                                                  1998           1997
                                                                               ----------     ----------
Cash Flows From Operating Activities:                                                 (Unaudited)
   Net income..............................................................     $   (698)      $ 11,823
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization.........................................       13,008         11,400
     Cumulative effect of accounting change, net of taxes..................        1,090              -
     Minority share of net income..........................................            -            116
     Equity earnings in unconsolidated subsidiary..........................         (187)          (200)
     Decrease (increase) in:
       Trade notes and accounts receivable.................................        2,806          1,357
       Inventories.........................................................        7,583          1,877
       Prepaid expenses and other..........................................        4,699           (727)
     Increase (decrease) in:
       Accounts payable....................................................       (2,351)        (9,768)
       Accrued liabilities.................................................        2,513         (1,286)
       Other liabilities...................................................       (4,183)           951
                                                                                --------       --------

     Net cash provided by operating activities.............................       24,280         15,543
                                                                                --------       --------

Cash Flows From Investing Activities:
   Acquisition of property, plant and equipment............................      (12,579)       (14,592)
   Proceeds from disposal of property, plant and equipment.................          843            184
   Acquisition of business.................................................      (44,401)        (5,000)
   Other...................................................................         (245)        (1,216)
                                                                                --------       --------

     Net cash used in investing activities.................................      (56,382)       (20,624)
                                                                                --------       --------

Cash Flows From Financing Activities:
   Proceeds from issuance of common stock..................................        1,175          1,686
   Borrowings on bank line of credit.......................................       65,000          6,000
   Payments on bank line of credit.........................................      (36,000)             -
   Payments on notes payable...............................................       (1,883)        (1,092)
   Increase in payable to Parent and affiliates............................        3,743          2,633
   Quarterly dividend paid.................................................       (2,241)        (2,208)
                                                                                --------       --------

     Net cash provided by financing activities.............................       29,794          7,019
                                                                                --------       --------

(Decrease) increase in cash and cash equivalents...........................       (2,308)         1,938

Cash and cash equivalents at beginning of period...........................       22,891         16,795
                                                                                --------       --------

Cash and cash equivalents at end of period.................................     $ 20,583       $ 18,733
                                                                                ========       ========

Noncash Investing and Financing Activities:
   Note issued in connection with acquisition of business..................     $ 17,500       $    500
                                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a 55.3 percent owned subsidiary of Casino USA, Inc. (the "Parent"), and Casino Realty, Inc., a wholly owned subsidiary of Casino USA.

     The consolidated balance sheet as of June 21, 1998, the consolidated statements of income for the twelve and twenty-four weeks ended June 21, 1998 and June 15, 1997, and cash flows for the twenty-four weeks ended June 21, 1998 and June 15, 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K statement for the year ended January 4, 1998.

(2)  EARNINGS PER COMMON SHARE

     Earnings per common share is based on the weighted average number of shares of common stock outstanding. Earnings per common share, assuming dilution, includes the weighted average number of common stock equivalents outstanding related to employee stock options and a stock purchase agreement.

(3)  FISCAL YEARS

     The Company's fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

(4)  DIVIDEND

     On June 22, 1998, the Company declared a dividend of $0.05 per share to stockholders of record at July 3, 1998. The dividend was paid on July 31, 1998.

(5)  INCOME TAXES

     Tax sharing payments for state income taxes made by the Company to the Parent were $1,328,000 in the twenty-four weeks ended June 15, 1997. In the twenty-four weeks ended June 21, 1998, the Company received a refund of $1,846,000 from the Parent for state income taxes overpaid, due to the loss for 1997 and the first half of 1998. The Company paid $1,375,000 in federal income taxes in the twenty-four week period ended June 15, 1997 and did not pay any in the twenty-four week period ended June 21, 1998 due to losses in first half of 1998.

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

(7)  ACCOUNTING STANDARDS

     During the first quarter of 1998, the Company adopted the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". This statement requires that costs of start-up activities and organization costs be expensed as incurred. Adoption of this statement resulted in a cumulative effect of accounting change, net of tax, charge of $1.1 million, or $0.05 per diluted share.

     The Company adopted the provisions of AICPA Statement of Position 98-1, "Accounting for the costs of Computer Software Developed or Obtained for Internal Use" during the first quarter of 1998. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. Adoption of this statement had no impact on the Company's consolidated financial statements.

     During the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income. There was no difference between comprehensive income and net income for the periods presented.

(8)  ACQUISITION OF BUSINESS

     On May 15, 1998, the Company acquired the Cash & Carry operating business of United Grocers, Inc. which included 39 stores operating in the Pacific Northwest. The purchase price consisted of $42.5 million in cash, plus a $17.5 million five-year unsecured note. The cash payment was financed by a bridge loan from the Company's major commercial bank. The results of operations for the twelve and twenty-four weeks ended June 21, 1998 include the results of operations of the acquired Cash & Carry stores from May 15, 1998. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to assets acquired based on preliminary estimates subject to change when additional information and studies are completed. The excess of the aggregate purchase price over the fair market values of the net assets acquired, of approximately $34 million, has been reflected in the balance sheet as "goodwill".

(9)  BRIDGE LOAN

     Effective April 30, 1998, the Company entered into a Credit Agreement ("Bridge Loan") with Credit Lyonnais Los Angeles Branch for $65 million. The Bridge Loan has an interest rate structure similar to the Company's $50 million long-term revolving unsecured line of credit. Proceeds from the Bridge loan were used to fund the cash payment associated with the United Grocers Cash & Carry store operations acquisition and to reduce other outstanding debt. The Bridge loan matures on April 29, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's annual report on Form 10-K for the year ended January 4, 1998.

SUMMARY

     Smart & Final Inc. (the "Company") reported net income of $1.3 million, or $0.06 per diluted share, for the twelve weeks ended June 21, 1998, compared to net income of $6.8 million, or $0.30 per diluted share, in the twelve weeks ended June 15, 1997.

     For the twenty-four weeks ended June 21, 1998, the Company reported a net loss of $0.7 million, or $0.03 per diluted share, compared to net income of $11.8 million, or $0.52 per diluted share, for the twenty-four weeks ended June 15, 1997. The 1998 period includes a cumulative effect of accounting change, net of tax, charge of $1.1 million, or $0.05 per diluted share, related to adoption of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5.

     The decline in operating earnings for the second quarter and for the first half of the year was attributed primarily to a decline in year to year earnings from Florida foodservice operations and significant reductions in vendor rebate and allowance income. Florida operations began encountering distribution problems early in the third quarter of 1997. Distribution efficiencies have improved in 1998, but comparative first half earnings are substantially lower due to these problems. Vendor income is recognized as earned and, although down sharply in the comparative results for the first half of the year, is expected to rise considerably in the second half comparative results. Quarterly and year-to-date results in 1998 were also affected by slow sales growth as a result of record rainfall.

RESULTS OF OPERATIONS

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of total sales.

                                                        Twelve Weeks Ended     Twenty-Four Weeks Ended
                                                       --------------------   -------------------------
                                                       June 21    June 15,     June 21,      June 15,
                                                         1998       1997         1998          1997
                                                       --------   ---------   -----------   -----------
Sales:
 Store sales........................................      71.7%       74.5%         69.4%         73.7%
 Foodservice distribution sales.....................      28.3        25.5          30.6          26.3
                                                         -----       -----         -----         -----
Total Sales.........................................     100.0       100.0         100.0         100.0
Cost of sales, buying and occupancy.................      87.4        85.2          87.7          85.3
                                                         -----       -----         -----         -----
 Gross margin.......................................      12.6        14.8          12.3          14.7
Operating and administrative expenses...............      11.4        11.1          11.6          11.2
                                                         -----       -----         -----         -----
  Income from operations............................       1.2         3.7           0.7           3.5
Interest expense, net...............................       0.6         0.5           0.6           0.5
                                                         -----       -----         -----         -----
Income before income taxes, minority
  share of net income, and cumulative
  effect of accounting change.......................       0.5         3.2            --           3.0
Income taxes........................................       0.2         1.2            --           1.1
Minority share of net income........................        --          --            --            --
                                                         -----       -----         -----         -----
Income before cumulative effect of
  accounting change.................................       0.3         2.0           0.1           1.8
Cumulative effect of accounting
  change (start-up costs)...........................        --          --           0.2            --
                                                         -----       -----         -----         -----

Net income (loss)...................................       0.3%        2.0%        (0.1)%          1.8%
                                                         =====       =====         =====         =====
*  Totals do not aggregate due to rounding.

BACKGROUND


     The Company continued its expansion program in 1998 and 1997 as shown in the following table:


                                                                  Two
                                     Quarter Ended          Quarters Ended       Year Ended
                                 ---------------------   ---------------------   -----------
                                 June 21,    June 15,    June 21,    June 15,    January 4,
                                   1998        1997        1998        1997         1998
                                 ---------   ---------   ---------   ---------   -----------
USA
  Store count beginning               169         167         167         168           168
  Stores opened:
     In new markets                    --          --           1          --             1
     In mature markets                 --           1           1           2             3
     Stores acquired                   39          --          39          --            --
                                     ----        ----        ----        ----          ----
  Total                                39           1          41           2             4

  Relocations                           1           3           3           3             7
  Stores relocated/(closed)            (1)         (3)         (3)         (5)          (12)
                                     ----        ----        ----        ----          ----
  Store count ending                  208         168         208         168           167

MEXICO
  Store count beginning                 6           5           5           5             5
  New stores opened                    --          --           1          --            --
                                     ----        ----        ----        ----          ----
  Store count ending                    6           5           6           5             5

Grand Total                           214         173         214         173           172
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


COMPARISON OF TWELVE WEEKS ENDED JUNE 21, 1998 WITH TWELVE WEEKS ENDED JUNE 15, 1997.

          Sales. Second quarter 1998 sales were $380.6 million, up 13.6% from the comparable 1997 period. Sales reflect the May 15, 1998 acquisition of the United Grocers Cash & Carry ("Cash & Carry") store operations. Excluding Cash & Carry, Smart & Final Stores Corporation

("Smart & Final") store sales decreased 1.3%. Comparable store sales for the second quarter of 1998 declined 2.6% from the prior year period, due primarily to the decision to eliminate high discount tobacco sales in the third quarter of 1997. The change in tobacco sales reduced year to year comparable sales by approximately 3.0% in the second quarter of 1998. Average comparable transaction size, also impacted by high discount tobacco transactions, declined slightly, by 1.0% to $31.72 in the second quarter of 1998.

          Foodservice distribution sales increased significantly from $85.4 million in the second quarter of 1997 to $107.6 million in the current year second quarter. Growth was strong at both Smart & Final Foodservice, formerly Port Stockton Food Distributors, Inc., where sales increased 36.5% over the prior year quarter and in Florida foodservice operations, where sales increased by 17.6% over the prior year quarter.

          Gross Margin. Gross margin declined 3.7% from $49.7 million in the second quarter of 1997 to $47.9 million in the current year quarter. As a percentage of sales, gross margin declined from 14.8% to 12.6%. The decline was primarily due to three factors: reduced vendor rebate and allowance income, a higher mix of foodservice sales which generate lower gross margins and require lower operating expenses than store sales, and lower foodservice gross margins compared to 1997 caused by increased meat processing and chain account sales.

          Operating and Administrative Expenses. Operating and administrative expenses for the second quarter of 1998 were $43.5 million, up $6.3 million, or 16.9%, over the second quarter of 1997. These expenses, as a percentage of sales, increased from 11.1% in the second quarter of 1997 to 11.4% in the second quarter of 1998. The increased expense levels were the result of management reorganization costs and increased direct expenses as a percentage of sales due to a decline in sales. Additional current year marketing expenditures, in an effort to promote sales growth, was also a factor in increased overall expenses.

          Interest Expense, net. Interest expense, net increased from $1.7 million in the second quarter of 1997 to $2.4 million in the second quarter of 1998 primarily as the result of higher weighted average borrowings. Revolving debt borrowings and notes payable increased primarily due to the Cash & Carry acquisition.


COMPARISON OF TWENTY-FOUR WEEKS ENDED JUNE 21, 1998 WITH TWENTY-FOUR WEEKS ENDED JUNE 15, 1997.

          Sales. First half 1998 sales were $714.9 million, up 11.4% from the comparable 1997 period. Smart & Final store sales decreased 0.7%. Comparable store sales decreased 2.1% in the first half of 1998 primarily as a result of the decision to eliminate high discount tobacco sales in the third quarter of 1997. This decision reduced comparative sales for the first half of 1998 by approximately 3.0%. Record rainfall in the first half of 1998 also reduced sales growth. Average comparable transaction size, also impacted by elimination of high discount tobacco transactions, decreased 1.3% to $31.31 in the first half of 1998.

          Foodservice distribution sales increased 29.5% to $218.4 million for the first half of 1998. Significant sales growth was achieved at Smart & Final Foodservice where sales increased 43.8% over the 1997 twenty-four week period. The Florida foodservice operations experienced strong sales growth of 19.5% over the first half of 1997.

          Gross Margin. Gross margin declined 7.1% from $94.3 million in the first half of 1997 to $87.6 million in the 1998 twenty-four week period. As a percentage of sales, gross margin declined from 14.7% of sales for the first half of 1997 to 12.3% in the comparable 1998 period. The major factors in the lower gross margin percentage were the reduced vendor rebate and allowance income, a higher mix of foodservice sales which generate lower gross margins, and lower foodservice gross margins compared to 1997 caused by increased meat processing and chain account sales.

          Operating and Administrative Expenses. Operating and administrative expenses for the first half of 1998 were $82.9 million, or 11.6% of sales, compared with $72.0 million, or 11.2% of sales, in the first half of 1997. The increased expenses were the result of management reorganization costs and increased direct expenses as a percentage of sales as a result of the store sales decline.

          Interest Expense, net. Interest expense, net increased from $3.3 million, or 0.5% of sales, in the first half of 1997 to $4.6 million, or 0.6% of sales, in the comparable 1998 period. This increase was a result of higher weighted average borrowings in the first half of 1998 compared to the first half of 1997.


FINANCIAL CONDITION

          Cash and cash equivalents were $22.9 million at January 4, 1998, and $20.6 million at June 21, 1998. Cash provided by operating activities for the twenty-four weeks ended June 21, 1998 was $24.3 million and other changes in financing activities provided $4.9 million of cash for the twenty-four week period. The net increase in debt was $27.1 million for the first half of 1998. The acquisition of the United Grocers Cash & Carry store operations and investments in fixed assets and other additions during the first half of 1998 required cash of $56.4 million. During the first half of 1998, $2.2 million of dividends were paid.

          Excluding the impact of the acquisition of the United Grocers Cash & Carry store operations, inventories declined by $7.6 million as a result of a comprehensive turnover analysis at all operating levels to achieve lower carrying costs. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements. Trade notes and accounts receivable decreased $2.8 million, prepaid expenses decreased $4.7 million, accrued liabilities increased $2.5 million, accounts payable decreased $2.4 million, and other liabilities decreased $4.2 million in the first half of 1998.

          Stockholders' equity decreased by $1.6 million to $198.7 million at June 21, 1998 as a result of the $0.7 million loss for the first half of 1998 and the quarterly cash dividend of $2.2 million less $1.3 million proceeds from issuance of stock.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary source of liquidity is cash flow from operations. Cash provided by operating activities was $24.3 million in the first half of 1998, up from $15.5 million in the comparable 1997 period. At June 21, 1998, the Company had cash of $20.6 million, compared to $22.9 million at January 4, 1998. The Company had $98.3 million of long-term debt and stockholders' equity of $198.7 million at June 21, 1998.

          As a result of the Cash & Carry acquisition and a temporary decline in earnings, the Company has not complied with financial covenants in certain of its loan agreements. Lending institutions have granted the Company a waiver until September 30, 1998, during which time the Company expects to complete restructuring of existing debt.

          The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations, lease financings and other borrowings and proceeds from the issuance of equity securities. The Company is constructing a new distribution facility that will be used to serve its Southern California operations. The facility and related fixtures and equipment will cost approximately $37 million, most of which will be financed by a committed lease facility. During the quarter, the Company signed a lease for new office facilities for its corporate headquarters, which it expects to move into in the third quarter of 1998. The amount budgeted for other capital expenditures is approximately $40.0 million for fiscal 1998.

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

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5  OTHER INFORMATION

        Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

Exhibit
Number      Description of Exhibit
------      ----------------------

10.6 Second Amendment to Stock Purchase Agreement, dated March 7, 1989, by and among Mr. Emmons, Casino USA, Casino France and the Company

10.82 Second Amendment to Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of May 15, 1998, by and among Smart
            & Final Stores Corporation and Certified Grocers of California, Ltd.

10.92 Credit Agreement (Bridge Loan) dated as of April 30, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch

10.93 Asset Purchase Agreement dated May 15, 1998 by and among the Company and United Grocers, Inc.

10.94 Office Lease dated as of April, 1998 by and among the Commerce Citadel Development Authority and Smart & Final Stores Corporation

Exhibit
Number      Description of Exhibit
-------     ----------------------


10.95 Participation Agreement dated as of May 20, 1998 by and among the Company, Smart & Final Realty Trust 1998, Credit Lyonnais Los Angeles Branch, as Agent, and the Lenders named therein (Certified Property)

10.96 Trust Agreement dated as of May 13, 1998, by and among Credit Lyonnais Leasing Corp. and Wilmington Trust Company

10.97 Lease and Agreement dated as of May 20, 1998 by and among Smart & Final Realty Trust 1998 and Smart & Final Inc.

10.98 Loan Agreement dated as of May 20, 1998 by and among Smart & Final Realty Trust 1998, Credit Lyonnais Los Angeles Branch, as Agent, and the Lenders named therein

27          Financial Data Schedule

    (b)  Reports on Form 8-K

         None

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SMART & FINAL INC.


                                  By:



DATE:  JULY 31, 1998
                                             /s/ MARTIN A. LYNCH
                                  -----------------------------------------

                                                 Martin A. Lynch
                                            Executive Vice President,
                                        Principal Financial Officer, and
                                  Principal Accounting Officer of the Company

                               SMART & FINAL INC.
                                 EXHIBIT INDEX

                                                           Sequentially

                                                           Numbered

Exhibit Number     Description of Exhibit                  Page
--------------     ----------------------                  ----


10.6 Second Amendment to Stock Purchase Agreement, dated March 7, 1989, by and among Mr. Emmons, Casino USA, Casino France and the Company

10.82 Second Amendment to Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of May 15, 1998, by and among Smart & Final Stores Corporation and Certified Grocers of California, Ltd.

10.92 Credit Agreement (Bridge Loan) dated as of April 30, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch

10.93 Asset Purchase Agreement dated May 15, 1998 by and among the Company and United Grocers, Inc.

10.94 Office Lease dated as of April, 1998 by and among the Commerce Citadel Development Authority and Smart & Final Stores Corporation

10.95 Participation Agreement dated as of May 20, 1998 by and among the Company, Smart & Final Realty Trust 1998, Credit Lyonnais Los Angeles Branch, as Agent, and the Lenders named therein (Certified Property)

10.96 Trust Agreement dated as of May 13, 1998, by and among Credit Lyonnais Leasing Corp. and Wilmington Trust Company

10.97 Lease and Agreement dated as of May 20, 1998 by and among Smart & Final Realty Trust 1998 and Smart & Final Inc.

10.98 Loan Agreement dated as of May 20, 1998 by and among Smart & Final Realty Trust 1998, Credit Lyonnais Los Angeles Branch, as Agent, and the Lenders named therein


27                 Financial Data Schedule