Form 10-Q/A
period 1998-06-21
SMART & FINAL INC/DE
filed 1998-08-12
CIK 875751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   _________


                                  FORM 10-Q/A

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
Yes   X   No____.

The registrant had 22,487,879 shares of common stock outstanding as of July 31, 1998.

Number of Sequentially Numbered Pages:   3

Exhibit Index at Page:
================================================================================

                          PART II - OTHER INFORMATION


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of stockholders of the Company was held on May 13, 1998. At the meeting stockholders (1) elected four directors of the Company, and (2) ratified the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company for the year ending January 3, 1999.

            The four directors elected at the meeting were Pierre B. Bouchut, David J. McLaughlin, Thomas G. Plaskett, and Etienne Snollaerts. The directors whose term of office as a director continued after the meeting are Jean-Louis Bourgier, Christian P. Couvreux, Timm F. Crull, Robert J. Emmons, James S. Gold, Antoine Guichard, and Ross E. Roeder.

            The votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for office as a director were as follows:


                                            VOTES
                              -------------------------------
                                                                               Broker
Name of Nominee                  For       Against   Withheld   Abstentions   Non-Votes
---------------------------   ----------   -------   --------   -----------   ---------

     Pierre B. Bouchut        20,349,740      -        34,788        -            -
     David J. McLaughlin      20,349,840      -        34,688        -            -
     Thomas G. Plaskett       20,348,684      -        35,844        -            -
     Etienne Snollaerts       20,110,499      -       274,029        -            -

             The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for ratification of Arthur Andersen LLP, as auditors for the Company for the year ending January 3, 1999 were as follows:

                                           VOTES
                              -------------------------------
                                                                                Broker
                                  For      Against   Withheld   Abstentions   Non-Votes
                              -----------  -------   --------   -----------   ---------


     Ratification of
     Arthur Andersen LLP
     As auditors for the      20,378,591      812       -             5,125       -
     Company for the
     Year ending
     January 3, 1999

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SMART & FINAL INC.

                              By:



Date:  August 11, 1998                 /s/ Martin A. Lynch
                              -------------------------------------------
                                              Martin A. Lynch
                                         Executive Vice President,
                                     Principal Financial Officer, and
                              Principal Accounting Officer of the Company