Form 10-Q
period 1998-10-11
SMART & FINAL INC/DE
filed 1998-11-25
CIK 875751

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   _________


                                   FORM 10-Q

     (Mark one)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           -----
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 11, 1998

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


                 600 Citadel Drive
          City of Commerce, California                      90040
       (Address of principal executive offices)          (zip code)


Registrant's telephone number, including area code:      (323) 869-7500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No____.

The registrant had 22,531,179 shares of common stock outstanding as of November 20, 1998.

Number of Sequentially Numbered Pages:   19

Exhibit Index at Page:   18

================================================================================

                               SMART & FINAL INC.
                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION



                                                                       Page
Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets                          2

         Unaudited Consolidated Statements of Income                    3

         Unaudited Consolidated Statements of Cash Flows                4

         Notes to Unaudited Consolidated Financial Statements           5


Item 2.  Management's Discussion and Analysis of Financial Condition    8
         and Results of Operations



                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings                                             15
Item 2.  Changes in Securities                                         15
Item 3.  Defaults upon Senior Securities                               15
Item 4.  Submission of Matters to a Vote of Security Holders           15
Item 5.  Other Information                                             15
Item 6.  Exhibits and Reports on Form 8-K                              15

                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         OCTOBER 11,            JANUARY 4,
ASSETS                                                                       1998                   1998
------                                                                 -----------------      ----------------
Current assets:                                                          (Unaudited)
     Cash & cash equivalents                                                   $ 23,916              $ 22,891
     Trade notes and accounts receivable, less
         allowance for doubtful accounts of
         $2,781 in 1998 and $5,518 in 1997                                       79,879                75,995
     Inventories                                                                146,405               129,761
     Prepaid expenses                                                            14,942                15,906
     Deferred tax asset                                                           9,600                 9,600
                                                                       -----------------      ----------------
             Total current assets                                               274,742               254,153

Property, plant and equipment:
     Land                                                                        36,387                35,631
     Buildings and improvements                                                  29,625                29,530
     Leasehold improvements                                                      75,963                67,821
     Fixtures and equipment                                                     156,515               139,316
                                                                       -----------------      ----------------
                                                                                298,490               272,298

     Less - Accumulated depreciation and amortization                           102,941                85,808
                                                                       -----------------      ----------------
             Net property, plant and equipment                                  195,549               186,490

Assets under capital leases, net                                                  4,135                 4,535
Goodwill                                                                         53,723                18,940
Deferred tax asset                                                                3,148                 3,148
Other assets                                                                     20,497                20,879
                                                                       -----------------      ----------------
                 Total Assets                                                 $ 551,794             $ 488,145
                                                                       =================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current maturities of long-term debt                                       $ 6,103               $ 3,576
     Current maturities of notes payable to affiliates                            7,600                 7,600
     Bank line of credit                                                         65,000                37,000
     Accounts payable                                                            86,163                77,116
     Payable to Parent and affiliates                                            26,174                18,589
     Accrued salaries and wages                                                  12,195                 9,528
     Other accrued liabilities                                                   30,376                32,262
                                                                       -----------------      ----------------
             Total current liabilities                                          233,611               185,671

Long-term liabilities:
     Notes payable, net of current maturities                                    16,659                 4,061
     Notes payable to affiliates                                                 22,800                22,800
     Bank debt                                                                   45,000                45,000
     Obligations under capital leases                                             7,620                 8,163
     Other long-term liabilities                                                  3,011                 2,937
     Workers' compensation reserve, postretirement
         and postemployment benefits                                             19,156                18,068
                                                                       -----------------      ----------------
             Total long-term liabilities                                        114,246               101,029

Minority interest                                                                     -                 1,116
Stockholders' equity:
     Preferred stock, $1 par value (authorized-
     10,000,000 shares; no shares issued)                                             -                     -
     Common stock, $0.01 par value (authorized-
     100,000,000 shares; 22,527,179 shares issued
     and outstanding in 1998 and 22,386,181 in 1997)                                225                   224
     Additional paid-in capital                                                 144,920               142,865
     Cumulative translation loss                                                   (835)                 (835)
     Retained earnings                                                           59,627                58,075
                                                                       -----------------      ----------------
             Total stockholders' equity                                         203,937               200,329
                                                                       -----------------      ----------------
                 Total liabilities and stockholders' equity                   $ 551,794             $ 488,145
                                                                       =================      ================

 The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)


                                                                           Sixteen Weeks Ended              Forty Weeks Ended
                                                                       ----------------------------   ----------------------------
                                                                        October 11,     October 5,     October 11,     October 5,
                                                                           1998           1997            1998            1997
                                                                       -------------   ------------   ------------    ------------
                                                                               (Unaudited)                    (Unaudited)
Sales..............................................................    $    546,434    $    442,522   $  1,261,289    $  1,084,454
Cost of sales, buying and occupancy................................         473,566         381,236      1,100,801         928,883
                                                                       -------------   ------------   ------------    ------------
Gross margin.......................................................          72,868          61,286        160,488         155,571
Operating and administrative expenses..............................          59,619          47,746        142,495         119,750
                                                                       -------------   ------------   ------------    ------------
       Income from operations......................................          13,249          13,540         17,993          35,821

Interest expense, net..............................................           4,044           2,613          8,610           5,877
                                                                       -------------   ------------   ------------    ------------
Income before income taxes, minority share
     of net income, and cumulative effect of accounting change.....           9,205          10,927          9,383          29,944
Provision for income taxes.........................................           3,573           4,227          3,546          11,505
Minority share of net income.......................................               -            (140)             -             (24)
                                                                       -------------   ------------   ------------    ------------
      Income from consolidated subsidiaries........................           5,632           6,840          5,837          18,463

Equity earnings in unconsolidated subsidiary.......................               3               -            190             200
                                                                       -------------   ------------   ------------    ------------
      Income before cumulative effect of accounting change.........           5,635           6,840          6,027          18,663

Cumulative effect of accounting change (start-up costs, net of
     tax effect of $758)...........................................               -               -          1,090               -
                                                                       -------------   ------------   ------------    ------------
      Net income...................................................    $      5,635    $      6,840   $      4,937    $     18,663
                                                                       =============   ============   ============    ============
Earnings per common share:
   Earnings per common share before cumulative effect of
     accounting change.............................................    $       0.25    $       0.31   $       0.27    $       0.84
   Cumulative effect of accounting change per common share.........             -                 -          (0.05)              -
                                                                       -------------   ------------   ------------    ------------
   Earnings per common share.......................................    $       0.25    $       0.31   $       0.22    $       0.84
                                                                       =============   ============   ============    ============
Weighted average common shares.....................................      22,513,649      22,196,781     22,458,109      22,093,548
                                                                       =============   ============   ============    ============
Earnings per common share, assuming dilution:
   Earnings per common share, assuming dilution, before
     cumulative effect of accounting change........................    $       0.25    $       0.30   $       0.27    $       0.82
   Cumulative effect of accounting change per common share.........             -               -            (0.05)            -
                                                                       -------------   ------------   ------------    ------------
   Earnings per common share, assuming dilution....................    $       0.25    $       0.30   $       0.22    $       0.82
                                                                       =============   ============   ============    ============

Weighted average common shares
    and common share equivalents...................................      22,594,482      23,014,019     22,746,812      22,881,474
                                                                       =============   ============   ============    ============
Dividend per common share..........................................    $       0.05    $       0.05   $       0.15    $       0.15
                                                                       =============   ============   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                    FORTY WEEKS ENDED
                                                                            ------------------------------------
                                                                               OCTOBER 11,          OCTOBER 5,
                                                                                1998                   1997
                                                                            -------------          -------------
Cash Flows From Operating Activities:                                                    (UNAUDITED)
      Net income........................................................         $ 4,937               $ 18,663
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Gain on disposal of fixed assets................................          (3,021)                (1,840)
        Depreciation and amortization...................................          22,409                 19,411
        Cumulative effect of accounting change, net of taxes............           1,090                      -
        Minority share of net income....................................               -                    (24)
        Equity earnings in unconsolidated subsidiary....................            (190)                  (200)
        Decrease (increase) in:
           Trade notes and accounts receivable..........................            (890)               (13,120)
           Inventories..................................................           6,189                 (8,630)
           Prepaid expenses and other...................................           1,618                 (2,913)
        Increase (decrease) in:
           Accounts payable.............................................           3,381                 (5,903)
           Accrued liabilities..........................................           2,667                 (1,416)
           Other liabilities............................................             333                  1,462
                                                                            -------------          -------------

        Net cash provided by operating activities.......................          38,523                  5,490
                                                                            -------------          -------------
Cash Flows From Investing Activities:
      Acquisition of property, plant and equipment......................         (26,033)               (26,022)
      Proceeds from disposal of property, plant and equipment...........           3,580                 10,416
      Acquisition of business...........................................         (44,401)               (11,300)
      Other.............................................................          (1,845)                (2,752)
                                                                            -------------          -------------

        Net cash used in investing activities...........................         (68,699)               (29,658)
                                                                            -------------          -------------
Cash Flows From Financing Activities:
      Proceeds from issuance of common stock............................           1,737                  3,260
      Borrowings on bank line of credit.................................          65,000                 25,000
      Payments on bank line of credit...................................         (37,000)                     -
      Payments on notes payable.........................................          (2,918)                (2,054)
      Increase in payable to Parent and affiliates......................           7,746                  3,835
      Quarterly dividend paid...........................................          (3,364)                (3,321)
                                                                            -------------          -------------

        Net cash provided by financing activities.......................          31,201                 26,720
                                                                            -------------          -------------

Increase in cash and cash equivalents...................................           1,025                  2,552

Cash and cash equivalents at beginning of period........................          22,891                 16,795
                                                                            -------------          -------------

Cash and cash equivalents at end of period..............................        $ 23,916               $ 19,347
                                                                            =============          =============


Noncash Investing and Financing Activities:
      Note issued in connection with acquisition of business............        $ 17,500                $ 1,000
                                                                            =============          =============

 The accompanying notes are an integral part of these consolidated financial statements.

(1)  BASIS OF PRESENTATION

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a 55.1 percent owned subsidiary of Casino USA, Inc. (the "Parent"), and Casino Realty, Inc., a wholly owned subsidiary of Casino USA. On November 2, 1998, Casino Realty, Inc. was dissolved and its remaining assets were transferred to the Parent.

     The consolidated balance sheet as of October 11, 1998, the consolidated statements of income for the sixteen and forty weeks ended October 11, 1998 and October 5, 1997, and cash flows for the forty weeks ended October 11, 1998 and October 5, 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

(4)  DIVIDEND

     On September 28, 1998, the Company declared a dividend of $0.05 per share to stockholders of record at October 2, 1998. The dividend was paid on October 30, 1998.

                              SMART & FINAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


(5)  INCOME TAXES

     Tax sharing payments for state income taxes made by the Company to the Parent were $2,224,000 in the forty weeks ended October 5, 1997. In the forty weeks ended October 11, 1998, the Company received a refund of $1,509,000 from the Parent for state income taxes overpaid, due to the loss for 1997 and the first half of 1998. The Company paid $8,075,000 in federal income taxes in the forty-week period ended October 5, 1997 and did not pay any taxes in the forty-week period ended October 11, 1998 due to losses in the first half of 1998.

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

     The Company adopted the provisions of AICPA Statement of Position 98-1, "Accounting for the costs of Computer Software Developed or Obtained for Internal Use" during the first quarter of 1998. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. Adoption of this statement had no material impact on the Company's consolidated financial statements.

     During the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income. There was no difference between comprehensive income and net income for the periods presented.

                               SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


(8)  ACQUISITION OF BUSINESS

     On May 15, 1998, the Company acquired the Cash & Carry operating business of United Grocers, Inc. which included 39 stores operating in the Pacific Northwest. The purchase price consisted of $42.5 million in cash, plus a $17.5 million five-year unsecured note. The cash payment was financed by a bridge loan from the Company's major commercial bank. The results of operations for the sixteen and forty weeks ended October 11, 1998 include the results of operations of the acquired Cash & Carry stores since May 15, 1998. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to assets acquired based on preliminary estimates subject to change when additional information and studies are completed. The excess of the aggregate purchase price over the fair market values of the net assets acquired, of approximately $34.7 million, has been reflected in the balance sheet as "goodwill" and will be amortized over forty years.

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

(10) SUBSEQUENT EVENTS

     Effective November 13, 1998, the Company entered into a $55.4 million Loan Agreement ("Casino Loan") with Casino USA, Inc. The Casino Loan replaces the Company's existing unsecured promissory note that was issued in conjunction with the 1996 acquisition of real property from Casino USA, Inc. and Casino Realty, affiliated parties, that had an outstanding balance of $30.4 million. It also replaces all outstanding advances made to the Company from Casino USA, Inc. and Casino Realty. Interest for this loan is at LIBOR plus 4.50%. The Casino Loan matures on February 15, 2002.

     Effective November 13, 1998, the Company entered into Senior Secured Credit Facilities with a group of banks totaling $240 million. The Senior Secured Credit Facilities include a $150 million Revolving Credit Facility ("Revolving Loan") and a $90 million Secured Lease Facility. These facilities expire on November 13, 2001. At the Company's option, the Revolving Loan can be used to support daily borrowings up to $15 million and up to $10 million of commercial letters of credit. The Revolving Loan replaces the Company's existing $65 million Bridge Loan and its existing $50 million revolving line of credit. The Secured Lease Facility replaces the Company's three existing $30 million lease facilities. Interest for these facilities is at LIBOR, or the Administrative Agent's reference rate, plus designated amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's annual report on Form 10-K for the year ended January 4, 1998.

SUMMARY

     Smart & Final Inc. (the "Company") reported net income of $5.6 million, or $0.25 per diluted share, for the sixteen weeks ended October 11, 1998, compared to net income of $6.8 million, or $0.30 per diluted share, in the sixteen weeks ended October 5, 1997.

     For the forty weeks ended October 11, 1998, the Company reported net income of $4.9 million, or $0.22 per diluted share, compared to net income of $18.7 million, or $0.82 per diluted share, for the forty weeks ended October 5, 1997. The 1998 period reflects a net of tax charge of $1.1 million, or $0.05 per diluted share, which represents the cumulative effect of accounting change related to adoption of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5.

     The decline in operating earnings for the third quarter and for the first three quarters of the year was attributed primarily to a decline in year to year earnings from Florida foodservice operations and reductions in vendor rebate and allowance income. Florida operations began encountering distribution problems early in the third quarter of 1997. Distribution efficiencies have improved in 1998, but comparative first three-quarters earnings are substantially lower due to these problems. Vendor income is recognized as earned and, although down in the comparative results for the first three-fourths of the year, is expected to rise in the last quarter comparative results. Year-to-date results in 1998 were also affected by slow sales growth as a result of record rainfall early in the year.

RESULTS OF OPERATIONS

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of total sales.

                                                        Sixteen Weeks Ended         Forty Weeks Ended
                                                     -------------------------  -------------------------
                                                     October 11,   October 5,   October 11,   October 5,
                                                         1998         1997          1998         1997
                                                     ------------  -----------  ------------  -----------
Sales:
 Store sales                                                75.2%        72.8%         71.9%        73.3%
 Foodservice distribution sales                             24.8         27.2          28.1         26.7
                                                           -----        -----         -----        -----
Total Sales........................................        100.0        100.0         100.0        100.0
Cost of sales, buying and occupancy...                      86.7         86.2          87.3         85.7
                                                           -----        -----         -----        -----
 Gross margin......................................         13.3         13.8          12.7         14.3
Operating and administrative expenses                       10.9         10.8          11.3         11.0
                                                           -----        -----         -----        -----
  Income from operations...........................          2.4          3.0           1.4          3.3
Interest expense, net..............................          0.7          0.6           0.7          0.5
                                                           -----        -----         -----        -----
Income before income taxes, minority
  share of net income, and cumulative
  effect of accounting change......................          1.7          2.5           0.7          2.8
Income taxes.......................................          0.7          1.0           0.3          1.1
Minority share of net income.......................           --           --            --           --
                                                           -----        -----         -----        -----
Income before cumulative effect of
  accounting change................................          1.0          1.5           0.5          1.7
Cumulative effect of accounting
  change (start-up costs)..........................           --           --           0.1           --
                                                           -----        -----         -----        -----

Net income.........................................          1.0%         1.5%          0.4%         1.7%
                                                           =====        =====         =====        =====
*  Totals do not aggregate due to rounding.

Background

     The Company continued its expansion and acquisition program in 1998 and 1997 as shown in the following table:

                                                                   Three
                                     Quarter Ended             Quarters Ended        Year Ended
                               -------------------------  -------------------------  -----------
                               October 11,   October 5,   October 11,   October 5,   January 4,
                                   1998         1997          1998         1997         1998
                               ------------  -----------  ------------  -----------  -----------
USA
  Store count beginning                208          168           167          168          168
  Stores opened:
     In new markets                     --           --             1           --            1
     In mature markets                   1           --             2            2            3
     Stores acquired                    --           --            39           --           --
                                      ----         ----          ----         ----         ----
  Total                                  1           --            42            2            4

  Relocations                           --            2             3            5            7
  Stores relocated/(closed)             (2)          (2)           (5)          (7)         (12)
                                      ----         ----          ----         ----         ----
  Store count ending                   207          168           207          168          167

MEXICO
  Store count beginning                  6            5             5            5            5
  New stores opened                     --           --             1           --           --
                                      ----         ----          ----         ----         ----
  Store count ending                     6            5             6            5            5

Grand Total                            213          173           213          173          172
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


COMPARISON OF SIXTEEN WEEKS ENDED OCTOBER 11, 1998 WITH SIXTEEN WEEKS ENDED OCTOBER 5, 1997.

     Sales. Third quarter 1998 sales were $546.4 million, up 23.5% from the comparable 1997 period. Sales reflect the May 15, 1998 acquisition of the United Grocers Cash & Carry ("Cash & Carry") store operations. Cash and Carry sales were $84.3 million for the third quarter of 1998. Excluding Cash & Carry, Smart & Final Stores Corporation ("Smart & Final") store sales increased 1.4%. Comparable store sales for the third quarter of 1998 increased 0.7% from the prior year period. Average comparable transaction size increased 1.5% to $31.80 in third quarter 1998.

     Foodservice distribution sales increased from $120.4 million in the third quarter of 1997 to $135.6 million in the current year third quarter. Growth was strong at both Smart & Final Foodservice, formerly Port Stockton Food Distributors, Inc., where sales increased 10.0% over the prior year quarter and in Florida foodservice operations, where sales increased by 15.4% over the prior year quarter.

     Gross Margin. Gross margin increased 18.9% from $61.3 million in the third quarter of 1997 to $72.9 million in the current year quarter. As a percentage of sales, gross margin declined from 13.8% to 13.3%. The decline was primarily due to the following: acquisition of Cash & Carry store operations which generate lower gross margins than Smart & Final stores, lower foodservice gross margins compared to 1997 caused by increased meat processing and chain account sales and higher occupancy cost related to new and relocated facilities. These increases were partially offset by increased vendor rebate and allowance income recognized in the third quarter, compared to the 1997 third quarter.

     Operating and Administrative Expenses. Operating and administrative expenses for the third quarter of 1998 were $59.6 million, up $11.9 million, or 24.9%, over the third quarter of 1997. These expenses, as a percentage of sales, increased from 10.8% in the third quarter of 1997 to 10.9% in the third quarter of 1998. The increased expense levels were the result of increased marketing costs in an effort to promote sales growth, and increased fringe benefit costs. These increases were substantially offset by the Cash & Carry operations that operate at lower expense levels.

     Interest Expense, net. Interest expense, net increased from $2.6 million in the third quarter of 1997 to $4.0 million in the third quarter of 1998 primarily as the result of higher weighted average borrowings, as well as higher weighted average interest cost on variable rate debt. Revolving debt borrowings and notes payable increased primarily due to the Cash & Carry acquisition.


COMPARISON OF FORTY WEEKS ENDED OCTOBER 11, 1998 WITH FORTY WEEKS ENDED OCTOBER 5, 1997.

     Sales. For the first three quarters of 1998, sales were $1,261.3 million, up 16.3% from the comparable 1997 period. Cash & Carry sales were $111.0 million since their May 1998 acquisition. Smart & Final store sales increased 0.1%. Comparable store sales decreased 0.9% in the first three quarters of 1998 primarily as a result of the decision to eliminate high discount tobacco sales in the third quarter of 1997. This decision reduced comparative sales for the first three quarters of 1998 by approximately 2.3%. Record rainfall in the first half of 1998 also reduced sales growth. Average comparable transaction size, also impacted by elimination of high discount tobacco transactions, decreased 0.2% to $31.51 in the first three quarters of 1998.

     Foodservice distribution sales increased 22.5% to $354.0 million for the first three quarters of 1998. Significant sales growth was achieved at Smart & Final Foodservice where sales increased 27.9% over the 1997 forty-week period. The Florida foodservice operations experienced strong sales growth of 18.2% over the first three quarters of 1997.

     Gross Margin. Gross margin increased 3.2% from $155.6 million in the first three quarters of 1997 to $160.5 million in the 1998 forty-week period. As a percentage of sales, gross margin declined from 14.3% of sales for the first three quarters of 1997 to 12.7% in the comparable 1998 period. The major factors in the lower gross margin percentage were the reduced vendor rebate and allowance income, acquisition of Cash & Carry store operations which generate lower gross margins and lower expense levels, increased occupancy costs due to new and relocated stores, a higher mix of foodservice sales which generate lower gross margins, and lower foodservice gross margins compared to 1997 caused by increased meat processing and chain account sales.

     Operating and Administrative Expenses. Operating and administrative expenses for the first three quarters of 1998 were $142.5 million, or 11.3% of sales, compared with $119.8 million, or 11.0% of sales, in the first three quarters of 1997. The increased expenses were increased marketing costs, and increased fringe benefits. These increases were partially offset by the Cash & Carry operations that operate at lower expense levels.

     Interest Expense, net. Interest expense, net increased from $5.9 million, or 0.5% of sales, in the first three quarters of 1997 to $8.6 million, or 0.7% of sales, in the comparable 1998 period. This increase was a result of higher weighted average borrowings in the first three quarters of 1998 compared to the first three quarters of 1997, as well as increased weighted average interest cost on variable rate debt.

FINANCIAL CONDITION

     Cash and cash equivalents were $22.9 million at January 4, 1998, and $23.9 million at October 11, 1998. Cash provided by operating activities for the forty weeks ended October 11, 1998 was $38.5 million and other changes in financing activities provided $9.5 million of cash for the forty-week period. The net increase in debt was $25.1 million for the first three quarters of 1998. The acquisition of the United Grocers Cash & Carry store operations and investments in fixed assets and other additions during the first three quarters of 1998 required cash of $68.7 million. During the first three quarters of 1998, $3.4 million of dividends were paid.

     Excluding the impact of the acquisition of the United Grocers Cash & Carry store operations, inventories declined by $6.2 million as a result of a comprehensive turnover analysis at all operating levels to achieve lower carrying costs. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements. Prepaid expenses decreased $1.6 million, accounts payable increased $3.4 million, accrued liabilities increased $2.7 million, other liabilities increased $0.3 million, and trade notes and accounts receivable increased $0.9 million in the first three quarters of 1998.

     Stockholders' equity increased by $3.6 million to $203.9 million at October 11, 1998 as a result of the $4.9 million net income for the first three quarters of 1998 plus $2.1 million proceeds from issuance of stock less the quarterly cash dividend of $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flow from operations. Cash provided by operating activities was $41.5 million in the first three quarters of 1998, up from $7.3 million in the comparable 1997 period. At October 11, 1998, the Company had cash of $23.9 million, compared to $22.9 million at January 4, 1998. The Company had $97.5 million of long-term debt and stockholders' equity of $203.9 million at October 11, 1998.

     As a result of the Cash & Carry acquisition and a temporary decline in earnings, the Company has not complied fully with financial covenants in certain of its loan agreements. The Company's lending institutions granted the Company a waiver from compliance with these covenants until November 15, 1998. On November 13, 1998, the Company completed a restructuring of its existing debt with its lenders.

     Effective November 13, 1998, the Company entered into Senior Secured Credit Facilities with a group of banks totaling $240 million. The Senior Secured Credit Facilities include a $150 million Revolving Credit Facility ("Revolving Loan") and a $90 million Secured Lease Facility. These facilities expire on November 13, 2001. At the Company's option, the Revolving Loan can be used to support daily borrowings up to $15 million and up to $10 million of commercial letters of credit. The Revolving Loan replaces the Company's existing $65 million Bridge Loan and its existing $50 million revolving line of credit. The Secured Lease Facility replaces the Company's three existing $30 million lease facilities. Interest for these facilities is at LIBOR, or the Administrative Agent's reference rate, plus designated amounts.

     Effective November 13, 1998, the Company entered into a $55.4 million Loan Agreement ("Casino Loan") with Casino USA, Inc. The Casino Loan replaces the Company's existing unsecured promissory note that was issued in conjunction with the 1996 acquisition of real property from Casino USA, Inc. and Casino Realty, affiliated parties, that had an outstanding balance of $30.4 million. It also replaces all outstanding advances made to the Company from Casino USA, Inc. and Casino Realty. Interest for this loan is at LIBOR plus 4.50%. The Casino Loan matures on February 15, 2002.

     The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations, lease financings and other borrowings and proceeds from the issuance of equity securities. The Company is constructing a new distribution facility that will be used to serve its Southern California operations. The facility and related fixtures and equipment, which are expected to be operational in the first quarter of 1999, will cost approximately $37 million, most of which will be financed by the Company's new lease credit facility. During the quarter, the Company completed the relocation of its corporate headquarters to a new leased office facility. The amount budgeted for capital expenditures is approximately $40.0 million for fiscal 1998.


YEAR 2000

     The Company relies on a diverse assortment of computer hardware and software, the integrated operation of which is essential to the successful implementation of the Company's operations. The Company has undertaken a comprehensive review of its information technology systems and other systems and equipment and has developed a Year 2000 implementation program. The implementation program has been reviewed by the Company's Board of Directors. Full compliance and testing is scheduled to be completed by mid-1999.

     The entire implementation program is divided into three broad systems, the corporate systems, the store systems and the foodservice systems and the program has two phases, the impact analysis phase and the modification or replacement phase.

     The impact analysis phase for the corporate systems, includes the identification of date sensitive computer codes within the systems, has been completed. The modification or replacement phase for the corporate systems is substantially complete with one remaining subsystem to be completed by the end of first quarter 1999.

     The impact analysis phase for the store systems has been completed and the modification or replacement phase is expected to be completed by mid-1999. The impact analysis phase for the foodservice systems also has been completed, and the modification or replacement phase is on schedule to be completed by the end of the second quarter of 1999.

     Except for the cost of replacement systems, the Company will expense, as incurred, the cost of the Year 2000 program. The Company is funding the costs associated with the Year 2000 program through operating cash flows. The Company estimates the total incremental cost of the Year 2000 program will not exceed $2.0 million. At the end of the third quarter, the Company had incurred approximately $0.7 million in costs with respect to the Year 2000 program.

     As part of the Year 2000 project, the Company has identified relationships with third parties, including vendors, suppliers, and service providers, which the Company believes are critical to its business operations. The Company is in the process of communicating with these third parties through questionnaires, letters and interviews in an effort to determine the extent to which they are addressing their Year 2000 issues. The Company will continue to communicate with, assess and monitor the progress of these third parties in resolving Year 2000 issues.

     The Company anticipates minimal disruptions in its operations as a result of system failures related to Year 2000 issues. If the Company or a key third party experiences a systems failure due to the century change, the Company believes the most significant adverse impact would be its inability to communicate with suppliers concerning timely delivery of inventory. Other possible consequences include, but are not limited to, loss of communications with stores, loss of electric power, and an inability to process customer transactions or otherwise engage in similar normal business activities. The Company cannot assure that there will not be an adverse impact on the Company if third parties do not appropriately address their Year 2000 issues in a timely manner.

     Although the Company does not believe the actual impact of these failures will be material, the Company is currently developing a contingency plan for possible Year 2000 issues including the delivery of inventory and processing of customer transactions. The Company will continue to develop these plans based on its internal testing results, tests with third parties and its assessment of other outside risks. The Company will continually refine its contingency plan throughout 1999 as additional information becomes available.

     From time to time Smart & Final may publish forward-looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectation include the extent of the company's success in (i) changing market conditions (ii) unforeseen costs and expenses (iii) ability to attract new customers and retain existing customers (iv) gain or losses from sales along with the uncertainties and other factors, including unusually adverse weather conditions, described from time to time in the company's SEC filing and reports. This report includes " forward-looking statements" including, without limitation, statements as to the Company's liquidity, availability of capital resources and its Year 2000 program.

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

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:


Exhibit
Number      Description of Exhibit
------      ----------------------

10.99 First Waiver (Credit Agreement) dated as of July 22, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent

10.100 First Waiver (Bridge Loan Credit Agreement) dated as of July 22, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent

10.101 First Waiver (1994 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., Credit Lyonnais Los Angeles Branch, as Agent, and various lenders named therein

10.102 First Waiver (1997 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent

10.103 First Waiver (1998 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Realty Trust 1998-1, Wilmington Trust Company, Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent

10.104 Employment Agreement dated as of September 1, 1998 by and among Smart & Final Inc. and Phillip E. Hawkins*

10.105 Second Waiver (Credit Agreement) dated as of October 1, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent

10.106 Second Waiver (Bridge Loan Credit Agreement) dated as of October 1, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent

10.107 Second Waiver (1994 Participation Agreement) dated as of October 1, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., Credit Lyonnais Los Angeles Branch, as Agent, and various lenders named therein

10.108 Second Waiver (1997 Participation Agreement) dated as of October 1, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent

10.109 Second Waiver (1998 Participation Agreement) dated as of October 1, 1998 by and among the Company, Smart & Final Realty Trust 1998-1, Wilmington Trust Company, Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent

10.110 Loan Agreement dated as of November 13, 1998 by and among the Company and Casino USA, Inc.

10.111    Promissory Note dated as of November 13, 1998

10.112 Credit Agreement dated as of November 13, 1998 by and among the Company, the financial institutions and other entities listed as Lenders, Credit Lyonnais Los Angeles Branch, as Administrative Agent, and as Co-Lead Arranger, Nationsbanc Montgomery Securities LLC, as Syndication Agent, and Credit Lyonnais New York Branch, as L/C Bank

10.113 Participation Agreement dated as of November 13, 1998 by and among the Company as Lessee and Construction Agent, various parties from time to time as Guarantors, First Security Bank, National Association, various banks and other lending institutions as Holders and Lenders, and Credit Lyonnais Los Angeles Branch as Administrative Agent

27        Financial Data Schedule

* Management contract and compensatory plans, contracts and arrangements of the Company.

     (b)  Reports on Form 8-K:

          A Form 8-K was filed by the Company, dated August 17, 1998, to report the appointment of a new President and Chief Operating Officer, Phillip E. Hawkins.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SMART & FINAL INC.


                                        By:



DATE:  NOVEMBER 23, 1998
                                              /s/ MARTIN A. LYNCH
                                        __________________________________

                                                 Martin A. Lynch
                                               Executive Vice President,
                                           PrincipaL Financial Officer, And
                                     Principal Accounting Officer of the Company

                               SMART & FINAL INC.
                                 EXHIBIT INDEX

                                                            Sequentially
                                                             Numbered
EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT                    Page
--------------     ----------------------                    ----


10.99 First Waiver (Credit Agreement) dated as of July 22, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent

10.100 First Waiver (Bridge Loan Credit Agreement) dated as of July 22, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent

10.101 First Waiver (1994 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., Credit Lyonnais Los Angeles Branch, as Agent, and various lenders named therein

10.102 First Waiver (1997 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent

 10.103 First Waiver (1998 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Realty Trust 1998-1, Wilmington Trust Company, Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent

10.104 Employment Agreement dated as of September 1, 1998 by and among Smart & Final Inc. and Phillip E. Hawkins

10.105 Second Waiver (Credit Agreement) dated as of October 1, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent

10.106 Second Waiver (Bridge Loan Credit Agreement) dated as of October 1, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent

10.107 Second Waiver (1994 Participation Agreement) dated as of October 1, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., Credit Lyonnais Los Angeles Branch, as Agent, and various lenders named therein

10.108 Second Waiver (1997 Participation Agreement) dated as of October 1, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent

                              SMART & FINAL INC.
                                 EXHIBIT INDEX
                                  (continued)

                                                                    Sequentially
                                                                    Numbered
Exhibit Number      Description of Exhibit                          Page
--------------      ----------------------                          ----


10.109 Second Waiver (1998 Participation Agreement) dated as of October 1, 1998 by and among the Company, Smart & Final Realty Trust 1998-1, Wilmington Trust Company, Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent

10.110 Loan Agreement dated as of November 13, 1998 by and among the Company and Casino USA, Inc.

10.111              Promissory Note dated as of November 13, 1998

10.112 Credit Agreement dated as of November 13, 1998 by and among the Company, the financial institutions and other entities listed as Lenders, Credit Lyonnais Los Angeles Branch, as Administrative Agent, and as Co-Lead Arranger, Nationsbanc Montgomery Securities LLC, as Syndication Agent, and Credit Lyonnais New York Branch, as L/C Bank

10.113 Participation Agreement dated as of November 13, 1998 by and among the Company as Lessee and Construction Agent, various parties from time to time as Guarantors, First Security Bank, National Association, various banks and other lending institutions as Holders and Lenders, and Credit Lyonnais Los Angeles Branch as Administrative Agent

27                  Financial Data Schedule