Form 10-K
period 1999-01-03
SMART & FINAL INC/DE
filed 1999-03-24
CIK 875751

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark one)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended January 3, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

  For the transition period from  to

                       Commission File Number 001-10811

                               ----------------

                              SMART & FINAL INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                     95-4079584
       (State or other jurisdiction of                        (IRS Employer
       incorporation or organization)                      Identification No.)

             600 Citadel Drive, City of Commerce, California 90040
              (Address of principal executive offices) (Zip Code)

                                (323) 869-7500
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
             Title of each class                            on which registered
             -------------------                           ---------------------
   Common Stock, par value $.01 per share                 New York Stock Exchange

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 17, 1999, the aggregate market value of Common Stock held by nonaffiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $35,747,791 ("nonaffiliates" excludes for this purpose executive officers, directors and beneficial owners, known to the registrant, of more than 10% of the outstanding Common Stock).

  As of March 17, 1999, the registrant had outstanding 22,527,179 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 1999 are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               SMART & FINAL INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended January 3, 1999

 Caption                                                                   Page
 -------                                                                   ----
                                      PART I
 ITEM 1  BUSINESS.......................................................     3
 ITEM 2  PROPERTIES.....................................................    10
 ITEM 3  LEGAL PROCEEDINGS..............................................    11
 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    11
                                     PART II
 ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...........................................    12
 ITEM 6  SELECTED FINANCIAL DATA........................................    13
 ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.........................................    14
 ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....    20
 ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    22
 ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE..........................................    47
                                     PART III
 ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    48
 ITEM 11 EXECUTIVE COMPENSATION.........................................    48
 ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................    48
 ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    48
                                     PART IV
 ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
         K..............................................................    49

                                    PART I

ITEM 1. BUSINESS

General

  Smart & Final Inc. (the "Company") operated 209 non-membership warehouse grocery stores in Arizona, California, Florida, Idaho, Nevada, Oregon, and Washington at fiscal year end 1998 through its principal subsidiary, Smart & Final Stores Corporation, a California corporation ("Smart & Final"). This includes the 39 Cash & Carry grocery warehouse stores acquired in May 1998 from United Grocers, Inc. Most of the acquired stores continue to operate under the Cash & Carry name. Smart & Final also operates six stores in Mexico through a joint venture with the operators of the Calimax store chain. The joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. and is reported on the equity basis of accounting.

  Smart & Final stores offer a consistent selection of approximately 10,000 food items, supplies and equipment, primarily in institutional sizes and quantities, targeted at small foodservice businesses and other customer groups. The Company believes that Smart & Final is strategically positioned in a substantial niche market between membership warehouse clubs and traditional foodservice operators.

  The Company also owns American Foodservice Distributors, a California corporation ("AFD"), which is a holding company for traditional broadline foodservice distributors. At year end, AFD owned 100% of Port Stockton Food Distributors, Inc., a California corporation, an institutional full-line food distributor in Northern California. In early 1998, in order to further its name recognition, Port Stockton Food Distributors, Inc. began doing business under the name Smart & Final Foodservice Distributors ("Smart & Final Foodservice"). At year-end AFD also owned 100% of the Henry Lee Company, a Florida corporation. In late 1997, AFD acquired the assets of Orlando Foodservice, Inc. and Capricorn Foods of Central Florida, Inc., processing and distribution companies in Florida, and the assets of Southern Foods, a meat processing and distribution company in Florida (all Florida foodservice operations are collectively referred to as "Henry Lee").

  The Company is a Delaware corporation and was previously incorporated in California under the name SFI Corporation. The Company is headquartered in Los Angeles, and at fiscal year end 1998, had 5,447 associates. In fiscal 1998, the Company had sales of $1,662 million.

  Financial information about the Company's segments is incorporated herein by reference from Note 14 to the Consolidated Financial Statements included in this report.

Smart & Final Stores

  Smart & Final specializes in providing merchandise and customer services to meet the foodservice and related needs of restaurants, caterers, clubs, organizations and small and mid-sized businesses. The stores also attract value-oriented retail customers who, while not directly a target group, prefer to purchase items in large sizes or quantities. Smart & Final stores carry a broad selection of items in a hybrid, retail/wholesale format. With an average size of 16,662 square feet, the stores' smaller footprint enables the Company to locate a greater number of stores in urban and suburban neighborhoods than warehouse club operators, which provides a faster, more convenient shopping experience for the customer.

  Smart & Final has experienced significant sales growth despite the expansion of the warehouse club industry in the Company's geographic markets. The Company attributes its growth to its commitment to be a primary supplier for the needs of small and mid-sized independent foodservice operators. Smart & Final positions itself competitively by offering convenience, attractive pricing, a wide and consistent assortment including high quality corporate brand items, and a high level of customer service. The Company's specific focus on foodservice operators enables Smart & Final to react quickly to changing market requirements and customer needs. Management believes these strategies, together with its unique retail/wholesale concept, provides greater overall value than the competition.

  In May 1998, the Company acquired 39 Cash & Carry stores, mainly in the Pacific Northwest, taking the Company toward opening all of the western United States to Smart & Final's warehouse grocery concept. During the mid 1990's, Smart & Final stores explored new geographic areas for expansion. One of the areas identified was Florida. In 1996, the Company opened ten new stores in Florida. In late 1997, the company closed two of the stores located outside the greater Miami area and subsequently opened two new stores in the greater Miami area, one in late 1997 and one in early 1998. Although the Smart & Final operations in Florida are not yet profitable, the Company believes Florida, with its vibrant economy, its significant Hispanic presence, and its concentration of small independent restaurants and businesses, is an attractive growth market for its store concept.

  During the early to mid 1990's, the Company focused on opening stores in its existing markets and expanding in Northern California. The Company plans to continue expansion in its mature market areas through relocations and remodels of existing stores and new store openings. In 1999, Smart & Final intends to concentrate on assimilating the United Grocers Cash & Carry stores and plans to open five new stores.

  The Company has also acquired several traditional foodservice distribution companies in recent years (See American Foodservice Distributors). Product for stores and foodservice customers is being handled from the same distribution facilities. Management believes that ownership of foodservice distributors facilitates store expansion in new markets because it reduces product costs and distribution expenses inherent in new markets.

  The following table shows certain information regarding Smart & Final stores for the years indicated:

                                       Fiscal  Fiscal  Fiscal  Fiscal  Fiscal
                                        1998    1997    1996    1995    1994
                                       ------  ------  ------  ------  ------
USA
Beginning store count.................    167     168     155     144     135
Stores opened:
  New stores..........................      5       4      13      11      10
  Relocations.........................      3       7       6       4       3
  Acquired............................     39     --      --      --      --
Stores relocated or closed............     (5)    (12)     (6)     (4)     (4)
                                       ------  ------  ------  ------  ------
Ending store count....................    209     167     168     155     144
                                       ------  ------  ------  ------  ------
MEXICO
Beginning store count.................      5       5       3       3       1
New stores opened.....................      1     --        2     --        2
                                       ------  ------  ------  ------  ------
Ending store count....................      6       5       5       3       3
                                       ------  ------  ------  ------  ------
Total Ending Store Count..............    215     172     173     158     147
                                       ======  ======  ======  ======  ======
STATISTICAL DATA:
Average selling square feet per store
 at end of period:
  USA................................. 16,662  15,448  14,859  14,431  14,239
  MEXICO.............................. 17,350  16,946  16,946  16,473  16,473
New store data:
  New markets stores (USA)............      1       1      10       5       6
  Average selling square feet
    USA............................... 21,079  21,462  16,788  14,698  15,820
    MEXICO............................ 19,368     --   17,656  16,473  16,473

  Mexico operations are not consolidated and are reported on the equity basis.

  Developing new stores, from initiation of construction to store opening, requires approximately nine months for new locations and four months for retrofitting of existing buildings. Equipment and inventory for each new store averages $450,000 and $420,000, respectively. On average, each retrofitted store costs approximately $430,000 in leasehold improvements and requires up to $620,000 of equipment.

  To date, new stores opened in existing markets generally have achieved break-even on a pre-tax profit basis after allocation of all corporate expenses within six to 18 months. Stores opened in new markets, which mature more slowly, generally have achieved break-even within three years. Because of the complex customer mix, break-even of the Florida stores is expected to take an even longer period. However, there can be no assurance that the Company will be able to open new stores in a timely manner; to hire, train and integrate employees; to continue locating and obtaining favorable store sites; and to adapt distribution, management information and other operating systems sufficiently to grow in a successful and profitable manner.

Merchandising

  Customers. Smart & Final focuses on identifying, addressing and satisfying the needs of small and mid-sized foodservice customers. Target customers include independent restaurants, sandwich shops, bakeries, caterers and catering trucks, mini-marts, and bars. Typical store customers do not require delivery and have consistent needs for institutional size food and related supplies. Stores also attract value-oriented retail customers who, while not directly a target group, prefer to purchase items in large sizes or quantities. Customers with occasional foodservice needs, such as clubs and organizations, find the Smart & Final Stores well suited to meet these needs. In addition, large chain restaurants and other major foodservice operators use Smart & Final as a fill-in or a backup supplier.

  Product Assortment and Quality. Each Smart & Final store carries approximately 10,000 assorted food and related items in bulk sizes and quantities. The Company offers customers a wide product selection, including frozen and refrigerated foods (a category that includes delicatessen products and fresh produce), paper products, janitorial supplies, restaurant equipment, tobacco, candy, snacks, beverages, and party supplies. Products regularly undergo a formalized profitability review that identifies items that should be added or removed. The Company is also testing new product categories, such as fresh meats, in certain stores. The Company believes the size, consistency, and depth of its product assortment satisfies customers' needs.

  Product quality is paramount in the Smart & Final product assortment. The Company's quality assurance department insures that its high standards are maintained for all corporate brands and products.

  Corporate Brand Positioning. Smart & Final utilizes its own corporate brands within most merchandise categories, providing an alternative to national brands and other corporate and private label brands. Corporate brands are positioned to create brand loyalty and establish an ongoing customer franchise. Furthermore, management believes foodservice customers make purchases based on a quality/value/price perception. Smart & Final corporate brands target leading competitive brands with attention to quality and value. In addition, the profit contribution from corporate brands is generally higher than the comparable national brand product.

  During 1998, the Company continued to grow the sales and gross profit contribution of the corporate brands program. Each operating company actively markets the program. The program consists of a three-quality-tier core program. The SmartBuy Brand is a standard grade, quality controlled label positioned as "the price leader"; Smart & Final, the Company's national brand equivalent, is a consistent, quality-driven, competitively priced brand; and Smart & Final Premium Brand represents the highest quality within the product line. There are approximately 2,000 stock keeping units (SKUs) represented by these brands.

  In addition to the core corporate brand program, the Montecito and La Romanella corporate brands are designed to reach niche ethnic markets while enhancing our core products. The Company's authentic Hispanic-style brand, Montecito, represents over 100 SKUs. The La Romanella brand, a high quality line of Italian-style products, consists of approximately 175 SKUs.

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

  Customer Service. Smart & Final focuses on customer service and convenience to encourage more frequent store visits and greater average purchase size. For example, stores offer convenient locations, operating hours and front door parking lots, along with logical layouts and highly readable signage. Smart & Final also maintains a high in-stock service rate, averaging 97%; high product quality; clean stores; friendly, responsible and knowledgeable personnel; and specialized point-of-sale support.

  Smart & Final utilizes customer service centers and representatives, provides informative customer materials, and emphasizes associate training that builds customer loyalty. In addition, stores take customers' special orders for a wide variety of products not carried regularly in its assortment. The Company also provides customers with telephone and fax order service, enhancing its in-store capability. The Company also has an associate training program designed to increase store associates' retailing expertise and product knowledge. Smart University, the Company's in-house training center, provides all associates with the opportunity to build their knowledge and acquire additional skills. The training center also trains third parties on a fee for service basis.

  Marketing. Smart & Final utilizes a niche marketing strategy that targets small and mid-sized foodservice customers, reflects differences in rural and urban markets, and addresses the differing needs of individual stores. Marketing efforts have recently been refocused on addressing more specific and targeted customer communication. Distribution of promotional communication has shifted from newspaper insertion and large-scale direct mail, to targeted direct mail to specific customer groups with promotional messages that meet these customers' needs. Cooperative advertisements have become focused on addressing specific customer needs. This advertising is distributed in conjunction with participating suppliers, thereby reducing Smart & Final's cost for those vehicles.

  Smart & Final bases its marketing strategies on comprehensive research, combining periodic attitude awareness and usage studies with focused research to address specific objectives. All studies are custom designed and conducted by leading independent research firms specializing in the food industry.

  Store Design and Size. Smart & Final stores are designed as convenient warehouse stores dedicated to easing the shopping experience. For the last three years, new stores have ranged between 13,000 and 34,000 square feet. Smart & Final stores are organized into dry grocery, beverages, frozen foods, janitorial, candy, snacks, party supplies and other departments. In addition, prototype designs are improved continually to enhance traffic flow, space utilization, departmentalization, adjacencies of merchandise, and overall visual appeal without diluting the convenient warehouse image. Each Smart & Final store normally has four to six checkout counters and is staffed by approximately 15 associates.

  Website. The Company has a site on the World Wide Web at http://www.smartandfinal.com. The Company's site features a variety of information for various audiences, presented in an engaging format. The site provides valuable ideas and information to our core customers, primarily independent restaurants, caterers, clubs, and small businesses. Customers can locate their nearest stores or take a virtual tour of a typical store. Customers can view product specials and pricing by viewing "Smart Finds" on the site. Expanded product assortment and new store services are featured regularly. Other features of the Company's site include a complete history of the Company, financial information and job opportunities. Smart & Final's site is updated on a regular basis. The site also links to other web sites that may be of interest to the Company's core customers.

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

  Distribution. Smart & Final supports the largest percentage of its Western store network from the Los Angeles area. During 1998, Smart & Final operated three distribution centers in the Los Angeles area: a 446,000 square foot dry goods warehouse adjacent to the corporate office complex, a 149,000 square foot satellite warehouse, and a 95,000 square foot perishable warehouse. When necessary, Smart & Final contracts for outside storage space for investment buy inventory. The Company has completed construction of a new 445,000 square foot distribution center in City of Commerce which began operations in early February 1999. This new facility replaced the older primary and satellite warehouses and, because of its higher ceiling, has approximately double the aggregate storage capacity of the older facilities.

  In Northern California, the Company operates a 270,000 square foot distribution facility, a 33,000 square foot freezer facility, and an additional 100,000 square foot warehouse, and two smaller facilities for fresh meat and produce operations. These facilities serve approximately
5,000 foodservice customers and 43 Northern California stores. In Florida, the Company serves approximately 5,435 foodservice customers and the Smart & Final stores from a 230,000 square foot distribution center in Miami, Florida and a 160,000 square foot distribution facility in Orlando, Florida. The Orlando facility opened in August 1997. The Company also operated an additional 30,000 square foot off-site facility until November 1998. A 99,000 square foot frozen facility located in Miami, Florida opened in the third quarter of 1998. The Cash & Carry stores are served through a service agreement with United Grocers, Inc.

  Smart & Final utilizes computerized inventory management systems, radio frequency technology, and integrated labor management systems in its warehouses.

  Smart & Final operates a fleet of 238 tractors and 330 trailers that are either owned or leased. Smart & Final increases efficiencies of its fleet by filling outbound trucks to capacity and utilizing a backhaul program for inbound deliveries. Approximately 52% of Smart & Final's warehouse merchandise is delivered to the warehouse by its own trucks.

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

American Foodservice Distributors

  American Foodservice Distributors ("AFD") is a holding company for the Company's two institutional broadline foodservice distributors, Smart & Final Foodservice and Henry Lee Company, and for its Southern Foods and Orlando Foodservice divisions operating in Florida. Smart & Final Foodservice also owns Davis Lay and Craig and Hamilton that operate produce and meat processing, respectively. AFD's 1998 sales were $456.0 million. In addition to a broadline assortment, AFD provides its customers primary services including product delivery, extension of credit and ancillary services such as restaurant equipment and supplies. The full-line assortment for these distributors features dry grocery, frozen foods, fresh meat, deli products, produce, tobacco, health and beauty aids, paper and packaging, janitorial supplies, and restaurant equipment and supplies.

  AFD has distribution facilities and offices in Stockton and Modesto, California and serves Northern California markets from the Bay Area on the west to the Sierra on the East, Eureka on the North and Fresno on the South. AFD's Northern California operations also serve 43 Northern California Smart & Final stores. At year end, approximately 18% of AFD's Northern California sales were Smart & Final Corporate Brand products.

  AFD, through its Henry Lee and Smart & Final Foodservice subsidiaries, is a large member of the All Kitchens Distributors, Inc. buying group which has annual member sales of over $7.2 billion. AFD is also a member of the DMA Major Account sales group.

  AFD's Florida operations are headquartered in Miami, Florida and serves foodservice operator customers primarily located in the State of Florida and certain markets in the Caribbean, and South and Central America. AFD's distribution center in Miami provides the infrastructure to service Smart & Final stores in Florida. During 1998, approximately 9% of AFD's Florida sales were Smart & Final Corporate Brand products.

  AFD serves approximately 10,435 foodservice customers such as restaurants, coffee shops, hotels, cruise ships, and institutions. At year end AFD employed approximately 1,507 associates.

Competition

  The Company participates in the highly competitive $141 billion annual sales domestic food distribution industry. Its competitors include membership and non-membership warehouse stores, wholesale distributors, supermarkets, and other retailers. Many of the Company's competitors have greater financial, distribution and marketing resources, as well as greater name recognition than the Company.

  Intense price competition and rapid store growth have characterized the membership warehouse club segment of the industry over the past decade. The Company's two major warehouse club competitors are Costco Companies and the Sam's Club division of Wal-Mart.

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

Human Resources

  The Company strongly emphasizes the career development and retention of its associates. Despite its strong growth in recent years, the Company strives to maintain the culture of a highly focused, innovative organization that maximizes employee productivity and contributions. The Company actively recruits and offers training opportunities to employees to develop qualified candidates for managerial positions as vacancies occur.

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

  At fiscal year end, the Company and its subsidiaries employed approximately 5,447 persons, including 3,713 at Smart & Final, 810 at Smart & Final Foodservice, 697 at Henry Lee and 227 at Cash and Carry store operations.

  Hourly associates employed by Cash and Carry store operations in Oregon are party to a labor contract previously negotiated between the United Brotherhood of Teamsters and United Grocers, Inc. Cash and Carry Stores were acquired from United Grocers in 1998 and Smart & Final assumed the Teamster Contract. Approximately 100 associates are covered by this plan. Smart & Final Foodservice is a party to an agreement with its Food Distribution Employees Association, representing approximately 270 associates, which contains certain procedures and policies with respect to management and associate relations. The Company considers relations with its associates to be good.

ITEM 2. PROPERTIES

  As of fiscal year end 1998, the Company leased 127 store properties directly from third party lessors, with an average remaining lease term of ten years. The Company leased 14 store properties, at year end, under its secured lease facility described below. In addition, the Company has eight stores on real property that is ground leased from third party lessors. The remaining 60 store properties are owned.

  Late in 1997, the Company sold its owned 595,000 square feet of warehouse space and 60,795 square feet of office space in Los Angeles, California and entered into a leaseback with the purchaser for approximately one year. The Company has completed construction of a new 445,000 square foot distribution facility in City of Commerce, California which began operations in early February 1999. The new facility has approximately double the storage capacity of the older facilities and is leased under the secured lease facility described below. In September 1998, the Company moved its headquarters to a 81,000 square foot leased facility in City of Commerce, California.

  Effective December 29, 1996, the Company acquired 91 properties and leasehold interests with a net book value of $71,440,000 from Casino USA and Casino Realty, which were being operated as Smart & Final stores, offices and warehouse facilities for a purchase price of $75,984,000, consisting of 1,625,000 shares of the Company's common stock (valued at $38 million) and a total of $38 million in two five-year unsecured promissory notes (the "Casino Transaction"). Of the 91 properties acquired, 86 were stores, and the remaining five were the Vernon, California distribution facility and several non-store locations.

  As part of the Casino Transaction, the Company was required to assist Casino USA and Casino Realty with the sale of certain properties, on or before December 31, 1998 that are not being operated as stores for aggregate sales proceeds of $5.7 million. As of October 1998, the Company had sold ten of the 12 such properties for $3.9 million. During 1998, the Company fulfilled its remaining obligation to Casino USA and Casino Realty and purchased the remaining two properties.

  AFD supports its Northern California customers from an owned 33,000 square foot freezer facility and a 270,000 square foot distribution facility leased under the secured lease facility described below. Additionally, the Company has a three year lease for 100,000 square feet of additional warehouse space and leases two smaller facilities for meat and produce distribution. These facilities are located in Stockton and Modesto, California.

  In Florida, AFD operates a 230,000 square foot warehouse in Miami, Florida, including 22,000 square feet of office space. AFD also occupies 7,600 square feet of space used as a maintenance facility for its fleet. Both of these facilities are leased from the former owners of Henry Lee. The remaining term of these leases is seven years. The leases contain terms and rates that are considered equivalent to those available from unrelated third party lessors. In addition, AFD operated a leased 30,000 square feet off-site facility through November 1998. AFD also operates a leased 160,000 square foot distribution facility in Orlando, Florida. This lease expires in 2006. A 99,000 square foot frozen food facility in Miami, Florida opened in the third quarter of 1998. This facility is being leased under the secured lease facility described below.

  The Company plans to continue to lease properties, but also may elect to own some of its new stores on an interim or permanent basis. The Company has a $90 million secured lease facility, which provides for the lease of the distribution center in Stockton, California and for store expansion and distribution facilities in California and Florida. As of January 3, 1999, $71.2 million had been utilized under this facility for various store and distribution facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to the security holders of the Company for a vote during the quarter ended January 3, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol SMF. As of March 17, 1999 there were 234 registered holders of the common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $9.1875. The following table sets forth the high and low sales prices of the common stock as reported on the NYSE composite tape, together with the amount of cash dividends declared per share for each quarter of the Company's two most recent fiscal years.

                                                                         Cash
                                                                       Dividend
                                                       High     Low    Declared
                                                     -------- -------- --------
     First Quarter of 1997.......................... 23 3/4   20 7/8    $0.05
     Second Quarter of 1997......................... 22 3/4   19 1/8    $0.05
     Third Quarter of 1997.......................... 25 3/4   22 11/16  $0.05
     Fourth Quarter of 1997......................... 24 3/4   16 5/16   $0.05
     First Quarter of 1998.......................... 20 1/4   16 15/16  $0.05
     Second Quarter of 1998......................... 19 13/16 17        $0.05
     Third Quarter of 1998.......................... 17 5/8   7 1/8     $0.05
     Fourth Quarter of 1998......................... 11 1/8   8 1/8     $0.05

The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors, and there can be no assurance whether or when dividends will be paid in the future. The Company announced in a press release dated February 17, 1999, that, as part of a program to reduce debt levels and interest expense, dividends on its common stock have been suspended indefinitely. The suspension of dividends is effective following the payment of the fourth quarter 1998 dividend paid on January 29, 1999. Information concerning certain dividend restrictions under the Company's Senior Secured Credit Facility is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
             (in thousands, except per share and statistical data)

                                             Fiscal Year(A)
                          -----------------------------------------------------------
                           1998(E)       1997(D)      1996          1995      1994(B)
                          ----------   ----------  ----------    ----------  --------
Income Statement Data:
Sales...................  $1,661,629   $1,453,020  $1,302,561    $1,173,325  $952,477
Gross margin............     205,688      194,663     190,395       171,732   144,396
Income from operations..       1,151       15,930      42,588        32,465    28,511
Interest income
 (expense), net.........     (13,304)      (8,117)     (3,373)       (2,028)      521
Income (loss) before
 provision for income
 taxes, minority share
 of net income and
 cumulative effect of
 accounting changes.....     (12,153)       7,813      39,215        30,437    29,032
Net income (loss) ......      (8,659)       6,636      24,334        18,296    17,470
Earnings (loss) per
 common share, assuming
 dilution...............       (0.38)        0.29        1.15          0.88      0.85
Dividend per share......  $     0.20   $     0.20  $     0.20    $     0.20  $   0.20
Weighted average common
 shares outstanding.....      22,596       22,753      21,206        20,751    20,520
Financial Data (at
 fiscal year-end):
Cash and cash
 equivalents............  $   20,887   $   22,891  $   16,795    $   15,415  $ 10,494
Working capital
 (deficit)..............     (11,097)      68,482      79,245        79,493    62,501
Total assets............     582,264      488,145     441,424       314,656   267,813
Long-term debt and
 capital leases,
 excluding current
 maturities.............      78,712       80,024      82,644        43,586    21,124
Stockholders' equity....     189,286      200,329     195,655(C)    140,052   125,330
Other Statistical Data:
Comparable store sales
 growth.................        (0.2)%        2.0%        2.7%          5.0%      5.5%
Stores at year end
 (including Mexico).....         215          172         173           158       147
Total retail square
 footage at year end
 (thousands)............       3,586        2,610       2,496         2,237     2,050
Sales per selling square
 foot...................  $      396   $      389  $      406    $      441  $    428
Store customer
 transactions
 (thousands)............      33,048       33,538      31,132        29,097    26,688
Employees at year end...       5,447        5,205       4,577         4,341     3,718

--------
(A) For all years, 52 weeks except fiscal year 1997, which had 53 weeks.

(B) Amounts include results of Henry Lee from the date of its acquisition in November 1994.

(C) 1,625,000 of common shares were issued on December 29, 1996 to affiliated companies for $38 million, see "Properties".

(D) Amounts include results of Davis Lay division from May 1997. Amounts include results of Orlando Foodservice Inc., Capricorn Foods of Central Florida, Inc. and Southern Foods since their dates of asset acquisitions in September 1997.

(E) Amounts include results of United Grocers Cash & Carry store operations from the date of its acquisition in May 1998.

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

                                 52 Weeks          53 Weeks         52 Weeks
                                   1998              1997             1996
                              ---------------   ---------------  --------------
                                 (Dollars in millions, except per share
                                                amounts)
Sales:
 Stores.....................  $1,205.6   72.6 % $1,049.0   72.2% $  992.5  76.2%
 Foodservice................     456.0   27.4      404.0   27.8     310.1  23.8
                              --------  -----   --------  -----  -------- -----
   Sales, consolidated
    total...................   1,661.6  100.0    1,453.0  100.0   1,302.6 100.0
                              --------  -----   --------  -----  -------- -----
Cost of sales, buying and
 occupancy:
 Stores.....................   1,027.4   85.2      884.9   84.4     833.0  83.9
 Foodservice................     428.5   94.0      373.4   92.4     279.2  90.0
                              --------  -----   --------  -----  -------- -----
   Total cost of sales,
    buying and occupancy....   1,455.9   87.6    1,258.3   86.6   1,112.2  85.4
                              --------  -----   --------  -----  -------- -----
Gross margin................     205.7   12.4      194.7   13.4     190.4  14.6
Operating and administrative
 expenses...................     204.5   12.3      169.9   11.7     147.8  11.3
One-time charges............       --     --         8.9    0.6       --    --
                              --------  -----   --------  -----  -------- -----
Income from operations......       1.2    0.1       15.9    1.1      42.6   3.3
Interest expense, net.......      13.3    0.8        8.1    0.6       3.4   0.3
                              --------  -----   --------  -----  -------- -----
Income (loss) before
 provision for income taxes,
 minority share of net
 income and cumulative
 effect of accounting
 change.....................     (12.1)  (0.7)       7.8    0.5      39.2   3.0
Income taxes................      (4.3)  (0.3)       1.9    0.1      14.9   1.1
Minority share of net
 income.....................       --     --        (0.5)   --        0.2   --
                              --------  -----   --------  -----  -------- -----
Income (loss) from
 consolidated subsidiaries..      (7.8)  (0.5)       6.4    0.4      24.1   1.9
Equity earnings in
 unconsolidated subsidiary..       0.2    --         0.2    --        0.2   --
Cumulative effect of
 accounting change..........       1.1    0.1        --     --        --    --
                              --------  -----   --------  -----  -------- -----
Net income (loss)...........  $   (8.7)  (0.5)% $    6.6    0.5% $   24.3   1.9%
                              ========  =====   ========  =====  ======== =====
Earnings (loss) per common
 share......................  $  (0.39)         $   0.30         $   1.20
                              ========          ========         ========
Earnings (loss) per common
 share, assuming dilution...  $  (0.38)         $   0.29         $   1.15
                              ========          ========         ========

Results of operations

  The Company's net loss was $8.7 million, or ($0.38) per diluted share, in 1998, compared with net income of $6.6 million, or $0.29 per diluted share, in 1997, and $24.3 million, or $1.15 per diluted share, in 1996. The following table sets forth pre-tax profit or loss, in millions, for each of the Company's various reportable segments:

                                                            1998   1997   1996
                                                           ------  -----  -----
   Stores................................................  $ 23.1  $21.9  $40.0
   Foodservice...........................................   (18.0)  (8.6)   6.7
                                                           ------  -----  -----
    Segment totals.......................................     5.1   13.3   46.7
   Interest and other corporate expenses.................   (17.2)  (5.5)  (7.5)
                                                           ------  -----  -----
   Consolidated pre-tax (loss) profit....................  $(12.1) $ 7.8  $39.2
                                                           ======  =====  =====

Change in management

  In November 1998 the Company announced that Robert J. Emmons would retire from his position as Chief Executive Officer and would resign from the Company's Board of Directors effective January 4, 1999. The Board requested one of its members, Ross Roeder, to assume the position of Chairman of the Board and Chief Executive Officer, replacing Emmons. Roeder immediately proceeded with an assessment of the overall business and developed a plan to redirect the Company's business and to improve operating efficiency. As a result, a number of specific actions were taken late in 1998 that reduced earnings for the fourth quarter and year.

A number of factors impacted the results of operations in 1998 and 1997:

 Factors affecting 1998 results:

  .  Actions taken late in 1998 by new executive management:

    . A decision to sell non-core properties resulted in a $3.4 million pretax reduction to estimated realizable values.

    . A pretax charge of $3.2 million was established to provide for severance costs incurred in connection with the downsizing of management.

    . Certain activities in the Florida foodservice operations were discontinued and administrative functions were consolidated, resulting in a pretax charge of $3.0 million.

    . In-store bakery operations were discontinued, causing a pretax write-off of $1.5 million.

    . Focus on Northern California foodservice changed from aggressive sales growth to credit quality of customers and improved margins resulting in related accounts receivable losses and inventory write-downs of $3.7 million, pretax.

    . Re-racking of the Northern California distribution center and other charges resulted in write-downs of $1.6 million, pretax.

  . Adoption of a new retirement program and other increased benefits at the Northern California unit resulted in pretax charges of $1.4 million.

  . Henry Lee operating results declined sharply as service levels deteriorated due to inadequate distribution capacity starting in the third quarter of 1997. The distribution inefficiencies continued into 1998. Service problems reduced sales as customers chose other alternatives, reduced gross margins as prices were cut to retain customers, and sharply increased distribution costs in both foodservice and store operations. Distribution capacity was increased during 1998.

  . 1998 results included a cumulative effect of accounting change, pretax charge of $1.9 million, related to adoption of the American Institute of Certified Public Accountants ("AICPA") Statement of position 98-5, which requires the write-off of start-up costs.

 Factors affecting 1997 results:

  . Florida distribution facility inefficiencies and related service level problems commencing in the third quarter of the year reduced sales, lowered gross margins, and increased expenses.

  . A special pretax charge of $8.9 million was recorded in the fourth quarter that included the cost of closing two Florida stores, write-off of certain distribution software systems and expenses of a management reorganization.

  . Introduction of an inventory management program resulted in a $3.0 million pretax inventory write-down.

  . Introduction of stringent credit controls in the Florida foodservice export business resulted in an additional provision for doubtful accounts of $3.0 million before taxes.

  . A price reduction program introduced at Smart & Final stores early in 1997 reduced gross margin by $5.0 million, but failed to increase store sales growth to the level that had been anticipated.

  Year to year quarterly results significantly deteriorated during 1997 from profits in the first, second and third quarters of the year to a loss in the fourth quarter of 1997. The fourth quarter loss was due to factors discussed above.

  During 1998, earnings improved from a small loss in the first quarter to modest earnings in the second quarter, strong earnings in the third quarter and a sizeable loss in the fourth quarter. The strong earnings of the third quarter of 1998 were in part due to a vendor support program that contributed earnings of approximately $0.07 per diluted share in the quarter and real estate gains that contributed approximately $0.03 per diluted share. As described above, the earnings decline in the fourth quarter of 1998 reflects the actions taken by new executive management.

  Comparative year to year operating results deteriorated during the first half of 1998 due to losses from Florida foodservice distribution and lower vendor rebates and allowance income.

  Quarterly earnings per common share, assuming dilution:

                                            First   Second Third Fourth   Year
                                            ------  ------ ----- ------  ------
       1998................................ $(0.09) $0.06  $0.25 $(0.60) $(0.38)
       1997................................   0.22   0.30   0.30  (0.54)   0.29

  During the third quarter of 1997, Henry Lee began a comprehensive integration of their Miami distribution center to provide the capability for stores distribution in addition to the existing foodservice distribution capability. This was a significant undertaking which required reconfiguration and re-racking of portions of the distribution center, the installation of new warehouse management and distribution software systems and the movement of numerous store's product into the distribution center. It also increased the complexity of product distribution. Significant problems were encountered in this conversion which resulted in declines in service levels and overstocked inventory levels in the distribution center. These conditions resulted in a significant impact on sales, gross margin, and distribution expense in the third and fourth quarters of 1997.

  Although service levels improved throughout 1998, particularly the Orlando distribution center opened in the third quarter and the new Miami frozen food facility opened in the fourth quarter, the business was negatively impacted by the problems that had been experienced late in 1997. This weakened Florida foodservice sales growth and resulted in year to year gross margin declines.

  Sales. Sales were $1,661.6 million in 1998, $1,453.0 million in 1997, and $1,302.6 million in 1996. Sales reflect the acquisition of the United Grocers Cash & Carry ("Cash & Carry") store operations. Cash & Carry sales following the May 15, 1998 acquisition were $164.5 million. Total sales increased 14.4% in 1998, 11.6% in 1997, and 11.0% in 1996. The Company follows a 52-53 week fiscal year and 1997 included a fifty-third week.

  Store sales, including Cash & Carry, increased 14.9% in 1998, 5.7% in 1997, and 7.0% in 1996. Same store sales declined 0.2% in 1998, compared to a 2.0% increase in 1997 and a 2.7% increase in 1996. Forty-one new stores, including relocations and three in Mexico, were opened during the three years, nine in 1998, 11 in 1997, and 21 in 1996. Additionally, 39 stores were acquired from United Grocers in 1998. Foodservice sales increased 12.9% in 1998, 30.3% in 1997, and 26.0% in 1996.

  Gross margin. As a percentage of sales, gross margin was 12.4% in 1998, 13.4% in 1997, and 14.6% in 1996. The decline in gross profit in 1998 was caused in part by the increased mix of foodservice distribution business and decreased margins at the foodservice companies compared to 1997 due to increased meat processing and chain account sales which generate lower margins. Additionally, gross margin decreased due to the acquisition of the Cash & Carry stores which generate lower gross margins than Smart & Final stores but also operate at lower expense levels than Smart & Final stores. Increased store occupancy costs due to new and relocated stores also reduced gross margin.

  Gross margin declined in 1997 in part due to the increased mix of foodservice distribution business which grew at a stronger rate than stores. The foodservice distribution business operates at much lower gross margins and lower operating expenses than Smart & Final stores. Gross margin also declined as a result of the reduced price program introduced in the Smart & Final stores early in 1997. Gross margin was also impacted by inventory write-downs recorded in the fourth quarter of 1997.

  Operating and administrative expenses. Operating and administrative expenses were 12.3% of sales in 1998, 11.7% in 1997, and 11.3% in 1996. The major factors causing the increase in 1998 were the charges resulting from actions initiated by the new management as described above. Another factor was the addition of health benefits for part-time associates. These increases were partially offset by the benefits resulting from the acquisition of the Cash & Carry operations which operate at lower expense levels and gains recognized on the sale of unused property.

  Factors causing the increase in 1997 include an additional provision for doubtful accounts as well as charges related to the management reorganization.

  Interest expense, net. Interest expense, net increased to $13.3 million in 1998 compared to $8.1 million in 1997 and $3.4 million in 1996. The 1998 increase is the result of higher weighted average borrowings related to spending required for working capital and the Company's expansion program, which includes the United Grocers Cash & Carry acquisition. Additionally, late in 1998, the Company restructured existing debt resulting in higher weighted average interest rates to the Company.

  The increase in 1997 over 1996 was due to the late 1996 acquisition of $76 million of operating properties from an affiliated company (the "Casino Transaction") through the issuance of $38 million of debt and $38 million of the Company's common stock.

Equity earnings in unconsolidated subsidiary

  The Company's 50% interest in the Mexico joint venture operates six stores in Mexico and produced $0.2 million in equity earnings in 1998, 1997, and 1996. One new store was opened in 1998 and two new stores were opened during 1996.

Liquidity and Capital Resources

  Historically, the Company's primary source of liquidity has been cash flow from operations and retained earnings. In addition, the Company has availability under bank facilities. In 1998 net cash provided by operating activities was $39.3 million. The Company has a $150.0 million three-year revolving credit line with a group of banks, under which $133.5 million was outstanding at fiscal year end 1998.

  Effective November 13, 1998, the Company entered into a $55.4 million Loan Agreement ("Casino Loan") with Casino USA, Inc. Interest for this loan is at LIBOR plus 4.50%. The Casino Loan matures on February 15, 2002. The Casino Loan replaced the Company's existing unsecured promissory notes issued in conjunction with the 1996 acquisition of real property from Casino USA, Inc. and Casino Realty, affiliated parties, that had an outstanding balance of $30.4 million. It also replaced all then outstanding advances made to the Company from Casino USA, Inc. and Casino Realty. No principal repayments are due prior to the final maturity.

  As previously announced in December 1998, the Company expects to file a registration statement for a fixed price rights offering to its stockholders. The Company intends to distribute to its stockholders subscription rights to purchase additional shares of common stock at a discount to the market price of the stock. It is proposed that each stockholder will receive one right for each share of common stock held. The total amount of the offering is expected to be $60 million.

  The Company expects to provide additional information regarding the discounted subscription price, the number of rights needed to purchase a share of stock, offering commencement and expiration dates, and other details in a future press release. The rights offering is expected to be completed in the second fiscal quarter of 1999. The offering of rights and underlying shares will be made only by means of a prospectus following effectiveness of the registration statement for the offering.

  A principal purpose of the proposed rights offering is to increase equity capital of the Company. The Company and its majority stockholder Casino USA have proposed that Casino USA will exercise all of Casino

USA's subscription rights and will purchase any shares in the rights offering not subscribed for by other stockholders. Casino USA is expected to pay for shares it subscribes for by exchanging up to all of the $55.4 million principal of the Casino Loan for new shares based on the subscription price set in the offering. Any net cash proceeds from the offering will be used to prepay senior debt described below.

  Effective November 13, 1998, the Company entered into Senior Secured Credit Facilities with a group of banks totaling $240 million. The Senior Secured Credit Facilities include a $150 million Revolving Credit Facility ("Revolving Loan") and a $90 million Secured Lease Facility. These facilities expire on November 13, 2001. At the Company's option, the Revolving Loan can be used to support up to $10 million of commercial letters of credit. The Revolving Loan replaces the Company's existing $65 million Bridge Loan and its existing $50 million revolving line of credit and a $50 million short-term unsecured line of credit. The Secured Lease Facility replaces the Company's three existing $30 million lease facilities. Borrowings under the Senior Secured Credit Facilities are collateralized by a security interest in the Company's receivables, inventory and fixed assets. Interest for these facilities is at LIBOR, or the Administrative Agent's reference rate, plus designated amounts.

  The Company had cash and cash equivalents of $20.9 million, stockholders' equity of $189.3 million and debt, excluding capital leases, of $210.2 million at the end of fiscal year 1998. The debt consists of the $55.4 million Casino Loan, $133.5 million outstanding on the revolving credit line, a $17.5 million five-year unsecured note issued to United Grocers as a result of acquisition of its Cash & Carry stores and $3.8 million primarily from the acquisition of Henry Lee Company in 1994. The weighted average interest rate on the Company's variable rate debt for 1998 was 7.81%.

  The aggregate amount required for the Company's expansion program and other capital expenditures in 1999 is estimated to be approximately $30 million. Since 1994, the Company has utilized committed lease facilities, with a current aggregate capacity of $90 million, to finance most of its real property additions. The lease facility had $71.2 million outstanding at fiscal year end 1998.

  The Senior Secured Credit Facilities contain restrictions on the amount of cash dividends declared or paid and requires the Company to maintain certain fixed charge coverage ratios.

  The Senior Secured Credit Facilities and the Casino Loan agreements contain covenants requiring the Company to maintain certain financial ratios. As a result of the reported loss for the fourth quarter and full year 1998, the Company is not in compliance with these covenants. Casino USA has agreed to waive compliance with these covenants until the Company reports its second quarter 1999 earnings or August 31, 1999, whichever comes first.

  As of March 12, 1999, the Company has received a waiver of default of certain financial covenants under the Senior Secured Credit Facility, for a period extending until June 30, 1999. Continuation of the waiver until such date requires the performance by the Company of certain operating earnings and financial reporting requirements. The waiver also requires that the Company file its registration statement for the rights offering by April 6, 1999 and consummate the offering prior to June 30, 1999. If the Company is not successful in complying with existing financial covenants, it may be required to renegotiate the terms of its loan documents or seek another waiver of certain financial requirements.

  The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations, lease financings and other borrowings and proceeds from the issuance of equity securities. Assuming continued compliance with financial covenants, it believes that its sources of funds are adequate to provide for working capital, other capital expenditures, and debt service requirements for the foreseeable future.

Year 2000

  The Company relies on a diverse assortment of computer hardware and software, the integrated operation of which is essential to the successful implementation of the Company's operations. The Company, in 1996, began a comprehensive review of its information technology systems and other systems and equipment and has developed a Year 2000 implementation program. The implementation program has been reviewed by the Company's Board of Directors. Full compliance and testing is scheduled to be completed by mid-1999.

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

  Except for the cost of replacement systems, the Company will expense, as incurred, the cost of the Year 2000 program. The Company is funding the costs associated with the Year 2000 program through operating cash flows. The Company estimates the total incremental cost of the Year 2000 program will not exceed $2.0 million. As of the end of fiscal year 1998, the Company had incurred approximately $1.3 million in costs with respect to the Year 2000 program.

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

Seasonality

  Historically, the Company's sales have followed a seasonal pattern. Generally, third and fourth quarter sales are greater than those of the first and second quarter, due to strong demand from foodservice customers in the summer and winter holiday periods. Third quarter sales are also high because the third quarter includes four four-week periods, whereas the other quarters include three four-week periods. Sales distribution by quarter in 1998 was 20% in the first quarter, 23% in the second, 33% in the third, and 24% in the fourth.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows.

  Interest rate risk is managed through the use of interest rate collar contracts. These contracts are entered into with major financial institutions thereby minimizing risk of credit loss. See Note 4 to the consolidated financial statements for a more complete description of the Company's interest rate collars.

  The following analysis presents the sensitivity to the earnings of the Company if these changes occurred at January 3, 1999. The range of changes chosen for this analysis reflects the Company's view of changes which are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact the Company's business as a result of these changes in interest.

 Interest Rate Sensitivity Analysis

  At January 3, 1999, the Company had debt, excluding capital leases, totaling $210.2 million and interest rate collar contracts with a notional value of $100 million. The interest rate collar contracts limit LIBOR fluctuations to interest rate ranges from 4.7% to 8.0%. As of January 3, 1999, the LIBOR rate was 5.08%.

  At January 3, 1999, the Company had $188.9 million of variable rate debt and $21.3 million of fixed rate debt. Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one percentage point increase in interest rates would be approximately $1.1 million. The earnings and cash flow impact of a one percentage point decrease in interest rates would be approximately $0.7 million, holding other variables constant.

 Credit Risk

  The Company is exposed to credit risk on accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following information is included in this section:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................  23
Consolidated Balance Sheets................................................  24
Consolidated Statements of Operations......................................  25
Consolidated Statements of Stockholders' Equity............................  26
Consolidated Statements of Cash Flows......................................  27
Notes to Consolidated Financial Statements.................................  28
Supplementary Data--Summary of Quarterly Results of Operations.............  45

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smart & Final Inc.:

  We have audited the accompanying consolidated balance sheets of Smart & Final Inc. (a Delaware corporation and a 55.1 percent owned subsidiary of Casino USA, Inc.) and subsidiaries as of January 3, 1999 and January 4, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart & Final Inc. and subsidiaries as of January 3, 1999 and January 4, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

                                          Arthur Andersen LLP

Los Angeles, California
March 12, 1999

                               SMART & FINAL INC.

                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                             January   January
                                                             3, 1999   4, 1998
                                                             --------  --------
                          ASSETS
                          ------
Current assets:
  Cash & cash equivalents..................................  $ 20,887  $ 22,891
  Trade notes and accounts receivable, less allowance for
   doubtful accounts of $3,660 in 1998 and $5,518 in 1997..    70,155    75,995
  Inventories..............................................   157,678   129,761
  Prepaid expenses.........................................    22,341    15,906
  Deferred tax asset.......................................    11,511     9,600
                                                             --------  --------
    Total current assets...................................   282,572   254,153
Property, plant and equipment:
  Land.....................................................    36,387    35,631
  Buildings and improvements...............................    29,625    29,530
  Leasehold improvements...................................    85,501    67,821
  Fixtures and equipment...................................   162,148   139,316
                                                             --------  --------
                                                              313,661   272,298
  Less--Accumulated depreciation and amortization..........   108,588    85,808
                                                             --------  --------
    Net property, plant and equipment......................   205,073   186,490
Assets under capital leases, net of accumulated
 amortization of $6,669 in 1998 and $6,150 in 1997.........     4,016     4,535
Goodwill, net of accumulated amortization of $2,060 in 1998
 and $903 in 1997..........................................    56,667    18,940
Deferred tax asset.........................................     3,730     3,148
Other assets...............................................    30,206    20,879
                                                             --------  --------
    Total Assets...........................................  $582,264  $488,145
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Current maturities of long-term debt.....................  $139,680  $  3,576
  Current maturities of notes payable to affiliates........       --      7,600
  Bank line of credit......................................       --     37,000
  Accounts payable.........................................    97,568    77,116
  Payable to Parent and affiliates.........................     1,681    18,589
  Accrued salaries and wages...............................    13,951     9,528
  Other accrued liabilities................................    40,789    32,262
                                                             --------  --------
    Total current liabilities..............................   293,669   185,671
Long-term liabilities:
  Notes payable, net of current maturities.................    15,839     4,061
  Notes payable to affiliates..............................    55,388    22,800
  Bank debt................................................       --     45,000
  Obligations under capital leases.........................     7,485     8,163
  Other long-term liabilities..............................     3,033     2,937
  Workers' compensation reserve, postretirement and
   postemployment benefits.................................    17,564    18,068
                                                             --------  --------
    Total long-term liabilities............................    99,309   101,029
Minority interest..........................................       --      1,116
Stockholders' equity:
  Preferred stock, $1 par value (authorized--10,000,000
   shares; no shares issued)...............................       --        --
  Common stock, $0.01 par value (authorized--100,000,000
   shares; 22,527,179 shares issued and outstanding in 1998
   and 22,386,181 in 1997).................................       225       224
  Additional paid-in capital...............................   144,987   142,865
  Cumulative translation loss..............................      (835)     (835)
  Retained earnings........................................    44,909    58,075
                                                             --------  --------
    Total stockholders' equity.............................   189,286   200,329
                                                             --------  --------
    Total liabilities and stockholders' equity.............  $582,264  $488,145
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                       Fiscal Year
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
Sales....................................... $1,661,629  $1,453,020  $1,302,561
Cost of sales, buying and occupancy.........  1,455,941   1,258,357   1,112,166
                                             ----------  ----------  ----------
Gross margin................................    205,688     194,663     190,395
Operating and administrative expenses.......    204,537     169,849     147,807
Special charges.............................        --        8,884         --
                                             ----------  ----------  ----------
    Income from operations..................      1,151      15,930      42,588
Interest expense, net.......................     13,304       8,117       3,373
                                             ----------  ----------  ----------
Income (loss) before income taxes, minority
 share of net income (loss), and cumulative
 effect of accounting change................    (12,153)      7,813      39,215
Income taxes................................     (4,397)      1,940      14,858
Minority share of net income (loss).........        --         (563)        244
                                             ----------  ----------  ----------
    Income (loss) from consolidated
     subsidiaries...........................     (7,756)      6,436      24,113
Equity earnings in unconsolidated
 subsidiary.................................        187         200         221
                                             ----------  ----------  ----------
    Income (loss) before cumulative effect
     of accounting change...................     (7,569)      6,636      24,334
Cumulative effect of accounting change
 (start-up costs, net of tax effect of
 $758)......................................      1,090         --          --
                                             ----------  ----------  ----------
    Net income (loss)....................... $   (8,659) $    6,636  $   24,334
                                             ==========  ==========  ==========
Earnings (loss) per common share:
  Earnings (loss) per common share before
   cumulative effect of accounting change... $    (0.34) $     0.30  $     1.20
  Cumulative effect of accounting change per
   common share.............................      (0.05)        --          --
                                             ----------  ----------  ----------
  Earnings (loss) per common share.......... $    (0.39) $     0.30  $     1.20
                                             ==========  ==========  ==========
Weighted average common shares.............. 22,474,048  22,158,673  20,309,555
                                             ==========  ==========  ==========
Earnings (loss) per common share, assuming
 dilution:
  Earnings (loss) per common share, assuming
   dilution, before cumulative effect of
   accounting change........................ $    (0.33) $     0.29  $     1.15
  Cumulative effect of accounting change per
   common share.............................      (0.05)        --          --
                                             ----------  ----------  ----------
  Earnings (loss) per common share, assuming
   dilution................................. $    (0.38) $     0.29  $     1.15
                                             ==========  ==========  ==========
Weighted average common shares and common
 share equivalents.......................... 22,595,705  22,753,333  21,206,126
                                             ==========  ==========  ==========
Dividend per common share................... $     0.20  $     0.20  $     0.20
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    For the fiscal years 1998, 1997 and 1996
                (dollars in thousands, except per share amounts)

                            Common Stock
                          ----------------- Additional            Cumulative      Total
                          Number of          Paid-In    Retained  Translation Stockholders'
                            Shares   Amount  Capital    Earnings  (Loss)/gain    Equity
                          ---------- ------ ----------  --------  ----------- -------------
Balance, fiscal year-end
 1995...................  20,262,727 $ 203  $ 105,149   $ 35,628    $ (928)     $ 140,052
Issuance of common
 stock..................   1,713,679    17     34,564        --        --          34,581
Tax benefit associated
 with stock options
 exercised..............         --    --         658        --        --             658
Dividend ($0.20 per
 share).................         --    --         --      (4,063)      --          (4,063)
Translation gain........         --    --         --         --         93             93
Net income..............         --    --         --      24,334       --          24,334
                          ---------- -----  ---------   --------    ------      ---------
Balance, fiscal year-end
 1996...................  21,976,406   220    140,371     55,899      (835)       195,655
Issuance of common
 stock..................     409,775     4      5,706        --        --           5,710
Restricted stock
 accrual................         --    --         208        --        --             208
Tax benefit associated
 with stock options
 exercised..............         --    --       1,776        --        --           1,776
Capital lease and
 deferred rent
 transfer...............         --    --      (5,196)       --        --          (5,196)
Dividend ($0.20 per
 share).................         --    --         --      (4,460)      --          (4,460)
Net income..............         --    --         --       6,636       --           6,636
                          ---------- -----  ---------   --------    ------      ---------
Balance, fiscal year-end
 1997...................  22,386,181   224    142,865     58,075      (835)       200,329
Issuance of common
 stock..................     140,998     1      1,772        --        --           1,773
Restricted stock
 accrual................         --    --         167        --        --             167
Tax benefit associated
 with stock options
 exercised..............         --    --         183        --        --             183
Dividend ($0.20 per
 share).................         --    --         --      (4,507)      --          (4,507)
Net income (loss).......         --    --         --      (8,659)      --          (8,659)
                          ---------- -----  ---------   --------    ------      ---------
Balance, fiscal year-end
 1998...................  22,527,179 $ 225  $ 144,987   $ 44,909    $ (835)     $ 189,286
                          ========== =====  =========   ========    ======      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                           Fiscal Year
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Cash Flows From Operating Activities:
  Net income (loss)................................. $(8,659) $ 6,636  $24,334
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Gain on disposal of fixed assets.................  (3,126)    (843)    (187)
   Asset valuation adjustments......................   1,175      --       --
   Depreciation and amortization....................  29,353   25,761   19,882
   Deferred tax provision (benefit).................  (2,493)    (800)   1,320
   Cumulative effect of accounting change, net of
    taxes...........................................   1,090      --       --
   Minority share of net income.....................     --      (563)     244
   Equity earnings in unconsolidated subsidiary.....    (187)    (200)    (221)
   Decrease (increase), net of business
    acquisition, in:
     Trade notes and accounts receivable............   8,634   (3,771) (22,132)
     Inventories....................................  (6,646)  (2,504)  (7,426)
     Prepaid expenses and other.....................  (4,828) (11,546)    (709)
   Increase (decrease), net of business
    acquisition, in:
     Accounts payable...............................  14,224    4,601    2,028
     Accrued liabilities............................   4,423     (412)   2,087
     Other liabilities..............................   6,319    4,210   (5,158)
                                                     -------  -------  -------
       Net cash provided by operating activities....  39,279   20,569   14,062
                                                     -------  -------  -------
Cash Flows From Investing Activities:
  Acquisition of property, plant and equipment...... (39,622) (29,427) (33,172)
  Proceeds from disposal of property, plant and
   equipment........................................   3,658   10,471      252
  Acquisition of business........................... (44,401) (11,300)  (1,391)
  Acquisition of municipal bonds....................     --       --      (540)
  Proceeds from redemption of municipal bonds.......     --       --       440
  Other.............................................  (7,557)  (3,573)  (4,590)
                                                     -------  -------  -------
       Net cash used in investing activities........ (87,922) (33,829) (39,001)
                                                     -------  -------  -------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock............   1,737    5,135    1,059
  Borrowings on bank line of credit.................     --    20,000   16,000
  Payments on bank line of credit................... (82,000)     --       --
  Payments on notes payable.........................  (3,796) (11,161)  (3,089)
  Increase in payable to Parent and affiliates......   7,288    9,830    6,409
  Quarterly dividend paid...........................  (4,492)  (4,448)  (4,060)
  Borrowings of short-term debt..................... 133,500      --    10,000
  Fees paid in connection with debt restructure.....  (5,598)     --       --
                                                     -------  -------  -------
       Net cash provided by financing activities....  46,639   19,356   26,319
                                                     -------  -------  -------
Increase (decrease) in cash and cash equivalents....  (2,004)   6,096    1,380
Cash and cash equivalents at beginning of year......  22,891   16,795   15,415
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $20,887  $22,891  $16,795
                                                     =======  =======  =======
Noncash Investing and Financing Activities:
  Notes payable and common stock issued for
   properties acquired from affiliates.............. $   --   $   --   $71,440
  Fees in connection with note restructure .........    (953)
  Note issued in connection with note restructure
   .................................................  55,388      --       --
  Note retired in connection with note restructure
   ................................................. (30,400)     --       --
  Payable to affiliates retired in connection with
   note restructure ................................ (24,035)     --       --
  Note issued in connection with acquisition of
   business ........................................  17,500    1,000      300
  Construction in progress costs incurred but not
   paid.............................................   2,320      763      552
                                                     -------  -------  -------
       Total noncash transactions................... $19,820  $ 1,763  $72,292
                                                     =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Lines of business

  Smart & Final Inc. (the "Company") is a Delaware corporation and at fiscal year end 1998 was a 55.1 percent owned subsidiary of Casino USA, Inc. (the "Parent" or "Casino USA"), a California corporation. Prior to November 1998, Casino Realty, Inc. ("Casino Realty"), a wholly owned subsidiary of Casino USA, owned 7.2 of the 55.1 percent now owned by the Parent. On November 2, 1998, Casino Realty, Inc. was dissolved and its remaining assets were transferred to the Parent. The Company owns American Foodservice Distributors ("AFD"), a holding company, which owns 100% of Port Stockton Food Distributors, Inc., and 100% of Henry Lee Company ("Henry Lee"). In late 1997, AFD acquired the assets of Orlando Foodservice, Inc. and Capricorn Foods of Central Florida, Inc. (collectively "Orlando Foodservice") and the assets of Southern Foods. The Company is engaged in the business of distributing food and related non-food items through wholesale outlets under the trade name "Smart & Final" and by delivery, under the trade names "Smart & Final Foodservice Distributors", formerly "Port Stockton", and "Henry Lee."

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

  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to the fiscal year 1998 presentation.

 Fiscal years

  The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1998 included 52 weeks, fiscal year 1997 included 53 weeks and fiscal year 1996 included 52 weeks. Fiscal years 1998, 1997 and 1996 ended on January 3, 1999, January 4, 1998 and December 29, 1996, respectively. Each of the Company's fiscal years consists of twelve-week periods in the first, second, and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. The fourth quarter of a 53 week year consists of thirteen weeks.

 Cash and cash equivalents

  The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents is approximately the same as their fair value because of the short maturity of these instruments.

 Credit Risk

  The Company is exposed to credit risk on accounts receivable. The Company provides credit to customers in the ordinary of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

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

                              SMART & FINAL INC.

 Property, plant and equipment

  Property, plant and equipment are stated at cost and are depreciated or amortized using the straight-line method. The estimated useful lives are as follows:

      Buildings and
       improvements...........   5-25 years
      Fixtures and equipment..   3-10 years
      Leasehold improvements..  Lesser of lease term or useful life of improvement

  Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income statement.

  Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Also included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $939,000 and $1,015,000 as of fiscal year end 1998 and 1997, respectively. These costs are amortized over the remaining lease term of the site with which they are associated.

 Other assets

  Other assets include municipal bonds aggregating $5,430,000 at each fiscal year end 1998 and 1997 which secure the Company's workers' compensation reserves. The fair value of the municipal bonds, estimated based on quoted market prices for similar investments, approximate their carrying amounts. These municipal bonds have varying maturity dates ranging from 2006 through 2019.

  At year end 1998, other assets included debt issuance costs of $6,238,000 relating to fees paid in connection with the debt restructuring. These costs are being amortized over the term of the related debt.

  Capitalized software costs, net of amortization, of $6,452,000 and $7,743,000 are included in other assets at fiscal year end 1998 and 1997, respectively. These costs include third party purchased software costs, direct labor associated with internally developed software, and installation costs. Amortization is being recognized over a three to five year period using the straight-line method, and reflects the period over which the benefits of the software are fully realizable and enhance the operations of the business.

 Goodwill

  Goodwill is amortized on a straight-line basis over a period not exceeding 40 years. The Company assesses the recoverability of goodwill based on forecasted operating income.

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

                              SMART & FINAL INC.

 Significant accounting estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and expenses during the reporting period. Management has made significant estimates in the determination of the reserve for workers' compensation expense. These reserves totaled $5,779,000 and $5,727,000 at fiscal year end 1998 and 1997, respectively. The estimate is sensitive to change based upon certain factors including healthcare costs, the Company's experience rate and severity of claims filed. The Company maintains a stop-loss limit of $300,000 per claim.

 Income taxes

  The Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

 Accounting pronouncements

  The Company adopted Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") and No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") in the Company's 1998 year-end disclosure. As a result of SFAS No. 131, the Company reported information about its two reportable segments: Stores and Foodservice for 1998, 1997 and 1996. The Company also revised its disclosures about pension and other postretirement benefit plans according to SFAS No. 132. SFAS No. 132 does not change the measurement or recognition of these plans.

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

  During the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income. There was no material difference between comprehensive income and net income for the periods presented.

  In 1997, the Company adopted Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") and No. 129 "Disclosure of Information About Capital Structure" ("SFAS No. 129"). As a result of SFAS No. 128, the Company has presented earnings per share in accordance with SFAS No. 128 for all fiscal years.

                              SMART & FINAL INC.

2. Acquisition of Real Property

  Effective December 29, 1996, the Company acquired 91 properties and leasehold interests with a net book value of $71,440,000 from Casino USA and Casino Realty, which were being operated as Smart & Final stores, offices or warehouse facilities, for consideration of $76,000,000, consisting of 1,625,000 shares of the Company's common stock, valued at $23.375 per share, and a total of $38 million in two five-year unsecured promissory notes. Of the 91 properties acquired, 86 were stores and the remaining five were the Vernon distribution facility and several non-store locations.

  Since this transaction was between entities under common control, the properties have been recorded at the historical carrying cost of Casino USA and Casino Realty. The difference between the historical carrying cost of the assets acquired and the consideration issued has been recorded as additional paid-in capital.

  As part of the transaction, the Company was required to assist Casino USA and Casino Realty with the sale of certain properties, on or before December 31, 1998 that are not being operated as stores for aggregate sales proceeds of $5.7 million. As of October 1998, the Company had sold ten of the 12 such properties for $3.9 million. During 1998, the Company fulfilled its remaining obligation to Casino USA and Casino Realty and purchased the remaining two properties.

  The historical carrying cost of the assets acquired and the value of the consideration issued is as follows (dollars in thousands):

     Assets acquired
       Land............................................................. $37,817
       Building.........................................................  31,194
       Leasehold interests..............................................   2,429
                                                                         -------
         Total assets acquired.......................................... $71,440
                                                                         =======
     Purchase consideration:
       Notes payable issued............................................. $38,000
       Common stock issued..............................................  37,984
                                                                         -------
         Total consideration............................................ $75,984
                                                                         =======

3. Acquisition of Businesses

  On May 15, 1998, the Company acquired the Cash & Carry operating business of United Grocers, Inc. which included 39 stores operating primarily in the Pacific Northwest. The purchase price consisted of $42.5 million in cash, plus a $17.5 million five-year unsecured note. The cash payment was financed by a bridge loan from the Company's major commercial bank. The results of store operations for fiscal year 1998 include the results of operations of the acquired Cash & Carry stores since May 15, 1998. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to assets acquired based on preliminary estimates subject to change when additional information and studies are completed. The excess of the aggregate purchase price over the fair market values of the net assets acquired, of approximately $38.2 million, has been reflected in the balance sheet as "goodwill" and will be amortized over forty years.

  In January 1998, AFD purchased the remaining 10% of the stock of Henry Lee for $1.9 million. On September 26, 1997, AFD acquired the net assets of two Florida foodservice distributors, Orlando Foodservice Inc. and Capricorn Foods of Central Florida, Inc. for a total purchase price of $1.3 million cash and a $0.5 million note. On September 29, 1997, AFD acquired the net assets of Southern Foods, a foodservice distributor, for

                              SMART & FINAL INC.

$5.0 million in cash. On May 30, 1997, Smart & Final Foodservice purchased the assets of the Davis Lay, a produce distributor, for $5.0 million cash and a $0.5 million note.

  The Company recorded these acquisitions using the purchase method of accounting. The total assets acquired from these acquisitions and the results of operations since the dates of the asset acquisitions are immaterial relative to the Company's consolidated financial statements.

4. Long-Term Debt

 Casino Loan

  Effective November 13, 1998, the Company entered into a $55.4 million Loan Agreement ("Casino Loan") with Casino USA, Inc. The Casino Loan replaced the Company's two unsecured promissory notes that were issued in conjunction with the 1996 acquisition of real property from Casino USA, Inc. and Casino Realty, affiliated parties, that had an outstanding balance of $30.4 million. It also replaced all then outstanding advances made to the Company from Casino USA, Inc. and Casino Realty. Interest for this loan is at LIBOR plus 4.50%. The Casino Loan matures on February 15, 2002. As of January 3, 1999, the LIBOR rate was 5.08%. The Casino Loan requires that the Company maintain certain financial ratios. The Company was not in compliance with these covenants at year end 1998. Casino USA, Inc. has waived the non-compliance until the Company reports its second quarter 1999 earnings or until August 31, 1999, whichever occurs first. In conjunction with the completion of the Rights Offering described below, management will seek to amend the loan agreement.

  On December 7, 1998, the Company announced an offering to shareholders of rights to purchase additional shares of the Company's common stock ("Rights Offering"). The size of the Rights Offering is planned to be $60 million. Net proceeds of the offering will be used to reduce outstanding debt of the Company. Consideration for shares acquired by Casino USA under the offering will be the exchange of all or a portion of the $55.4 million Casino Loan.

 Revolving Loan

  Effective November 13, 1998, the Company entered into Senior Secured Credit Facilities totaling $240 million with a group of banks. The Senior Secured Credit Facilities include a $150 million Revolving Credit Facility ("Revolving Loan") and a $90 million Secured Lease Facility ("Secured Lease Facility"). These facilities expire on November 13, 2001. At the Company's option, the Revolving Loan can be used to support up to $10 million of commercial letters of credit. The Revolving Loan replaced the Company's $65 million Bridge Loan, its $50 million unsecured long-term revolving line of credit, and its $50 million short-term unsecured line of credit. The Secured Lease Facility replaced the Company's three $30 million lease facilities. Borrowings under the Senior Secured Credit Facilities are collateralized by a security interest in the Company's receivables, inventory and fixed assets. Interest for these facilities is at LIBOR, or the Administrative Agent's reference rate, plus designated amounts. Borrowings of $133.5 million were outstanding under the Revolving Loan as of January 3, 1999. These facilities require the Company to maintain certain financial ratios. The Company was not in compliance with these covenants at year-end 1998. As such, the borrowings under the Revolving Loan have been reclassified to current liabilities.

  As of March 12, 1999, the Company has received a waiver of default of certain financial covenants under the Senior Secured Credit Facilities, for a period extending until June 30, 1999. Continuation of the waiver until such date requires the performance by the Company of certain operating earnings and financial reporting requirements. The waiver also requires that the Company file its registration statement for the Rights Offering by April 6, 1999 and consummate the offering prior to June 30, 1999. Upon completion of the Rights Offering,

                              SMART & FINAL INC.

the Company's overall debt will be reduced, which is expected to help the Company continue to meet certain financial ratios under the Senior Secured Credit Facilities. If the Company is not successful in complying with existing financial covenants, it may be required to renegotiate the terms of its loan documents or seek another waiver of certain financial requirements.

 Other Long-Term Debt

  The Company has guaranteed $945,000 of Smart & Final Del Noroeste S.A. de C.V. debt under a Standby Letter of Credit. The Company has a $120,000 letter of credit outstanding as of January 3, 1999 relating to self-insurance.

  In connection with the acquisition of the Cash & Carry operating business of United Grocers, Inc. the Company issued a $17.5 million five-year unsecured note. This note is payable in five annual installments of $2.5 million in each of 1999, 2000 and 2001 followed by installments of $5.0 million in 2002 and 2003. This note bears interest at 6.5%. Accrued interest is payable quarterly. Other unsecured notes payable of $3,834,000 and $6,982,000 at fiscal year end 1998 and 1997, respectively bear interest at various rates ranging from 6.5% to 8.0%. Of these notes payable, $2.9 million is at an interest rate of 7.5% and is unsecured.

 Interest

  Interest paid on these notes and bank lines of credit aggregated $10,042,000, $7,416,000, and $3,627,000 for the fiscal years ended 1998, 1997 and 1996, respectively. The weighted average interest rate for the Company's variable rate debt for 1998 was 7.81%.

  Aggregate future principal payments are as follows:

     Fiscal Year:
       1999........................................................ $138,995,000
       2000........................................................    3,128,000
       2001........................................................    2,673,000
       2002........................................................   60,423,000
       2003........................................................    5,003,000
       Subsequent to 2003..........................................          --
                                                                    ------------
                                                                    $210,222,000
                                                                    ============

  The fair value of the Company's long-term debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturities, approximates the carrying amount.

  The Company's involvement with derivative financial instruments has been limited to interest rate collar agreements to limit the impact of interest rate fluctuations on revolving debt. The Company has entered into interest rate collar agreements with various banks to hedge principal amounts of up to $100 million. The agreements limit LIBOR fluctuations to interest rate ranges from 4.7% to 8.0% and extend to September 2004.

5. Lease Obligations

  As of fiscal year end 1998, the Company leased 127 properties directly from third party lessors, with an average remaining lease term of ten years. The Company leased 14 store properties, at year-end, under its Secured Lease Facility. In addition, the Company has eight stores on real property that is ground leased from third party lessors.

                              SMART & FINAL INC.

  During fiscal year 1996 and prior, most of the Company's Smart & Final store facilities were leased under operating leases from either Casino USA or Casino Realty. Fifty-one properties were leased directly from third party lessors. As mentioned in Acquisition of Real Property, these properties were acquired by the Company on December 29, 1996. Late in 1997, the Company sold its owned combination distribution and office facility and entered into a leaseback with the purchaser for approximately one year.

  On November 13, 1998, the Company entered into a Secured Lease Facility as mentioned in Long-Term Debt. The Secured Lease Facility provided for the lease of a distribution center for Smart & Final Foodservice and for store expansion and distribution facilities in California and Florida. During fiscal years 1998 and 1997, the Company leased assets valued at approximately $71.2 million and $43.5 million, respectively, under this facility. The related minimum lease obligation is included in the table below, in accordance with its original expiration date. Since the Secured Lease Facility is part of the Senior Secured Financing Facility, and the Company is not in compliance with certain financial ratios, this obligation may mature in 1999. The Company has negotiated waivers of non-compliance (See Note 4 "Long-Term Debt--Revolving Loan") and will seek to amend the Secured Lease Facility to avoid maturity of the agreement in 1999.

  AFD's Miami dry goods warehouse is leased from the former owners of Henry Lee. The leases contain terms and rates considered to be equivalent to those available from unrelated third party lessors. The Company guarantees $1,743,000 of obligations of the former owners of Henry Lee. These obligations are related to properties leased by Henry Lee.

  Lease expense for operating leases included in the accompanying financial statements is as follows:

                                            Property Leased From
                                         Casino USA or Casino Realty
                                         ---------------------------
                                           Subleased       Owned     Third Party
                                         --------------------------- -----------
     1996............................... $   7,334,000 $   9,212,000 $13,954,000
     1997...............................           --            --   23,819,000
     1998...............................           --            --   32,248,000

  Aggregate minimum future lease payments for real property, as well as equipment and other property at fiscal year end 1998 are as follows:

                                                 Operating Leases Capital Leases
                                                 ---------------- --------------
     Fiscal Year:
       1999.....................................   $ 32,518,000    $ 1,442,000
       2000.....................................     31,141,000      1,400,000
       2001.....................................     99,695,000      1,445,000
       2002.....................................     21,221,000      1,468,000
       2003.....................................     20,263,000      1,444,000
       Subsequent to 2003.......................    159,529,000      5,694,000
                                                   ------------    -----------
     Future minimum lease payments..............   $364,367,000     12,893,000
                                                   ============
     Less amount representing interest...........................    4,723,000
                                                                   -----------
     Present value of future lease payments......................  $ 8,170,000
                                                                   ===========

  Capital lease obligations vary in amount with interest rates ranging from 7.50% to 12.00%. Interest paid relating to capital leases aggregated $882,000 and $763,000 for fiscal years ended 1998 and 1997, respectively.

                              SMART & FINAL INC.

6. Retirement Plans

 Defined benefit plans

  Smart & Final has a noncontributory pension plan covering substantially all full time employees, except for those employees of AFD. The Company funds this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets are held by the Trustee, and consist of a diversified portfolio of fixed-income investments and equity securities, including U.S. Government instruments, corporate bonds, money market funds and common stock.

  Effective January 1, 1998 the Company adopted a noncontributory supplemental executive retirement plan ("SERP") which provides supplemental income payments for certain Company officers in retirement. The Company has invested in corporate owned life insurance policies to provide these benefits.

  The following tables set forth the changes in benefit obligation and plan assets of these plans for 1998 and 1997:

                                                        1998         1997
                                                     -----------  -----------
   Change in Benefit Obligation
     Benefit obligation at beginning of year........ $37,079,000  $30,794,000
     Obligation under new plan......................         --     2,062,000
     Service cost...................................   1,829,000    1,285,000
     Interest cost..................................   2,759,000    2,362,000
     Actuarial loss.................................   3,132,000    1,600,000
     Benefits paid..................................  (1,970,000)  (1,024,000)
                                                     -----------  -----------
     Benefit obligation at end of year..............  42,829,000   37,079,000
                                                     -----------  -----------
   Change in Plan Assets
     Fair value of plan assets at beginning of
      year..........................................  29,299,000   23,989,000
     Actual return on plan assets...................   5,160,000    4,656,000
     Employer contribution..........................   2,684,000    1,678,000
     Benefits paid..................................  (1,970,000)  (1,024,000)
                                                     -----------  -----------
     Fair value of plan assets at end of year.......  35,173,000   29,299,000
                                                     -----------  -----------
     Funded Status..................................  (7,656,000)  (7,780,000)
     Unrecognized prior service cost................   3,509,000    3,844,000
     Unrecognized net transition obligation.........     489,000      588,000
     Unrecognized actuarial loss....................   1,874,000    1,215,000
                                                     -----------  -----------
       Accrued benefit cost......................... $(1,784,000) $(2,133,000)
                                                     ===========  ===========

  The weighted average assumptions used in accounting for these plans at year end 1998 and 1997 were as follows:

                                                                     1998  1997
                                                                     ----  ----
     Discount rate.................................................. 6.75% 7.25%
     Rate of increase in compensation levels........................ 4.00% 4.00%
     Expected long-term rate of return on plan assets............... 9.00% 9.00%

                              SMART & FINAL INC.

  The net periodic benefit cost for fiscal years 1998, 1997, and 1996 includes the following components:

                                            1998         1997         1996
                                         -----------  -----------  -----------
   Service cost component..............  $ 1,829,000  $ 1,285,000  $ 1,196,000
   Interest cost component.............    2,759,000    2,362,000    2,169,000
   Expected return on plan assets......   (2,685,000)  (2,163,000)  (1,913,000)
   Amortization of prior service cost..      335,000      214,000      214,000
   Amortization of transition
    obligation.........................       98,000       98,000       98,000
                                         -----------  -----------  -----------
     Net expense.......................  $ 2,336,000  $ 1,796,000  $ 1,764,000
                                         ===========  ===========  ===========

  The Company contributes to a multi-employer pension plan administered by a trustee on behalf of its 100 union employees. Contributions to this plan are based upon negotiated labor contracts. Information relating to benefit obligations and fund assets as they may be allocable to the Company at January 3, 1999 is not available. Pension expense for this plan was $330,000 for 1998.

 Defined contribution plans

  Smart & Final offers all full time employees participation in defined contribution plans ("the 401(k) Savings Plans") which are qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Savings Plans allow participants to contribute for fiscal year 1998 up to 15% of their compensation or $10,000, whichever is lower. Smart & Final will automatically match 25% of each dollar contributed up to 6% of the participant's compensation. Additionally, Smart & Final may at its discretion match up to an additional 75% of each dollar contributed up to 6% of the participants' compensation if Smart & Final exceeds certain financial and profitability goals. Smart & Final provided an additional 25% discretionary match in fiscal year 1996 and provided no additional match in 1997 or 1998. Smart & Final has provided $708,000, $713,000, and $1,231,000 for contributions to the 401(k) Savings Plans for fiscal years 1998, 1997, and 1996, respectively.

  The Company also maintains similar plans for its Smart & Final Foodservice and Henry Lee subsidiaries, and for its Cash & Carry division.

 Deferred compensation plan

  Effective January 1, 1995, the Company adopted a nonqualified deferred compensation program which permits key employees and directors to annually elect individually to defer up to 100% of their current year compensation until retirement. The retirement benefit to be provided is a function of the amount of compensation deferred. The Company has invested in corporate owned life insurance policies with death benefits aggregating to $21,015,000, and $14,483,000 as of fiscal year end 1998 and 1997, respectively. The cash surrender value of these policies amount to $3,160,000 and $1,778,000 as of fiscal year end 1998 and 1997, respectively. The Company anticipates that this plan will have no material financial impact to the consolidated financial statements.

7. Postretirement and Postemployment Benefit Obligations

  Smart & Final provides certain health care benefits for retired employees. Substantially all of Smart & Final's full time employees may become eligible for those benefits if they reach retirement age while still working for the Company. Benefits are limited to the lesser of actual cost for the medical coverage selected or a defined dollar benefit based on years of service. In addition, on a postemployment basis, the Company provides certain disability-related benefits to its employees.

                              SMART & FINAL INC.

  All plans are defined benefit plans and the reconciliation of benefit obligation and plan assets for 1998 and 1997 are aggregated as follows:

                                                        1998          1997
                                                    ------------  ------------
     Change in Benefit Obligation
     Benefit obligation at beginning of year....... $ 10,365,000  $  9,758,000
     Service cost..................................      236,000       234,000
     Interest cost.................................      705,000       685,000
     Actuarial loss................................      286,000       208,000
     Benefits paid.................................     (550,000)     (520,000)
                                                    ------------  ------------
       Benefit obligation at end of year...........   11,042,000    10,365,000
                                                    ------------  ------------
     Funded Status.................................  (11,042,000)  (10,365,000)
     Unrecognized actuarial loss...................   (4,142,000)   (4,972,000)
                                                    ------------  ------------
       Accrued benefit cost........................ $(15,184,000) $(15,337,000)
                                                    ============  ============

  The weighted average discount rate used in accounting for these plans at year end 1998 and 1997 was 6.75% and 7.25%, respectively.

  The accumulated postretirement benefit obligation is reflected on the fiscal year end 1998 balance sheet as a current liability of $1.0 million and a long term portion of $14.2 million. For measurement purposes, a 10.5% and 11.0% annual rate of increase in the per capita cost of covered claims was assumed for 1998 and 1997, respectively; the rate is assumed to decrease by 0.5% per year for nine years until an ultimate rate of 6% is reached and remains at that level thereafter.

  The expense for postretirement benefits for fiscal years 1998, 1997 and 1996 includes the following components:

                                                  1998       1997       1996
                                                ---------  ---------  ---------
     Service cost component.................... $ 236,000  $ 234,000  $ 222,000
     Interest cost component...................   705,000    685,000    689,000
     Amortization of loss......................  (266,000)  (282,000)  (270,000)
                                                ---------  ---------  ---------
       Net postretirement benefit expense...... $ 675,000  $ 637,000  $ 641,000
                                                =========  =========  =========

  The Company offers a defined dollar benefit plan providing a maximum fixed dollar amount of coverage which does not increase with medical inflation. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                 1-Percentage-  1-Percentage-
                                                 Point Increase Point Decrease
                                                 -------------- --------------
     Effect on total of service and interest
      cost components of net periodic expense..     $ 34,000      $ (37,000)
     Effect on accumulated postretirement
      benefit obligation.......................      405,000       (430,000)

                              SMART & FINAL INC.

8. Income Taxes

  A reconciliation between the federal statutory income tax rate and the Company's effective tax rate consists of the following:

                                            1998         1997        1996
                                         -----------  ----------  -----------
     Income tax at federal statutory
      rate.............................. $(4,132,000) $2,735,000  $13,725,000
     State income taxes, net of federal
      tax benefit.......................    (709,000)    448,000    2,373,000
     Revitalization zone credit.........          --    (884,000)    (960,000)
     Other..............................     444,000    (359,000)    (280,000)
                                         -----------  ----------  -----------
     Income taxes....................... $(4,397,000) $1,940,000  $14,858,000
                                         ===========  ==========  ===========

  The Company's provision for income taxes consists of the following:

                                               1998         1997        1996
                                            -----------  ----------  -----------
     Current
       Federal............................. $(1,535,000) $3,520,000  $11,632,000
       State...............................    (369,000)   (780,000)   1,906,000
                                            -----------  ----------  -----------
                                             (1,904,000)  2,740,000   13,538,000
     Deferred
       Federal.............................  (2,493,000)   (800,000)   1,320,000
                                            -----------  ----------  -----------
       Income taxes........................ $(4,397,000) $1,940,000  $14,858,000
                                            ===========  ==========  ===========

  A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset consist of the following:

                                                        1998         1997
                                                    ------------  -----------
   Property, plant and equipment depreciation
    differences.................................... $ (5,716,000) $(5,989,000)
   Employee benefits including postretirement and
    postemployment reserves........................   10,360,000    9,871,000
   Operating reserves and accruals.................   10,597,000    8,807,000
   Other...........................................          --        59,000
                                                    ------------  -----------
     Net deferred tax asset........................ $ 15,241,000  $12,748,000
                                                    ============  ===========

  The deferred tax asset is reflected on the fiscal year end 1998 balance sheet as a current asset of $11.5 million and a long-term portion of $3.7 million.

  A tax benefit of $183,000 and $1,776,000 associated with the Company's stock option plan has been credited to additional paid-in capital in 1998 and 1997, respectively.

  The Company and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company has made tax sharing payments to, or received benefits from, Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items. Tax sharing benefits received by the Company from Casino USA were $705,000 in 1998 and tax sharing and termination payments made by the Company to Casino USA were $2,353,000 and $2,560,000 in 1997 and 1996, respectively. Federal income taxes paid during 1998, 1997, and 1996 were $250,000, $11,575,000, and $11,155,000, respectively.

                              SMART & FINAL INC.

9. Related Party Transactions

 Intercompany services

  The Company performs various services for Casino USA and Casino Realty. These services include various administrative functions including accounting, human resources, and systems development work, the cost of which has been charged to the benefited affiliated company. These charges amounted to $285,000, $300,000, and $402,000 for the fiscal years 1998, 1997, and 1996, respectively. It is anticipated that the Company will continue to provide these administrative services to its affiliates at its estimated cost.

  Charges among affiliates result from an undertaking to provide the respective service in the most cost-effective manner, taking advantage of each entity's internal administrative structure. Management believes that the allocation method is reasonable. Intercompany charges for each period are settled in the following period.

 Intercompany interest charges

  Intercompany interest charges from affiliates were $1,064,000, $563,000 and $161,000 during 1998, 1997, and 1996, respectively. These charges relate to intercompany advances from affiliates. In November 1998, the Casino Loan replaced the outstanding advances with affiliates of $23,734,000. The outstanding advances as of fiscal year end 1997 and 1996 were $21,001,000 and $5,960,000, respectively.

 Other related party transactions

  During 1997, the Company's former President and Chief Executive Officer borrowed $29,965 from the Company by a note dated October 22, 1997. The note is secured by his deferred compensation account. The note bears interest at 8% per year and the entire balance and accrued interest on the note is due on October 21, 2002.

10. Employment/Consulting Agreements

  On December 1, 1998, the Company announced the retirement in January, 1999 of its Chairman and Chief Executive Officer and the appointment of his replacement. Throughout 1998 and until his retirement, the Chairman and CEO was compensated pursuant to an employment agreement which terminates upon his retirement. The Company also has a consulting arrangement with its now former Chairman which provides for his services for a 10 year period expiring in 2004. Two other employment agreements were also in effect during 1998 with principal executive officers. These agreements contain provisions for base salary and bonuses, and expire during fiscal year 2000. Annual payments under these agreements were approximately $1,641,000 in 1998 and will total approximately $1,213,000 in fiscal 1999.

  Since 1994, the Company has had a consulting agreement with an affiliate of the former minority shareholder of Henry Lee which expired during fiscal year 1998. In early 1998 the Company entered into a Consulting Agreement with Edward I. Sternlieb, former President of Henry Lee, which expires at the end of 1999. Annual payments under these agreements were approximately $100,000 in 1998 and will total approximately $50,000 in fiscal 1999.

  In early 1998, the Company entered into a Separation Agreement effective May 1, 1998 with its former President and Chief Executive Officer, Roger M. Laverty, III. The Separation Agreement provides for cash payments and continuation of certain Company benefits including health insurance and stock options for a period of 36 months. Annual cash payments under the Separation Agreement were approximately $489,000 in fiscal 1998 and will total approximately $733,000 in fiscal 1999.

                              SMART & FINAL INC.

11. Common Stock

  Pursuant to an agreement dated March 7, 1989, ("Agreement"), the Company's former Chairman is obligated to purchase 100,000 common shares by 1999. The purchase price was equal to the Company's book value per share, as of the end of the fiscal year immediately preceding the fiscal year of purchase. This agreement has been accounted for as a variable plan. Compensation expense is computed based on the changes in the market value of the Company's common stock during the fiscal year over the changes in the stock purchase price. Compensation expense associated with this agreement aggregated $36,000 for fiscal year 1996. At December 29, 1996 the agreement was amended to establish a fixed purchase price of $8.90 per share.

  During 1997, the Company adopted a Long-Term Equity Compensation Plan, under which 1,270,000 shares of common stock are available for award as stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. During fiscal year 1998 and 1997, the Company issued 4,600 shares and 86,100 shares, respectively of restricted stock under this plan. Compensation expense is computed based on the market price on the grant date. Compensation expense associated with the restricted stock was $167,000 and $208,000 in fiscal years 1998 and 1997, respectively.

  On December 7, 1998, the Company announced an offering to shareholders of rights to purchase additional shares of the Company's common stock. The size of the offering is planned to be $60 million. Net proceeds of the offering will be used to reduce outstanding debt of the Company. Consideration for shares acquired by Casino USA under the offering will be the exchange of all or a portion of the $55.4 million Casino Loan.

12. Stock Options

  In addition to options available under the Long-Term Equity Compensation Plan, the Company has a Stock Incentive Plan. During 1997, the Stock Incentive Plan was amended to increase the maximum amount of shares for which options may be granted to 2,450,000 shares from 2,250,000 shares of the Company's common stock. Option prices under both plans may be established by the compensation committee of the Board of Directors at no less than 85% of the fair market value of the common stock at the time the option is granted. Options for officers and directors granted at the time of the Company's initial public offering were granted at 85% of fair market value. Options for directors elected subsequent to the Company's initial public offering and options granted to officers and management have been granted at fair market value at the time of grant. Options currently granted under these plans will vest over a 4-year period and may be exercised for up to 10 years from the date of grant.

  A summary of changes in the shares under option follows:

                                                                    Weighted
                                                        Shares    Average Price
                                                       ---------  -------------
     Shares under option at fiscal year end 1995...... 2,015,250     $13.56
                                                       ---------     ------
     Fiscal year 1996:
     Options granted..................................   126,400     $22.07
     Options exercised................................   (84,728)     12.50
     Options canceled.................................   (59,695)     11.92
                                                       ---------     ------
     Shares under option at fiscal year end 1996...... 1,997,227      14.19
                                                       ---------     ------
     Shares exercisable at fiscal year end 1996.......   945,629      12.34

                               SMART & FINAL INC.

                                                                     Weighted
                                                         Shares    Average Price
                                                        ---------  -------------
     Fiscal year 1997:
     Options granted...................................   499,057     $21.33
     Options exercised.................................  (405,131)     12.68
     Options canceled..................................   (54,309)     16.79
                                                        ---------     ------
     Shares under option at fiscal year end 1997....... 2,036,844      16.17
                                                        ---------     ------
     Shares exercisable at fiscal year end 1997........   964,616      13.33
     Fiscal year 1998:
     Options granted...................................   809,750     $15.69
     Options exercised.................................   (92,967)     13.60
     Options canceled..................................  (280,200)     18.06
                                                        ---------     ------
     Shares under option at fiscal year end 1998....... 2,473,427      15.90
                                                        ---------     ------
     Shares exercisable at fiscal year end 1998........ 1,292,017      14.07

Stock options outstanding at January 3, 1999 are as follows:

                                   Number
                                 Outstanding Weighted Average
                                    as of       Remaining     Weighted Average
     Range of Exercise Prices      1/3/99    Contractual Life  Exercise Price
     ------------------------    ----------- ---------------- ----------------
     $10.1880-$10.4380..........    205,000        9.71           $10.2111
     $10.7700...................    351,750        2.45            10.7700
     $13.0000-$13.8750..........     24,997        5.11            13.1050
     $14.0000...................    503,262        5.12            14.0000
     $14.5000-$16.7500..........    249,766        5.95            15.7446
     $17.5000...................     46,267        6.71            17.5000
     $17.6250...................    451,400        9.12            17.6250
     $17.8750-$20.7500..........    266,500        7.93            18.6160
     $21.1250-$23.0000..........    349,301        8.33            22.3676
     $23.6250...................     25,184        7.69            23.6250
                                  ---------        ----           --------
     $10.1880-$23.6250..........  2,473,427        6.75           $15.8978

  Stock options exercisable as of January 3, 1999 are as follows:

                                                                   Weighted
                                                      Number       Average
     Range of Exercise Prices                       Exercisable Exercise Price
     ------------------------                       ----------- --------------
     $10.1880-$10.4380.............................        --           --
     $10.7700......................................    351,750     $10.7700
     $13.0000-$13.8750.............................     24,997      13.1050
     $14.0000......................................    503,262      14.0000
     $14.5000-$16.7500.............................    199,575      15.6032
     $17.5000......................................     30,406      17.5000
     $17.6250......................................    100,000      17.6250
     $17.8750-$20.7500.............................     64,781      18.6730
     $21.1250-$23.0000.............................      8,624      22.1904
     $23.6250......................................      8,622      23.6250
                                                     ---------     --------
     $10.1880-$23.6250.............................  1,292,017     $14.0671

                              SMART & FINAL INC.

  Common stock shares available for future grant under the Stock Incentive Plan at fiscal year end 1998, 1997 and 1996 were 118,398, 86,904 and 27,295, respectively. Shares of common stock available for future award under the Long-Term Equity Compensation Plan at fiscal year end 1998 and 1997 were 308,700 and 879,543, respectively.

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              1998        1997        1996
                                           ----------  ----------  ----------
     Dividend yield.......................        1.1%        1.0%        1.0%
     Expected volatility..................         32%         24%         22%
     Risk-free interest rates.............        4.7%        5.7%        6.6%
     Weighted average expected lives
       Executives......................... 4.96 years  5.06 years  3.75 years
       Non executives..................... 4.55 years  4.53 years  4.16 years
     Weighted-average fair value of
      options granted..................... $     4.79  $     6.04  $     5.89

  The Company accounts for options under these plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense related to options issued has been fully amortized at fiscal year end 1995. Had compensation costs for these plans been determined under SFAS No. 123, "Accounting For Stock-Based Compensation," proforma net income (loss) and earnings (loss) per share would have been $(9,905,000) and $(0.44), respectively for fiscal year 1998; $6,016,000 and $0.26, respectively for fiscal year 1997; and $24,017,000 and $1.13, respectively for fiscal year 1996. The impact of applying SFAS No. 123 in this proforma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123 does not apply to awards granted prior to 1995. The Company anticipates making additional stock-based compensation awards in the future.

13. Earnings per Common Share

  Earnings per common share is computed on the basis of the weighted average number of shares of common stock outstanding each year. Common stock equivalents relate to the employee stock options and a stock purchase agreement.

  Earnings per common share computation:

                                              1998         1997       1996
                                           -----------  ---------- -----------
     Numerator:
       Net Income (Loss).................. $(8,659,000) $6,636,000 $24,334,000
                                           ===========  ========== ===========
     Denominator:
       Weighted average common shares
        outstanding.......................  22,474,048  22,158,673  20,309,555
                                           ===========  ========== ===========
     Earnings (loss) per common share..... $    (0.39)  $     0.30 $      1.20
                                           ===========  ========== ===========

                              SMART & FINAL INC.

  Earning per common share, assuming dilution computation:

                                              1998         1997       1996
                                           -----------  ---------- -----------
   Numerator:
     Net Income (Loss).................... $(8,659,000) $6,636,000 $24,334,000
                                           ===========  ========== ===========
   Denominator:
     Weighted average common shares
      outstanding.........................  22,474,048  22,158,673  20,309,555
     Dilutive effect of stock options
      outstanding.........................     121,657     594,660     896,571
                                           -----------  ---------- -----------
     Weighted average common shares,
      assuming dilution...................  22,595,705  22,753,333  21,206,126
                                           ===========  ========== ===========
   Earnings (loss) per common share,
    assuming dilution..................... $    (0.38)  $     0.29 $      1.15
                                           ===========  ========== ===========

14. Segment Reporting

  The Company has two reportable segments: Stores and Foodservice. The stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The foodservice distribution segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers and Smart & Final stores. Corporate expense is comprised of primarily the Company's corporate expenses incidental to the activities of the reportable segments and rental income from Smart & Final Stores. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

  The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

                                                          Corporate
                                     Stores   Foodservice  Expense     Total
                                   ---------- ----------- ---------  ----------
For fiscal year 1998:
  Revenues from external
   customers...................... $1,205,618  $456,011   $    --    $1,661,629
  Intercompany real estate charge
   (income).......................     13,801       --     (13,801)         --
  Interest income.................        --        --         448          448
  Interest expense................        --        --      13,752       13,752
  Depreciation and amortization...     20,353     6,044      2,956       29,353
  Equity in net income of
   unconsolidated subsidiaries....        --        --         187          187
  Pre-tax income (loss)...........     23,148   (18,057)   (17,244)     (12,153)
  Income taxes (benefit)..........        --        --      (4,397)      (4,397)
  Accounting change...............        --        --       1,090        1,090

For fiscal year 1997:
  Revenues from external
   customers......................  1,048,966   404,054        --     1,453,020
  Intercompany real estate charge
   (income).......................     13,976       --     (13,976)         --
  Interest income.................        --        --         715          715
  Interest expense................        --        --       8,832        8,832
  Depreciation and amortization...     17,911     4,442      3,408       25,761
  Equity in net income of
   unconsolidated subsidiaries....        --        --         200          200
  Pre-tax income (loss)...........     21,880    (8,596)    (5,471)       7,813
  Income taxes....................        --        --       1,940        1,940

                              SMART & FINAL INC.

                                                           Corporate
                                       Stores  Foodservice  Expense    Total
                                      -------- ----------- --------- ----------
For fiscal year 1996
  Revenues from external customers... $992,470  $310,091    $  --    $1,302,561
  Interest income....................      --        --        501          501
  Interest expense...................      --        --      3,874        3,874
  Depreciation and amortization......   16,373     3,300       209       19,882
  Equity in net income of
   unconsolidated subsidiaries.......      --        --        221          221
  Pre-tax income (loss)..............   39,979     6,764    (7,528)      39,215
  Income taxes.......................      --        --     14,858       14,858

  The only foreign operation is the joint venture in Mexico which is reported on the equity basis of accounting.

15. Advertising Expense

  The Company expenses the costs of advertising as incurred. Total advertising expense was $15.4 million, $14.2 million and $13.6 million in 1998, 1997 and 1996, respectively.

16. Legal Actions

  The Company has been named as defendant in various legal actions in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in a material effect on the Company's financial position or results of operations.

17. Special Charge

  During the fourth quarter of 1997, the Company decided to close two Florida stores, replace certain distribution software systems, and reorganize the Company. An $8.9 million provision was recorded to write down related store assets and computer software to estimated realizable values and to accrue for related lease and severance obligations. As of January 3, 1999, this reserve had a balance of $3.6 million.

                              SMART & FINAL INC.

                  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                              Fiscal year 1998(A)
                           ------------------------------------------------------------
                              First       Second       Third      Fourth
                             Quarter      Quarter     Quarter     Quarter      Total
                            12 Weeks     12 Weeks    16 Weeks   12 Weeks(C)   52 Weeks
                           -----------  ----------- ----------- -----------  ----------
                           (Unaudited)  (Unaudited) (Unaudited) (Unaudited)
Income Statement Data:
Sales....................  $  334,278   $  380,577  $  546,434  $  400,340   $1,661,629
Cost of sales, buying and
 occupancy...............     294,538      332,697     473,566     355,140    1,455,941
                           ----------   ----------  ----------  ----------   ----------
Gross margin.............      39,740       47,880      72,868      45,200      205,688
Operating and
 administrative
 expenses................      39,418       43,458      59,619      62,042      204,537
                           ----------   ----------  ----------  ----------   ----------
Income (loss) from
 operations..............         322        4,422      13,249     (16,842)       1,151
Interest expense, net....       2,128        2,438       4,044       4,694       13,304
                           ----------   ----------  ----------  ----------   ----------
Income (loss) before
 income taxes and
 cumulative effect of
 accounting change.......      (1,806)       1,984       9,205     (21,536)     (12,153)
Income taxes.............        (780)         753       3,573      (7,943)      (4,397)
                           ----------   ----------  ----------  ----------   ----------
Income (loss) from
 consolidated
 subsidiaries............      (1,026)       1,231       5,632     (13,593)      (7,756)
Equity earnings in
 unconsolidated
 subsidiary..............         130           57           3          (3)         187
                           ----------   ----------  ----------  ----------   ----------
Income (loss) before
 cumulative effect of
 accounting change.......        (896)       1,288       5,635     (13,596)      (7,569)
Cumulative effect of
 accounting change
 (start-up costs, net of
 tax effect of $758).....       1,090          --          --          --         1,090
                           ----------   ----------  ----------  ----------   ----------
Net Income (loss)........  $   (1,986)  $    1,288  $    5,635  $  (13,596)  $   (8,659)
                           ==========   ==========  ==========  ==========   ==========
Earnings (loss) per
 common share:
  Earnings (loss) per
   common share before
   cumulative effect of
   accounting change.....  $    (0.04)  $     0.06  $     0.25  $    (0.60)  $    (0.34)
  Cumulative effect of
   accounting change per
   common share..........       (0.05)         --          --          --         (0.05)
                           ----------   ----------  ----------  ----------   ----------
Earnings (loss) per
 common share............  $    (0.09)  $     0.06  $     0.25  $    (0.60)  $    (0.39)
                           ==========   ==========  ==========  ==========   ==========
Weighted average common
 shares..................  22,395,653   22,446,511  22,513,649  22,527,179   22,474,048
                           ==========   ==========  ==========  ==========   ==========
Earnings (loss) per
 common share, assuming
 dilution:
  Earnings (loss) per
   common share, assuming
   dilution, before
   cumulative effect of
   accounting change.....  $    (0.04)  $     0.06  $     0.25  $    (0.60)  $    (0.33)
  Cumulative effect of
   accounting change per
   common share..........       (0.05)         --          --          --         (0.05)
                           ----------   ----------  ----------  ----------   ----------
Earnings (loss) per
 common share, assuming
 dilution................  $    (0.09)  $     0.06  $     0.25  $    (0.60)  $    (0.38)
                           ==========   ==========  ==========  ==========   ==========
Weighted average common
 shares and common
 share equivalents(B)....  22,395,653   22,865,913  22,594,482  22,527,179   22,595,705
                           ==========   ==========  ==========  ==========   ==========

--------
(A) 1998 fiscal year consists of twelve week periods in the first, second and fourth quarters, and one sixteen week period in the third quarter.

(B) The weighted average shares includes the common stock equivalents related to employee stock options and a stock purchase agreement.

(C) Includes year end adjustments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                              SMART & FINAL INC.

                   (in thousands, except per share amounts)

                                               Fiscal year 1997(A)
                             -----------------------------------------------------------
                                First      Second      Third       Fourth
                               Quarter    Quarter     Quarter      Quarter      Total
                              12 Weeks    12 Weeks    16 Weeks   13 Weeks(C)   53 Weeks
                             ----------- ----------  ----------  -----------  ----------
                             (Unaudited) (Unaudited) (Unaudited) (Unaudited)
   Income Statement Data:
   Sales...................  $  306,984  $  334,948  $  442,522  $  368,566   $1,453,020
   Cost of sales, buying
    and occupancy..........     262,397     285,250     381,236     329,474    1,258,357
                             ----------  ----------  ----------  ----------   ----------
   Gross margin............      44,587      49,698      61,286      39,092      194,663
   Operating and
    administrative
    expenses...............      34,827      37,177      47,746      50,099      169,849
   Special charges.........         --          --          --        8,884        8,884
                             ----------  ----------  ----------  ----------   ----------
     Income (loss) from
      operations...........       9,760      12,521      13,540     (19,891)      15,930
     Interest expense,
      net..................       1,537       1,727       2,613       2,240        8,117
                             ----------  ----------  ----------  ----------   ----------
   Income (loss) before
    income taxes and
    minority share of net
    income (loss)..........       8,223      10,794      10,927     (22,131)       7,813
   Income taxes............       3,235       4,043       4,227      (9,565)       1,940
   Minority share of net
    income (loss)..........         106          10        (140)       (539)        (563)
                             ----------  ----------  ----------  ----------   ----------
   Income (loss) from
    consolidated
    subsidiaries...........       4,882       6,741       6,840     (12,027)       6,436
   Equity earnings in
    unconsolidated
    subsidiary.............         100         100         --          --           200
                             ----------  ----------  ----------  ----------   ----------
   Net income (loss).......  $    4,982  $    6,841  $    6,840  $  (12,027)  $    6,636
                             ==========  ==========  ==========  ==========   ==========
   Earnings (loss) per
    common share...........  $     0.22  $     0.31  $     0.31  $    (0.54)        0.30
                             ==========  ==========  ==========  ==========   ==========
   Weighted average common
    shares.................  21,995,285  22,054,168  22,196,781  22,359,055   22,158,673
                             ==========  ==========  ==========  ==========   ==========
   Earnings (loss) per
    common share, assuming
    dilution...............  $     0.22  $     0.30  $     0.30  $    (0.54)  $     0.29
                             ==========  ==========  ==========  ==========   ==========
   Weighted average common
    shares and common share
    equivalents(B).........  22,822,384  22,763,837  23,104,109  22,359,055   22,753,333
                             ==========  ==========  ==========  ==========   ==========

--------
(A) 1997 fiscal year consists of twelve week periods in the first and second quarters, sixteen week period in the third quarter and thirteen week period in the fourth quarter.

(B) The weighted average shares includes the common stock equivalents related to employee stock options and a stock purchase agreement.

(C) Includes year end adjustments of $6.0 million related to reserves for doubtful accounts and inventories review.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  The information required by Part III of Form 10-K (Items 10-13) is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on May 11, 1999, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's last fiscal year end. For Item 10, Directors and Executive Officers of the Registrant, the sections of the Proxy Statement entitled "Nominees," "Continuing Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by this reference. For Item 11, Executive Compensation, the sections of the Proxy Statement entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation of Directors" are incorporated herein by this reference. For Item 12, Security Ownership of Certain Beneficial Owners and Management, the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by this reference. For Item 13, "Certain Relationships and Related Transactions," the section of the Proxy Statement entitled "Compensation Committee Interlocks and Insider Participation" is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................  23
Consolidated Balance Sheets................................................  24
Consolidated Statements of Operations......................................  25
Consolidated Statements of Stockholders' Equity............................  26
Consolidated Statements of Cash Flows......................................  27
Notes to Consolidated Financial Statements.................................  28
Supplementary Data--Summary of Quarterly Results of Operations.............  45

  (a)(2) Financial Statement Schedules:

Report of Independent Public Accountants....................................  58
II--Valuation and Qualifying Accounts.......................................  59

  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

  (a)(3) Exhibits

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3.1    Certificate of Incorporation of the Company, including all amendments thereto(6)
  3.2    Bylaws of the Company, including all amendments thereto(6)
 10.1    [Intentionally Blank]
 10.2    Loan Agreement, dated January 24, 1995, between First Interstate Bank of California and the Company, as renewed(12)
 10.3    Amended and Restated Employment Agreement, dated June 1, 1991, between
          Mr. Emmons and the Company(1), as amended*(21)
 10.4    [Intentionally Blank]
 10.5    Agreement Terminating Partnership Equivalency Program for Robert
          Emmons, dated June 1, 1991, by and among Mr. Emmons, Casino USA and
          Casino France(1)
 10.6    Stock Purchase Agreement, dated March 7, 1989, by and among Mr.
          Emmons, Casino USA, Casino France and the Company(1), as amended
          (16)(21)*
 10.7    Stock Purchase Agreement, dated as of November 5, 1990, by and among
          American Foodservice Distributors, Casino USA and Mr. Del Prete, et
          al.(1)
 10.8    [Intentionally Blank]
 10.9    Lease, dated June 3, 1991, by and between Casino Realty and S&F
          Stores(1)
 10.10   Form of Master Lease with Casino Realty as lessor(1)
 10.11   Form of Master Sublease with either Casino USA or Casino Realty as sublessor(1)
 10.12   Form of Lease between lessor and Port Stockton(1)
 10.13   Lease by and between ADP Properties and Port Stockton, dated May 14,
          1990(1)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.14   Amendment to Leases, dated November 5, 1990, by and between Mr. Del
          Prete, Miner Avenue and Nancy L. Del Prete, and Port Stockton(1)
 10.15   Description of Certain Management Compensatory Plans and Arrangements*
 10.16   Amended and Restated Stock Incentive Plan of the Company*(21)
 10.17   Smart & Final Pension Plan, as amended(12)*
 10.18   Adoption Agreement #004, Nonstandardized Profit Sharing Plan for Port
          Stockton, dated August 28, 1990(1)
 10.19   Guaranty of Casino USA, dated as of June 7, 1991(1)
 10.20   Smart & Final Amended and Restated 401(k) Savings Plan(12)*
 10.21   Registration Rights Agreement, dated August 6, 1991, by and among the
          Company, Casino USA and Mr. Emmons(3), as amended(16)*
 10.22   Tax Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Sharing Agreement, dated as of November 5, 1984, by and between the Company and Casino USA, as amended)(6)
 10.23   Adoption Agreement #008, Nonstandardized Code (S)401(k) Profit Sharing
          Plan for Port Stockton, dated August 4, 1992(12)
 10.24   Intercompany Agreement, dated August 6, 1991, by and between Casino
          USA, Casino Realty, Inc. and the Company(3)
 10.25   Truck Lease and Service Agreement, dated December 13, 1991, between
          Smart & Final and Ryder Truck Rental, Inc.(2)
 10.26   Agreement to Sell and Purchase Real Property and Escrow Instructions
          By and Between Mr. Del Prete, individually and doing business as "ADP
          Properties," and Mrs. Del Prete and Port Stockton Food Distributors,
          Inc., dated August 25, 1992(4)
 10.27   Agreement to Sell and Purchase Real Property and Escrow Instructions
          By and Between Mr. Del Prete and Port Stockton Food Distributors,
          Inc. dated August 25, 1992(4)
 10.28   Employment Agreement between the Company and Mr. Laverty(16)*
 10.29   Employment Agreement between the Company and Mr. Lynch(17)*
 10.30   Severance Agreement between the Company and Mr. Alvarado(5)*
 10.31   Severance Agreement between the Company and Mr. Chiavelli(5)*
 10.32   [Intentionally Blank]
 10.33   [Intentionally Blank]
 10.34   Severance Agreement between the Company and Mr. Goneau(5)*
 10.35   Severance Agreement between the Company and Mr. Griffin(5)*
 10.36   Stock Purchase Agreement dated November 8, 1994, among the Company,
          Sternlieb Family Investments, Ltd., and Edward I. Sternlieb, Henry
          Sternlieb and Rose Sternlieb(8)
 10.37   Severance Agreement between the Company and Mr. Magruder(5)*
 10.38   Severance Agreement between the Company and Mr. Martin(5)*
 10.39   Severance Agreement between the Company and Ms. Mullins(5)*
 10.40   Severance Agreement between the Company and Mr. Shah(5)*
 10.41   Severance Agreement between the Company and Mr. Taylor(5)*
 10.42   Deferred Compensation Agreement between the Company and Mr.
          Laverty(6)*

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.43   Deferred Compensation Agreement between the Company and Mr. Lynch(6)*
 10.44   Non-Negotiable Promissory Note dated November 8, 1994, of the Company for the benefit of Sternlieb Family Investments, Ltd.(8)
 10.45   Stockholders' Agreement dated as of November 8, 1994, among the
          Company, Sternlieb Family Investments, Ltd. and Henry Lee(8)
 10.46   Employment Agreement dated as of November 8, 1994, between Henry Lee and Edward I. Sternlieb(8)*
 10.47   Consulting Agreement dated as of November 8, 1994, between Henry Lee and Sternlieb Consulting, Inc.(8), as amended(21)
 10.48   Lease dated as of November 8, 1994, between Henry Sternlieb and Henry
          Lee(8)
 10.49   Lease dated as of July 2, 1985, as amended by First Amendment of
          Lease, between Edward I. Sternlieb and Henry Lee(8)
 10.50   Lease dated as of August 1, 1980, and related Agreement dated as of
          November 8, 1994, between Henry and Rose Sternlieb and Henry Lee(8)
 10.51   Purchase and Sale Agreement dated October 7, 1994, between Nestle Food
          Company and Port Stockton(8)
 10.52   Revolving Credit and Reimbursement Agreement dated November 21, 1991 between Henry Lee and NCNB National Bank of Florida, as amended(8)
 10.53   Henry Lee Company Second Profit Sharing Plan and Trust, as amended(12)
 10.54   Henry Lee Company Guaranty of Edward I. Sternlieb, dated October 1,
          1993(12)
 10.55   Henry Lee Company Guaranty of Henry and Rose Sternlieb, dated August
          1, 1980(12)
 10.56   Smart & Final Inc. Supplemental Deferred Compensation Plan(9), as
          amended(16)*
 10.57   Smart & Final Inc. Directors Deferred Compensation Plan(9), as
          amended(16)*
 10.58   Participation Agreement dated December 15, 1994, among the Company,
          Smart & Final, Port Stockton, Shawmut Bank Connecticut, National
          Association, Credit Lyonnais Cayman Island Branch and Credit Lyonnais
          New York Branch; with the associated Loan Agreement among Shawmut
          Bank Connecticut, National Association, Credit Lyonnais Cayman Island
          Branch and Credit Lyonnais New York Branch, and Trust Agreement
          between Shawmut Bank Connecticut, National Association and Credit
          Lyonnais New York Branch(12), as amended(19)
 10.59   Agency Agreement dated December 15, 1994, between Shawmut Bank
          Connecticut, National Association and the Company(12), as amended(19)
 10.60   Lease Agreement dated December 15, 1994, between Shawmut Bank
          Connecticut, National Association and the Company(12), as amended(19)
 10.61   Agreement between Port Stockton Food Distributors, Inc. and Food
          Distribution Employees Association(9)
 10.62   Vehicle Lease Service Agreement(9)
 10.63   Consulting Agreement dated October 1, 1995 between Yves Guichard and the Company(10)
 10.64   Consulting Agreement dated October 1, 1995 between Gilles Pinoncely and the Company(10)
 10.65   Credit Agreement dated November 20, 1995 between Credit Lyonnais-Los
          Angeles Branch and the Company(10)
 10.66   Asset Purchase Agreement between Falcone & Italia Foods, Inc.,
          Salvatore J. Falcone, Mark Gilden, and Henry Lee Company(13)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.67   Asset Purchase Agreement between Craig & Hamilton Meat Co., Inc.,
          Patrick D. Craig and Port Stockton Food Distributors, Inc.(14)
 10.68   Smart & Final Inc. Trust for Deferred Compensation Plans(16)*
 10.69   Agreement for Conveyance of Real Property dated as of October 31, 1996 by and among the Company, Casino USA and Casino Realty, Inc. and the
          First Amendment thereto dated December 19, 1996(15)
 10.70   Letter Agreement dated as of December 10, 1996, among the Company and
          Wells Fargo Bank, N.A.(16)
 10.71   Participation Agreement dated as of April 16, 1997, among the Company,
          Smart & Final Stores Corporation, Port Stockton Food Distributors,
          Inc., Fleet National Bank, a national banking association, not in its individual capacity but solely as the Owner Trustee under the Trust
          Agreement, Credit Lyonnais New York Branch, Credit Lyonnais Leasing
          Corp. and the Lenders named therein(18), as amended(20)
 10.75   First Amendment and Restatement dated as of June 20, 1997, to
          Participation Agreement dated December 15, 1994, among the Company,
          Smart & Final Stores Corporation, Port Stockton Food Distributors
          Inc., Fleet National Bank, a national banking association, not in its individual capacity but solely as the Owner Trustee under the Trust
          Agreement, Credit Lyonnais Los Angeles Branch, Bank Leumi Le-Israel
          B.M, The Fuji Bank Limited, Los Angeles Agency, The Industrial Bank
          of Japan, Limited, Los Angeles Agency, Via Banque, Credit Lyonnais
          New York Branch and Credit Lyonnais Leasing Corp.(19), as amended(20)
 10.76   First Amendment and Restatement dated as of June 20, 1997 to Agency
          Agreement dated December 15, 1994(19)
 10.77   First Amendment and Restatement dated as of June 20, 1997 to Loan
          Agreement dated December 15, 1994(19)
 10.78   First Amendment and Restatement dated as of June 20, 1997 to Lease
          Agreement dated December 15, 1994(19)
 10.79   Asset Purchase Agreement dated as of May 30, 1997, among American
          Foodservice Distributors and Mallard's Food Products, Inc.(19)
 10.80   1997 Executive Severance Agreement(20)*
 10.81   Agreement to Sell and Purchase Real Property and Escrow Instructions
          dated as of September 1, 1997, among the Company and Fred Kayne, as amended(20)
 10.82   Agreement to Sell and Purchase Real Property and Escrow Instructions
          dated as of September 12, 1997, among Smart & Final Stores
          Corporation and Certified Grocers of California, Ltd.(20), as
          amended(22)(23)
 10.83   Letter Agreement dated as of September 18, 1997 among the Company and
          Wells Fargo Bank, N.A.(20)
 10.84   Asset Purchase Agreement dated as of September 26, 1997 among American
          Foodservice Distributors, Orlando Foodservice, Inc., Capricorn Foods
          of Central Florida, Inc., Michael Altif and Frederick Coe(20)
 10.85   Asset Purchase Agreement dated as of September 26, 1997, among
          American Foodservice Distributors and Continental Grain Company(20)
 10.86   Supplemental Executive Retirement Plan Master Plan Document(21)*
 10.87   Stock Purchase Agreement dated as of January 5, 1998, among American
          Foodservice Distributors and Sternlieb Family Investments, Ltd.(21)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.88   Consulting Agreement dated as of January 5, 1998, among Henry Lee
          Company and Edward I. Sternlieb(21)
 10.89   Long-Term Equity Compensation Plan of the Company(17)*
 10.90   Separation Agreement and Mutual General Release among the Company and
          Mr. Laverty(21)*
 10.91   Agreement Between Smart & Final Foodservice Distributors and Food
          Distributors Employee Association dated as of April 1, 1998(22)
 10.92   Credit Agreement (Bridge Loan) dated as of April 30, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch(23)
 10.93   Asset Purchase Agreement dated May 15, 1998 by and among the Company
          and
          United Grocers, Inc.(23)
 10.94   Office Lease dated as of April, 1998 by and among the Commerce Citadel
          Development Authority and Smart & Final Stores Corporation(23)
 10.95   Participation Agreement dated as of May 20, 1998 by and among the
          Company, Smart & Final Realty Trust 1998, Credit Lyonnais Los Angeles
          Branch, as Agent, and the Lenders named therein (Certified
          Property)(23)
 10.96   Trust Agreement dated as of May 13, 1998, by and among Credit Lyonnais
          Leasing Corp. and Wilmington Trust Company(23)
 10.97   Lease and Agreement dated as of May 20, 1998 by and among Smart &
          Final Realty Trust 1998 and Smart & Final Inc.(23)
 10.98   Loan Agreement dated as of May 20, 1998 by and among Smart & Final
          Realty Trust 1998, Credit Lyonnais Los Angeles Branch, as Agent, and
          the Lenders named therein(23)
 10.99   First Waiver (Credit Agreement) dated as of July 22, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent(24)
 10.100  First Waiver (Bridge Loan Credit Agreement) dated as of July 22, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as
          Agent(24)
 10.101  First Waiver (1994 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Stores Corporation, Port
          Stockton Food Distributors, Inc., State Street Bank and Trust Company
          of California, N.A., Credit Lyonnais Leasing Corp., Credit Lyonnais
          Los Angeles Branch, as Agent, and various lenders named therein(24)
 10.102  First Waiver (1997 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Stores Corporation, Port
          Stockton Food Distributors, Inc., State Street Bank and Trust Company
          of California, N.A., Credit Lyonnais Leasing Corp., and Credit
          Lyonnais Los Angeles Branch, as Agent(24)
 10.103  First Waiver (1998 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Realty Trust 1998-1,
          Wilmington Trust Company, Credit Lyonnais Leasing Corp., and Credit
          Lyonnais Los Angeles Branch, as Agent(24)
 10.104  Employment Agreement dated as of September 1, 1998 by and among Smart
          & Final Inc. and Phillip E. Hawkins*(24)
 10.105  Second Waiver (Credit Agreement) dated as of October 1, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as
          Agent(24)
 10.106  Second Waiver (Bridge Loan Credit Agreement) dated as of October 1,
          1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent(24)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.107  Second Waiver (1994 Participation Agreement) dated as of October 1,
          1998 by and among the Company, Smart & Final Stores Corporation, Port
          Stockton Food Distributors, Inc., State Street Bank and Trust Company
          of California, N.A., Credit Lyonnais Leasing Corp., Credit Lyonnais
          Los Angeles Branch, as Agent, and various lenders named therein(24)
 10.108  Second Waiver (1997 Participation Agreement) dated as of October 1,
          1998 by and among the Company, Smart & Final Stores Corporation, Port
          Stockton Food Distributors, Inc., State Street Bank and Trust Company
          of California, N.A., Credit Lyonnais Leasing Corp., and Credit
          Lyonnais Los Angeles Branch, as Agent(24)
 10.109  Second Waiver (1998 Participation Agreement) dated as of October 1,
          1998 by and among the Company, Smart & Final Realty Trust 1998-1,
          Wilmington Trust Company, Credit Lyonnais Leasing Corp., and Credit
          Lyonnais Los Angeles Branch, as Agent(24)
 10.110  Loan Agreement dated as of November 13, 1998 by and among the Company and Casino USA, Inc.(24)
 10.111  Promissory Note dated as of November 13, 1998(24)
 10.112  Credit Agreement dated as of November 13, 1998 by and among the
          Company, the financial institutions and other entities listed as
          Lenders, Credit Lyonnais Los Angeles Branch, as Administrative Agent,
          and as Co-Lead Arranger, Nationsbanc Montgomery Securities LLC, as
          Syndication Agent and Credit Lyonnais New York Branch, as L/C
          Bank(24), as amended
 10.113  Participation Agreement dated as of November 13, 1998 by and among the
          Company as Lessee and Construction Agent, various parties from time to time as Guarantors, First Security Bank, National Association,
          various banks and other lending institutions as Holders and Lenders, and Credit Lyonnais Los Angeles Branch as Administrative Agent(24)
 10.114  Stock Warrant Agreement dated as of February 17, 1998, by and among the Company and Mr. Emmons, as amended*
 10.115  First Amendment to Revolving Credit Agreement and Synthetic Lease
          Credit Agreement dated as of December 23, 1998
 10.116  First Waiver and Consent to Extension of Time in connection with
          Revolving Credit Agreement and Synthetic Lease Credit Agreement dated as of January 13, 1999
 10.117  Waiver to Loan Agreement dated as of February 17, 1999 between the
          Company and Casino USA, Inc.
 10.118  Second Amendment and Conditional Waiver in connection with Revolving
          Credit Agreement and Participation Agreement dated as of March 12,
          1999
 21      Subsidiaries
 23      Consent of Arthur Andersen LLP
 27      Financial Data Schedule

--------
 (1) Incorporated herein by reference to the corresponding Exhibit number in the Company's Registration Statement on Form S-1 (Registration No. 33-41103) which became effective on July 30, 1991.

 (2) Incorporated herein by reference to the corresponding Exhibit number in the Company's Form 8-Amendment No. 1 to its Annual Report for the fiscal year ended December 29, 1991 on Form 10-K, which was filed on March 30, 1992.

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

(10) Incorporated herein by reference to the corresponding Exhibit number in the Companys Quarterly Report for the quarter ended October 8, 1995 on Form 10-Q which was filed on November 22, 1995.

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

(20) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended October 5, 1997 on Form 10-Q, which was filed on January 4, 1998.

(21) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the year ended January 4, 1998 on Form 10-K which was filed on April 13, 1998.

(22) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended March 29, 1998 on Form 10-Q, which was filed on May 12, 1998.

(23) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended June 21, 1998 on Form 10-Q, which was filed on August 12, 1998.

(24) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended October 11, 1998 on Form 10-Q, which was filed on November 25, 1998.

* Management contracts and compensatory plans, contracts and arrangements of the Company.

  (b) Reports on Form 8-K:

  1. The Company filed a Current Report on Form 8-K, dated December 3, 1998, with the Securities and Exchange Commission reporting that the Company had issued a press release announcing the retirement of its Chairman and Chief Executive Officer, Robert J. Emmons and the appointment of Ross E. Roeder as Chairman and Chief Executive Officer.

  2. The Company filed a Current Report on Form 8-K, dated December 9, 1998, with the Securities and Exchange Commission reporting that the Company had issued a press release announcing that its Board of Directors had authorized an offering to shareholders of rights to purchase $60 million of additional shares of the Company's common stock.

  3. The Company filed a Current Report on Form 8-K, dated March 4, 1999, with the Securities and Exchange Commission reporting that the Company had eliminated certain executive level positions within its principal operating subsidiary, Smart & Final Stores Corporation.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 22, 1999.

                                          SMART & FINAL INC.

                                                 /s/ Martin A. Lynch
                                          By: _________________________________
                                                     Martin A. Lynch
                                                Executive Vice President,
                                               Chief Financial Officer and
                                                        Principal
                                                   Accounting Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 22, 1999.

       /s/ Ross E. Roeder            Chairman of the Board and Chief
____________________________________  Executive Officer
           Ross E. Roeder

      /s/ Martin A. Lynch            Executive Vice President, Chief
____________________________________  Financial Officer, and Principal
          Martin A. Lynch             Accounting Officer

       /s/ Pierre Bouchut            Director
____________________________________
           Pierre Bouchut

                                     Director
____________________________________
        Jean-Louis Bourgier

     /s/ Christian Couvreux          Director
____________________________________
         Christian Couvreux

       /s/ Timm F. Crull             Director
____________________________________
           Timm F. Crull

       /s/ James S. Gold             Director
____________________________________
           James S. Gold

      /s/ Antoine Guichard           Director
____________________________________
          Antoine Guichard

    /s/ David J. McLaughlin          Director
____________________________________
        David J. McLaughlin

     /s/ Thomas G. Plaskett          Director
____________________________________
         Thomas G. Plaskett

     /s/ Etienne Snollaerts          Director
____________________________________
         Etienne Snollaerts

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smart & Final Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Smart & Final Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 12, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                          Arthur Andersen LLP

Los Angeles, California
March 12, 1999

                               SMART & FINAL INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    For the Fiscal Years 1998, 1997 and 1996

                         Balance at
                         Beginning  Acquisition                        Balance at
                         of Period  of Business Additions  Deductions End of Period
                         ---------- ----------- ---------- ---------- -------------
Fiscal year 1998:
Allowance for doubtful
 accounts............... $5,518,000 $  334,000  $3,777,000 $5,969,000  $3,660,000
                         ========== ==========  ========== ==========  ==========
Inventory realizable
 value allowance........ $1,851,000 $1,000,000  $1,148,000 $1,062,000  $2,937,000
                         ========== ==========  ========== ==========  ==========
Fiscal year 1997:
Allowance for doubtful
 accounts............... $2,568,000 $  507,000  $4,354,000 $1,911,000  $5,518,000
                         ========== ==========  ========== ==========  ==========
Inventory realizable
 value allowance........ $  765,000 $  100,000  $1,000,000 $   14,000  $1,851,000
                         ========== ==========  ========== ==========  ==========
Fiscal year 1996
Allowance for doubtful
 accounts............... $1,867,000 $  354,000  $1,256,000 $  909,000  $2,568,000
                         ========== ==========  ========== ==========  ==========
Inventory realizable
 value allowance........ $  579,000 $   75,000  $  397,000 $  286,000  $  765,000
                         ========== ==========  ========== ==========  ==========