Form 10-K/A
period 1999-01-03
SMART & FINAL INC/DE
filed 1999-04-02
CIK 875751

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               ----------------

                                   FORM 10-K/A
(Mark one)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

                                     None
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 17, 1999, the aggregate market value of Common Stock held by nonaffiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $81,022,137 ("nonaffiliates" excludes for this purpose executive officers, directors and the registrant's majority shareholder).

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following information is included in this section:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................   3
Consolidated Balance Sheets................................................   4
Consolidated Statements of Operations......................................   5
Consolidated Statements of Stockholders' Equity............................   6
Consolidated Statements of Cash Flows......................................   7
Notes to Consolidated Financial Statements.................................   8
Supplementary Data--Summary of Quarterly Results of Operations.............  25

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

(C) Includes year end adjustments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                              SMART & FINAL INC.

                   (in thousands, except per share amounts)

                                               Fiscal year 1997(A)
                             -----------------------------------------------------------
                                First      Second      Third       Fourth
                               Quarter    Quarter     Quarter      Quarter      Total
                              12 Weeks    12 Weeks    16 Weeks   13 Weeks(C)   53 Weeks
                             ----------- ----------  ----------  -----------  ----------
                             (Unaudited) (Unaudited) (Unaudited) (Unaudited)
   Income Statement Data:
   Sales...................  $  306,984  $  334,948  $  442,522  $  368,566   $1,453,020
   Cost of sales, buying
    and occupancy..........     262,397     285,250     381,236     329,474    1,258,357
                             ----------  ----------  ----------  ----------   ----------
   Gross margin............      44,587      49,698      61,286      39,092      194,663
   Operating and
    administrative
    expenses...............      34,827      37,177      47,746      50,099      169,849
   Special charges.........         --          --          --        8,884        8,884
                             ----------  ----------  ----------  ----------   ----------
     Income (loss) from
      operations...........       9,760      12,521      13,540     (19,891)      15,930
     Interest expense,
      net..................       1,537       1,727       2,613       2,240        8,117
                             ----------  ----------  ----------  ----------   ----------
   Income (loss) before
    income taxes and
    minority share of net
    income (loss)..........       8,223      10,794      10,927     (22,131)       7,813
   Income taxes............       3,235       4,043       4,227      (9,565)       1,940
   Minority share of net
    income (loss)..........         106          10        (140)       (539)        (563)
                             ----------  ----------  ----------  ----------   ----------
   Income (loss) from
    consolidated
    subsidiaries...........       4,882       6,741       6,840     (12,027)       6,436
   Equity earnings in
    unconsolidated
    subsidiary.............         100         100         --          --           200
                             ----------  ----------  ----------  ----------   ----------
   Net income (loss).......  $    4,982  $    6,841  $    6,840  $  (12,027)  $    6,636
                             ==========  ==========  ==========  ==========   ==========
   Earnings (loss) per
    common share...........  $     0.22  $     0.31  $     0.31  $    (0.54)        0.30
                             ==========  ==========  ==========  ==========   ==========
   Weighted average common
    shares.................  21,995,285  22,054,168  22,196,781  22,359,055   22,158,673
                             ==========  ==========  ==========  ==========   ==========
   Earnings (loss) per
    common share, assuming
    dilution...............  $     0.22  $     0.30  $     0.30  $    (0.54)  $     0.29
                             ==========  ==========  ==========  ==========   ==========
   Weighted average common
    shares and common share
    equivalents(B).........  22,822,384  22,763,837  23,014,109  22,359,055   22,753,333
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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................   3
Consolidated Balance Sheets................................................   4
Consolidated Statements of Operations......................................   5
Consolidated Statements of Stockholders' Equity............................   6
Consolidated Statements of Cash Flows......................................   7
Notes to Consolidated Financial Statements.................................   8
Supplementary Data--Summary of Quarterly Results of Operations.............  25

  (a)(2) Financial Statement Schedules:

Report of Independent Public Accountants....................................
II--Valuation and Qualifying Accounts.......................................

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
 10.107  Second Waiver (1994 Participation Agreement) dated as of October 1,
          1998 by and among the Company, Smart & Final Stores Corporation, Port
          Stockton Food Distributors, Inc., State Street Bank and Trust Company
          of California, N.A., Credit Lyonnais Leasing Corp., Credit Lyonnais
          Los Angeles Branch, as Agent, and various lenders named therein(24)
 10.108  Second Waiver (1997 Participation Agreement) dated as of October 1,
          1998 by and among the Company, Smart & Final Stores Corporation, Port
          Stockton Food Distributors, Inc., State Street Bank and Trust Company
          of California, N.A., Credit Lyonnais Leasing Corp., and Credit
          Lyonnais Los Angeles Branch, as Agent(24)
 10.109  Second Waiver (1998 Participation Agreement) dated as of October 1,
          1998 by and among the Company, Smart & Final Realty Trust 1998-1,
          Wilmington Trust Company, Credit Lyonnais Leasing Corp., and Credit
          Lyonnais Los Angeles Branch, as Agent(24)
 10.110  Loan Agreement dated as of November 13, 1998 by and among the Company and Casino USA, Inc.(24)
 10.111  Promissory Note dated as of November 13, 1998(24)
 10.112  Credit Agreement dated as of November 13, 1998 by and among the
          Company, the financial institutions and other entities listed as
          Lenders, Credit Lyonnais Los Angeles Branch, as Administrative Agent,
          and as Co-Lead Arranger, Nationsbanc Montgomery Securities LLC, as
          Syndication Agent and Credit Lyonnais New York Branch, as L/C
          Bank(24), as amended
 10.113  Participation Agreement dated as of November 13, 1998 by and among the
          Company as Lessee and Construction Agent, various parties from time to time as Guarantors, First Security Bank, National Association,
          various banks and other lending institutions as Holders and Lenders, and Credit Lyonnais Los Angeles Branch as Administrative Agent(24)
 10.114  Stock Warrant Agreement dated as of February 17, 1998, by and among the Company and Mr. Emmons, as amended*
 10.115  First Amendment to Revolving Credit Agreement and Synthetic Lease
          Credit Agreement dated as of December 23, 1998
 10.116  First Waiver and Consent to Extension of Time in connection with
          Revolving Credit Agreement and Synthetic Lease Credit Agreement dated as of January 13, 1999
 10.117  Waiver to Loan Agreement dated as of February 17, 1999 between the
          Company and Casino USA, Inc.
 10.118  Second Amendment and Conditional Waiver in connection with Revolving
          Credit Agreement and Participation Agreement dated as of March 12,
          1999
 10.119  Non-Employee Director Stock Plan* (25)
 21      Subsidiaries
 23      Consent of Arthur Andersen LLP
 27      Financial Data Schedule

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

(25) Incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement dated April 9, 1996 in connection with its annual stockholders meeting which was filed on April 9, 1996.

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


                                   SMART & FINAL INC.

                                   By:





Date:  April 1, 1999                        /s/ MARTIN A. LYNCH
                                   ---------------------------------------------
                                                Martin A. Lynch
                                            Executive Vice President,
                                        Principal Financial Officer, and
                                   Principal Accounting Officer of the Company