Form 10-Q
period 1999-03-28
SMART & FINAL INC/DE
filed 1999-05-03
CIK 875751

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                           __________________________

                                   FORM 10-Q

(Mark one)

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 28, 1999

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

Yes   X   No____.

The registrant had 22,627,179 shares of common stock outstanding as of April 30, 1999.

===============================================================================

                              SMART & FINAL INC.
                                     Index

                                    Part I
                             Financial Information


                                                                     Page
Item 1.   Financial Statements
          Unaudited Consolidated Balance Sheets                          2
          Unaudited Consolidated Statements of Operations                3
          Unaudited Consolidated Statements of Cash Flows                4
          Notes to Unaudited Consolidated Financial Statements           5

Item 2.   Management's Discussion and Analysis of Financial Condition    8
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk     14

                                    Part II
                               Other Information


Item 1.   Legal Proceedings                                             15
Item 2.   Changes in Securities                                         15
Item 3.   Defaults upon Senior Securities                               15
Item 4.   Submission of Matters to a Vote of Security Holders           15
Item 5.   Other Information                                             15
Item 6.   Exhibits and Reports on Form 8-K                              15


                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)

                                                                           March 28,                              January 3,
ASSETS                                                                       1999                                   1999
------                                                                   -----------                            ----------
                                                                         (unaudited)
Current assets:
   Cash & cash equivalents                                                $    33,954                            $   20,887
   Trade notes and accounts receivable, less
       allowance for doubtful accounts of
       $2,686 in 1999 and $3,660 in 1998                                       62,941                                70,155
   Inventories                                                                151,546                               157,678
   Prepaid expenses                                                            15,944                                22,341
   Deferred tax asset                                                          11,511                                11,511
                                                                         -----------                            ----------
       Total current assets                                                  275,896                               282,572
Property, plant and equipment:
   Land                                                                       36,387                                36,387
   Buildings and improvements                                                 29,613                                29,625
   Leasehold improvements                                                     82,023                                85,501
   Fixtures and equipment                                                    165,555                               162,148
                                                                         -----------                            ----------
                                                                             313,578                               313,661
   Less - Accumulated depreciation and amortization                          106,494                               108,588
                                                                         -----------                            ----------
       Net property, plant and equipment                                     207,084                               205,073

Assets under capital leases, net of accumulated
   amortization of  $6,790 in 1999 and $6,669 in 1998                         3,895                                 4,016
Goodwill, net of accumulated amortization
   of  $2,425 in 1999 and $2,060 in 1998                                      56,302                                56,667
Deferred tax asset                                                             3,730                                 3,730
Other assets                                                                  29,718                                30,206
                                                                         -----------                            ----------
       Total assets                                                      $   576,625                            $  582,264
                                                                         ===========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                                  $   149,126                            $  139,680
   Accounts payable                                                           92,692                                97,568
   Payable to Parent and affiliates                                                -                                 1,681
   Accrued salaries and wages                                                 14,455                                13,951
   Other accrued liabilities                                                  32,678                                40,789
                                                                         -----------                            ----------
       Total current liabilities                                             288,951                               293,669
Long-term liabilities:
   Notes payable, net of current maturities                                   15,212                                15,839
   Notes payable to affiliates                                                55,388                                55,388
   Obligations under capital leases                                            7,301                                 7,485
   Other long-term liabilities                                                 3,046                                 3,033
   Workers' compensation reserve, postretirement
     and postemployment benefits                                              17,859                                17,564
                                                                         -----------                            ----------
       Total long-term liabilities                                            98,806                                99,309

Stockholders' equity:
   Preferred stock, $1 par value (authorized-
   10,000,000 shares; no shares issued)                                            -                                     -
   Common stock, $0.01 par value (authorized-
   100,000,000 shares; 22,527,179 shares issued
   and outstanding in 1999 and 22,527,179 in 1998)                               225                                   225
   Additional paid-in capital                                                145,043                               144,987
   Cumulative translation loss                                                  (835)                                  (835)
   Retained earnings                                                          44,435                                44,909
                                                                         -----------                            ----------
       Total stockholders' equity                                            188,868                               189,286
                                                                         -----------                            ----------
           Total liabilities and stockholders' equity                    $   576,625                            $  582,264
                                                                         ===========                            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           SMART & FINAL INC
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except per share amounts)

                                                                                   Twelve Weeks Ended
                                                                          -----------------------------------
                                                                             March 28,            March 29,
                                                                               1999                 1998
                                                                          ---------------      --------------
                                                                                       (Unaudited)
   Sales................................................................   $   398,337          $   334,278
   Cost of sales, buying and occupancy..................................       348,259              294,538
                                                                          ---------------      --------------
   Gross margin.........................................................        50,078               39,740
   Operating and administrative expenses................................        46,102               39,418
                                                                          ---------------      --------------
          Income from operations........................................         3,976                  322

   Interest expense, net................................................         5,081                2,128
                                                                          ---------------      --------------
   Income (loss) before income taxes and
        cumulative effect of accounting change..........................        (1,105)              (1,806)
   Income taxes.........................................................          (419)                (780)
                                                                          ---------------      --------------
         Income (loss) from consolidated subsidiaries...................          (686)              (1,026)
   Equity earnings in unconsolidated subsidiary.........................           212                  130
                                                                          ---------------      --------------
         Income (loss) before cumulative effect of accounting change....          (474)                (896)

   Cumulative effect of accounting change (startup costs, net of
        tax effect of $758).............................................             -                1,090
                                                                          ---------------      --------------
         Net income (loss)..............................................   $      (474)         $    (1,986)
                                                                          ===============      ==============

   Earnings (loss) per common share:
      Earnings (loss) per common share before cumulative effect of
        accounting change...............................................   $      (0.02)        $     (0.04)
      Cumulative effect of accounting change per common share...........            -                 (0.05)
                                                                          ---------------      --------------
      Earnings (loss) per common share..................................   $      (0.02)        $     (0.09)
                                                                          ===============      ==============

   Weighted average common shares.......................................     22,527,179          22,395,653
                                                                          ===============      ==============

   Earnings (loss) per common share, assuming dilution:
      Earnings (loss) per common share, assuming dilution, before
        cumulative effect of accounting change..........................   $      (0.02)        $     (0.04)
      Cumulative effect of accounting change per common share...........            -                 (0.05)
                                                                          ---------------      --------------
      Earnings (loss) per common share, assuming dilution...............   $      (0.02)        $     (0.09)
                                                                          ===============      ==============

   Weighted average common shares
       and common share equivalents.....................................     22,527,179          22,395,653
                                                                          ===============      ==============
   Dividend per common share............................................   $        -           $      0.05
                                                                          ===============      ==============

The accompanying notes are an integral part of these consolidated financial statements

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)



                                                                            Twelve Weeks Ended
                                                                       ----------------------------
                                                                        March 28,         March 29,
                                                                          1999              1998
                                                                       ----------       -----------
                                                                                (unaudited)
Cash Flows From Operating Activities:
   Net loss .......................................................    $    (474)        $   (1,986)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Gain on disposal of fixed assets.............................         (407)              (587)
      Depreciation and amortization................................        6,898              6,434
      Amortization of deferred financing costs.....................          515                  -
      Cumulative effect of accounting change, net of taxes.........            -              1,090
      Equity earnings in unconsolidated subsidiary.................         (212)              (130)
      Decrease (increase), net of business acquisition, in:
        Trade notes and accounts receivable........................        7,214              2,458
        Inventories................................................        6,132              4,116
        Prepaid expenses and other.................................        4,994              2,746
      Increase (decrease), net of business acquisition, in:
        Accounts payable...........................................       (4,173)             3,089
        Accrued liabilities........................................          504                462
        Other liabilities..........................................       (4,520)            (5,013)
                                                                       ----------        ----------

      Net cash provided by operating activities....................       16,471             12,679
                                                                       ----------        ----------

Cash Flows From Investing Activities:
   Acquisition of property, plant and equipment ...................       (9,417)            (7,025)
   Proceeds from disposal of property, plant and equipment.........          458                295
   Acquisition of business.........................................            -             (1,924)
   Other...........................................................         (272)               952
                                                                       ----------        ----------

     Net cash used in investing activities.........................       (9,231)            (7,702)
                                                                       ----------        ----------

Cash Flows From Financing Activities:
   Proceeds from issuance of common stock..........................            -                373
   Payments on bank line of credit.................................            -             (2,000)
   Payments on notes payable.......................................       (1,365)            (1,040)
   Change in payable to Parent and affiliates......................       (1,681)             2,386
   Quarterly dividend paid.........................................       (1,127)            (1,119)
   Borrowings of short-term debt...................................       10,000                  -
                                                                       ----------        ----------

     Net cash provided by (used in) financing activities...........        5,827             (1,400)
                                                                       ----------        ----------

Increase in cash and cash equivalents..............................       13,067              3,577

Cash and cash equivalents at beginning of year.....................       20,887             22,891
                                                                       ----------        ----------

Cash and cash equivalents at end of period.........................    $  33,954         $   26,468
                                                                       =========         ==========

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

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

      Smart & Final Inc. (the "Company") is a Delaware corporation and is a 55.1 percent owned subsidiary of Casino USA, Inc. (the "Parent").

      The consolidated balance sheet as of March 28, 1999, the consolidated statements of operations and cash flows for the twelve weeks ended March 28, 1999 and March 29, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 3, 1999.

(2)  Fiscal years

     The Company's fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

(3)  Income taxes

     The Company and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company received tax sharing benefits of $1,361,000 and $1,771,000 in the twelve-week periods ended March 28, 1999 and March 29, 1998, respectively, from the Parent for state income taxes overpaid, due to losses in 1999 and 1998. The Company did not pay any federal income taxes in the twelve-week periods ended March 28, 1999 and March 29, 1998, due to losses in the first quarter of each year.

(4)  Earnings per common share

     Earnings per common share is based on the weighted average number of common shares outstanding. Earnings per common share, assuming dilution includes the weighted average number of common stock equivalents outstanding related to employee stock options and a stock purchase agreement.

(5)  Dividend

     The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors, and there can be no assurance whether or when dividends will be paid in the future. The Company's debt facilities also contain restrictions on the amount of cash dividends

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

declared or paid. The Company announced in a press release dated February 17, 1999, that, as part of a program to reduce debt levels and interest expense, dividends on its common stock have been suspended indefinitely. The suspension of dividends was effective following the payment of the fourth quarter 1998 dividend paid on January 29, 1999.

(6)  Segment Reporting

     The Company has two reportable segments: Stores and Foodservice. The stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The foodservice distribution segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers and Smart & Final stores. Corporate expense is comprised primarily of the Company's corporate expenses incidental to the activities of the reportable segments and rental income from Smart & Final Stores. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

     The Company does not allocate interest, income taxes or nonrecurring gains and losses to the reportable segments. These costs are included in Corporate Expense below. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

     The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:


For the twelve weeks ended March 28, 1999:

                                                       Corporate
                               Stores    Foodservice    Expense       Total
                              --------   -----------   ----------   ---------
Revenues from external
  customers                   $294,466      $103,871     $     -    $398,337
Intercompany real estate
  charge (income)                3,194             -      (3,194)          -
Interest income                      -             -         199         199
Interest expense                     -             -       5,280       5,280
Pre-tax income (loss)            3,473           470      (5,048)     (1,105)


                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

For the twelve weeks ended March 29, 1998:


                                                        Corporate
                               Stores    Foodservice     Expense       Total
                              --------   ------------   ----------   ---------
Revenues from external
  customers                   $223,442      $110,836      $     -    $334,278
Intercompany real estate
  charge (income)                3,225             -       (3,225)          -
Interest income                      -             -           95          95
Interest expense                     -             -        2,223       2,223
Pre-tax income (loss)              974        (1,427)      (1,353)     (1,806)

(7)  Legal Actions

     The Company has been named as defendant in various legal actions arising in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in significant liability to the Company.

(8)  Subsequent Event

     Pursuant to an agreement dated March 7, 1989, the Company's former Chairman was obligated to purchase 100,000 common shares. The agreement, as amended at December 29, 1996, included a fixed purchase price of $8.90 per share. On April 22, 1999, the Company's former Chairman fulfilled his obligation by purchasing the 100,000 common shares.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K for the year ended January 3, 1999.

Summary

     Smart & Final Inc. (the "Company") reported a net loss of $0.5 million, or $0.02 per diluted share, for the twelve weeks ended March 28, 1999, compared to a net loss of $2.0 million, or $0.09 per diluted share, in the twelve weeks ended March 29, 1998. The 1998 quarter included a cumulative effect of accounting change, net of tax, charge of $1.1 million, or $0.05 per diluted share, related to adoption of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5 which required write-off of start-up costs.

     Operating earnings increased sharply from the prior year first quarter of $0.3 million to $4.0 million in the current year quarter. This improvement was attributed to increased sales, improved gross margin rates as well as reduced operating and administrative expenses as a result of aggressive cost reduction programs.

     Although operating results improved, the Company reported a loss for the first quarter of 1999 as a result of increased interest costs. Interest expense, net increased due to higher debt levels and rate increases. A previously announced fixed price rights offering to the Company's stockholders is expected to significantly reduce interest expense and improve the Company's financial position.

Results of Operations

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales.


                                                      Twelve Weeks Ended
                                                    -----------------------
                                                    March 28,    March 29,
                                                       1999         1998
                                                    ----------   ----------
     Sales:
       Stores                                            73.9%        66.8%
       Foodservice                                       26.1         33.2
                                                        -----        -----
       Sales, consolidated total                        100.0        100.0
     Cost of sales, buying and occupancy                 87.4         88.1
                                                        -----        -----
     Gross margin                                        12.6         11.9
     Operating and administrative expenses               11.6         11.8
                                                        -----        -----
       Income from operations                             1.0          0.1
     Interest expense, net                                1.3          0.6
                                                        -----        -----
     Income (loss) before income taxes and
       cumulative effect of accounting change            (0.3)        (0.5)
     Income taxes                                        (0.1)        (0.2)
                                                        -----        -----
     Income (loss) before cumulative effect of
       accounting change                                 (0.1)        (0.3)
     Cumulative effect of accounting
       change (start-up costs)                             --          0.3
                                                        -----        -----
     Net income (loss)                                  (0.1)%       (0.6)%
                                                        =====        =====
     *Totals do not aggregate due to rounding.

     The following table sets forth pre-tax profit or loss, in millions, for each of the Company's various reportable segments:


                                                           Twelve Weeks Ended
                                                         ----------------------
                                                         March 28,     March 29,
                                                           1999           1998
                                                         ---------     ---------
     Stores                                                 $ 3.5        $ 1.0
     Foodservice                                              0.5         (1.4)
                                                            -----        -----
       Segment totals                                         4.0         (0.4)
     Interest and other corporate expenses                   (5.1)        (1.4)
                                                            -----        -----

     Consolidated pre-tax loss                              $(1.1)       $(1.8)
                                                            =====        =====

Background


     The Company continued its expansion program in 1999 and 1998 as shown in the following table:

                                                                           Quarter Ended         Year Ended
                                                                           -------------         ----------
                                                                       March 28,    March 29,    January 3,
                                                                         1999         1998          1999
                                                                      ---------    ---------     ---------
     USA:
     Beginning store count                                                 209           167          167
     Stores opened:
       New stores                                                            1             2            5
       Relocations                                                          --             2            3
       Acquired                                                             --            --           39
     Stores relocated or closed                                             --           (2)          (5)
                                                                         -----         -----         ----
     Ending store count                                                    210           169          209
                                                                         -----         -----         ----
     MEXICO:
     Beginning store count                                                   6             5            5
     New stores opened                                                      --             1            1
                                                                         -----         -----         ----
     Ending store count                                                      6             6            6
                                                                         -----         -----         ----

     Grand Total                                                           216           175          215
                                                                         =====         =====         ====

     Mexico operations are not consolidated and are reported on the equity basis.

     Although new stores are important to the Company's continued growth and profitability, each new store opening initially penalizes earnings because stores are not immediately profitable. To date new stores opened in existing market areas generally have achieved break even on a pre-tax basis after allocation of all corporate expenses within the first six to eighteen months. Stores opened in new market areas, which mature more slowly, generally have achieved break even in approximately three years. Because of the complex customer mix, break-even of the Florida stores is expected to take an even longer period.

     Each of the Company's fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Comparison of Twelve Weeks Ended March 28, 1999 with Twelve Weeks Ended March 29, 1998.

     Sales. First quarter 1999 sales were $398.3 million, up 19.2% over the comparable 1998 period. Sales reflect the May, 1998 acquisition of the United Grocers Cash & Carry ("Cash & Carry") store operations.

     Store sales, including Cash & Carry, increased 31.8%, from $223.4 million in first quarter 1998 to $294.5 million in first quarter 1999. Excluding Cash & Carry, store sales increased 8.1% in the first quarter of 1999 versus the first quarter of 1998. Comparable store sales for the first quarter of 1999 increased 4.6% over the prior year period. Average comparable transaction size also increased, by 4.1%, to $31.98 in the first quarter of 1999. These increases are partially due to better weather conditions in 1999 than the record rainfall experienced in the Company's major markets in the first part of 1998. Store sales reflect the eight new stores, including relocations, opened in 1998 and the one new store opened in the first quarter of 1999. Additionally, 39 stores were acquired from United Grocers in 1998.

     Foodservice distribution sales decreased 6.3% from $110.8 million in the first quarter of 1998 to $103.9 million in the current year first quarter. This decrease reflects the decision made in the later part of 1998 to focus foodservice growth on improved credit quality and profitability of foodservice distribution business versus aggressive sales growth.

     Gross Margin. Gross margin improved 26.0% from $39.7 million in the first quarter of 1998 to $50.1 million in the current year quarter. As a percentage of sales, gross margin improved from 11.9% in the prior year quarter to 12.6% in first quarter 1999. The increase in gross margin percentage was due to a number of factors: higher foodservice margins were achieved by expense reductions and a focus on improved credit quality and margins, store margins increased due to purchasing economies and store assortment mix, and a higher proportion of store sales as a percentage of overall sales. Store sales generate higher gross margins and higher expenses than foodservice distribution sales. The increases in gross margin were offset by the inclusion of Cash & Carry, acquired in May 1998, which operates at lower gross margin and expense levels than Smart & Final stores.

     Operating and Administrative Expenses. Operating and administrative expenses for the first quarter of 1999 were $46.1 million, up $6.7 million, or 17.0%, over the first quarter of 1998. These expenses, as a percentage of sales, decreased from 11.8% in the first quarter of 1998 to 11.6% in the first quarter of 1999. Expenses, as a percentage of sales, declined due to lower store expense levels resulting from the inclusion of Cash & Carry, acquired in May 1998, which operates at lower gross margin and expense levels than Smart & Final stores and an intensive corporate-wide expense reduction program, offset by higher foodservice distribution sales commission expenses related to higher foodservice distribution gross margins.

     Interest expense, net. Interest expense, net increased from $2.1 million in the first quarter of 1998 to $5.1 million in the first quarter of 1999. Interest expense, net increased due to higher weighted average borrowings as well as higher weighted average interest rates as a result of the Company's debt restructuring in late 1998. Weighted average borrowings for the first quarter of

1999 increased over the comparable 1998 quarter as a result of spending required for working capital and the Company's expansion program which includes the Cash & Carry acquisition.

Financial Condition

     Cash and cash equivalents were $20.9 million on January 3, 1999, and $34.0 million at March 28, 1999. Cash provided by operating activities for the twelve weeks ended March 28, 1999 was $16.5 million and an increase in revolving debt borrowings provided $10.0 million. Payments on debt were $1.4 million and other financing activities used $1.7 million for the quarter. Investments in fixed asset and other additions were $9.2 million and $1.1 million of dividends were paid.

     During the twelve weeks ended March 28, 1999, trade notes and accounts receivable decreased $7.2 million and inventories declined by $6.1 million as a result of a program to reduce cash investments in working capital. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements. Prepaid expenses decreased $5.0 million, accounts payable decreased $4.2 million, and other liabilities decreased $4.0 million in the quarter.

     Stockholders' equity decreased by $0.4 million to $188.9 million at March 28, 1999 as a result of the $0.5 million loss for the first quarter of 1999 less $0.1 million increase due to the issuance of stock.

Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flow from operations. Cash provided by operating activities was $16.5 million in the first quarter of 1999, up from $12.7 million in the comparable 1998 period. At March 28, 1999, the Company had cash of $34.0 million, compared to $20.9 million at January 3, 1999. The Company had $219.0 million of debt, excluding capital leases, and stockholders' equity of $188.9 million at March 28, 1999.

     On April 2, 1999, the Company filed a registration statement for a fixed price rights offering to its stockholders. The Company intends to distribute to its stockholders subscription rights to purchase additional shares of common stock at a discount to the market price of the stock. The total amount of the offering is expected to be $60 million. The Company expects to complete this offering during the second quarter of 1999. The principal purpose of the proposed rights offering is to increase equity capital and reduce debt of the Company. The Company's majority stockholder, Casino USA, has indicated that it will exercise all of its subscription rights and will purchase any shares in the rights offering not subscribed for by other stockholders. Casino USA is expected to pay for shares it subscribes for by exchanging up to all of the $55.4 million principal of Casino USA's loan to the Company for new shares based on the subscription price set in the offering.

     The Company was not in compliance with financial covenants contained in its loan agreements at the end of fiscal 1998. Accordingly, the Company's debt has been classified as currently payable in the Company's consolidated balance sheet. As of March 12, 1999, the

Company has received a waiver of default of certain financial covenants under the Company's bank credit facilities, for a period extending until June 30, 1999. Continuation of the waiver until such date requires the performance by the Company of certain operating earnings and financial reporting requirements. The waiver also requires that the Company file its registration statement for the rights offering by April 6, 1999 and consummate the offering prior to June 30, 1999. If the Company is not successful in complying with existing financial covenants, it may be required to renegotiate the terms of its loan documents or seek another waiver of certain financial requirements.

     The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations, lease financings and other borrowings and proceeds from the issuance of equity securities. Assuming compliance with financial covenants, it believes that its sources of funds are adequate to provide for working capital, other capital expenditures, and debt service requirements for the foreseeable future.

Year 2000

     The Company relies on a diverse assortment of computer hardware and software, the integrated operation of which is essential to the successful implementation of the Company's operations. In 1996, the Company began a comprehensive review of its information technology systems and other systems and equipment and has developed a Year 2000 implementation program. The implementation program has been reviewed by the Company's Board of Directors. Full compliance and testing is scheduled to be completed by the end of third quarter 1999.

     The entire implementation program is divided into three broad systems, the corporate systems, the store systems and the foodservice systems and the program has two phases, the impact analysis phase and the modification or replacement phase.

     The impact analysis phase for the corporate systems, includes the identification of date sensitive computer codes within the systems, has been completed. The modification or replacement phase for the corporate systems is substantially complete with one remaining subsystem to be completed by the end of third quarter 1999.

     The impact analysis phase for the store systems has been completed and the modification or replacement phase is expected to be completed by mid-1999. The impact analysis phase for the foodservice systems also has been completed, and the modification or replacement phase is on schedule to be completed by the end of the second quarter of 1999.

     Except for the cost of replacement systems, the Company will expense, as incurred, the cost of the Year 2000 program. The Company is funding the costs associated with the Year 2000 program through operating cash flows. The Company estimates the total incremental cost of the Year 2000 program will not exceed $2.3 million. As of March 28, 1999, the Company had incurred approximately $1.5 million in costs with respect to the Year 2000 program.

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

     Although the Company does not believe the actual impact of these failures will be material, the Company is currently developing a contingency plan for possible Year 2000 issues including the delivery of inventory and processing of customer transactions. The Company will continue to develop these plans based on its internal testing results, tests with third parties and its assessment of other outside risks. The Company will continually refine its contingency plan throughout 1999, as additional information becomes available.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
            RISK

Interest Rate Risk

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

                          PART II - OTHER INFORMATION


Item 1.  Legal proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit Number       Description of Exhibit
              --------------       ----------------------

              10.56                Fifth Amendment to Smart & Final Inc.
                                   Supplemental Deferred Compensation Plan*

              10.57                Third Amendment to Smart & Final Inc.
                                   Directors Deferred Compensation Plan*

              10.86 First Amendment to Supplemental Executive Retirement Plan Master Plan Document*

              27                   Financial Data Schedule
              _________

              * Management contracts and compensatory plans, contracts and arrangements of the Company.

         (b)  Reports on Form 8-K

              1. The Company filed a Current Report on Form 8-K on February 17, 1999 reporting its fourth quarter 1998 and year-end operating results.

              2. The Company filed a Current Report on Form 8-K on March 4, 1999 announcing that the Company had eliminated certain executive level positions within its principal operating subsidiary, Smart & Final Stores Corporation.

SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              SMART & FINAL INC.

                              By:



Date:  May 3, 1999                    /s/ MARTIN A. LYNCH
                              ____________________________________
                                          Martin A. Lynch
                                      Executive Vice President,
                                      Chief Financial Officer, and
                              Principal Accounting Officer of the Company

                              SMART & FINAL INC.
                                 EXHIBIT INDEX


Exhibit Number        Description of Exhibit
--------------        ----------------------

10.56 Fifth Amendment to Smart & Final Inc. Supplemental Deferred Compensation Plan

10.57                 Third Amendment to Smart & Final Inc. Directors Deferred
                      Compensation Plan

10.86 First Amendment to Supplemental Executive Retirement Plan Master Plan Document

27                    Financial Data Schedule