Form 10-Q
period 1999-06-20
SMART & FINAL INC/DE
filed 1999-08-03
CIK 875751

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                               -----------------

                                   FORM 10-Q

          (Mark one)

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 20, 1999

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

Yes   X   No____

The registrant had 29,136,995 shares of common stock outstanding as of July 30, 1999.

===============================================================================

                               SMART & FINAL INC.
                                     Index

                                     Part I
                             Financial Information

                                                                        Page
Item 1.   Financial Statements
          Unaudited Consolidated Balance Sheets                           2
          Unaudited Consolidated Statements of Operations                 3
          Unaudited Consolidated Statements of Cash Flows                 4
          Notes to Unaudited Consolidated Financial Statements            5

Item  2.  Management's Discussion and Analysis of Financial Condition     9
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk      17


                                    Part II

                               Other Information

Item 1.   Legal Proceedings                                              18
Item 2.   Changes in Securities                                          18
Item 3.   Defaults upon Senior Securities                                18
Item 4.   Submission of Matters to a Vote of Security Holders            18
Item 5.   Other Information                                              19
Item 6.   Exhibits and Reports on Form 8-K                               19



                                                        SMART & FINAL INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                           (dollars in thousands, except share amounts)

                                                                            June 20,              January 3,
ASSETS                                                                        1999                   1999
                                                                           ------------           ------------
Current assets:                                                             (Unaudited)
  Cash & cash equivalents                                                  $     34,396           $     20,887
  Trade notes and accounts receivable, less
    allowance for doubtful accounts of
    $3,052 in 1999 and $3,660 in 1998                                            59,915                 70,155
  Inventories                                                                   150,882                157,678
  Prepaid expenses                                                               13,555                 22,341
  Deferred tax asset                                                             11,511                 11,511
                                                                           ------------           ------------
      Total current assets                                                      270,259                282,572

Property, plant and equipment:
  Land                                                                           36,844                 36,387
  Buildings and improvements                                                     29,563                 29,625
  Leasehold improvements                                                         88,002                 85,501
  Fixtures and equipment                                                        167,251                162,148
                                                                           ------------           ------------
                                                                                321,660                313,661
  Less - Accumulated depreciation and amortization                              111,687                108,588
                                                                           ------------           ------------
      Net property, plant and equipment                                         209,973                205,073

Assets under capital leases, net of accumulated
   amortization of  $6,910 in 1999 and $6,669 in 1998                             3,775                  4,016
Goodwill, net of accumulated amortization
   of  $2,787 in 1999 and $2,060 in 1998                                         55,940                 56,667
Deferred tax asset                                                                3,730                  3,730
Other assets                                                                     27,164                 30,206
                                                                           ------------           ------------
        Total assets                                                       $    570,841           $    582,264
                                                                           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Current maturities of long-term debt                                     $      4,803           $    139,680
  Accounts payable                                                               87,552                 97,568
  Payable to Parent                                                                -                     1,681
  Accrued salaries and wages                                                     15,404                 13,951
  Other accrued liabilities                                                      32,098                 40,789
                                                                           ------------           ------------
      Total current liabilities                                                 139,857                293,669

Long-term liabilities:
  Notes payable, net of current maturities                                       12,704                 15,839
  Notes payable to Parent                                                        15,965                 55,388
  Bank debt                                                                     124,500                   -
  Obligations under capital leases                                                7,146                  7,485
  Other long-term liabilities                                                     3,091                  3,033
  Workers' compensation reserve, postretirement
    and postemployment benefits                                                  18,427                 17,564
                                                                           ------------           ------------
      Total long-term liabilities                                               181,833                 99,309

Stockholders' equity:
  Preferred stock, $1 par value (authorized-
  10,000,000 shares; no shares issued)                                                -                      -
  Common stock, $0.01 par value (authorized-
  100,000,000 shares; 29,136,995 shares issued
  and outstanding in 1999 and 22,527,179 in 1998)                                   291                    225
  Additional paid-in capital                                                    204,025                144,987
  Notes receivable for stock                                                        (93)                     -
  Cumulative translation loss                                                      (835)                  (835)
  Retained earnings                                                              45,763                 44,909
                                                                           ------------           ------------
      Total stockholders' equity                                                249,151                189,286
                                                                           ------------           ------------
        Total liabilities and stockholders' equity                         $    570,841           $    582,264
                                                                           ============           ============


                      The accompanying notes are an integral part of these consolidated financial statements.



                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                                                       Twelve Weeks Ended             Twenty-four Weeks Ended
                                                                   ---------------------------     ----------------------------
                                                                     June 20,        June 21,        June 20,         June 21,
                                                                       1999            1998            1999             1998
                                                                   ------------    -----------     ------------    -----------
                                                                            (Unaudited)                      (Unaudited)
   Sales.......................................................    $   418,608     $   380,577     $   816,945      $   714,855
   Cost of sales, buying and occupancy.........................        365,391         332,697         713,650          627,235
                                                                   -----------     -----------     -----------      -----------
   Gross margin................................................         53,217          47,880         103,295           87,620
   Operating and administrative expenses.......................         45,880          43,458          91,982           82,876
                                                                   -----------     -----------     -----------      -----------
          Income from operations...............................          7,337           4,422          11,313            4,744
   Interest expense, net.......................................          5,027           2,438          10,108            4,566
                                                                   -----------     -----------     -----------      -----------
   Income before income taxes, extraordinary item and
        cumulative effect of accounting change.................          2,310           1,984           1,205              178
   Income taxes................................................            893             753             474              (27)
                                                                   -----------     -----------     -----------      -----------
         Income from consolidated subsidiaries.................          1,417           1,231             731              205
   Equity earnings in unconsolidated subsidiary................             71              57             283              187
                                                                   -----------     -----------     -----------      -----------
         Income before extraordinary item
              and cumulative effect of accounting change.......          1,488           1,288           1,014              392
   Extraordinary loss on extinguishment of debt,
     net of tax effect of $147.................................            166               -             166                -
   Cumulative effect of accounting change (start-up costs,
     net of tax effect of $758)................................              -               -               -            1,090
                                                                   -----------     -----------     -----------      -----------
         Net income (loss).....................................    $     1,322     $     1,288     $       848      $      (698)
                                                                   ===========     ===========     ===========      ===========
   Earnings (loss) per common share:
      Earnings per common share before extraordinary item and
        cumulative effect of accounting change.................    $      0.06     $      0.06     $      0.04      $      0.02
      Extraordinary loss on extinguishment of debt
        per common share.......................................          (0.01)              -           (0.01)               -
      Cumulative effect of accounting change per common share..              -               -               -            (0.05)
                                                                   -----------     -----------     -----------      -----------
    *Earnings (loss) per common share..........................    $      0.06     $      0.06     $      0.04      $     (0.03)
                                                                   ===========     ===========     ===========      ===========
   Weighted average common shares..............................     23,378,215      22,446,511      22,952,697       22,421,082
                                                                   ===========     ===========     ===========      ===========
   Earnings (loss) per common share, assuming dilution:
      Earnings per common share, assuming dilution, before
        extraordinary item and cumulative effect of
        accounting change......................................    $      0.06     $      0.06     $      0.04      $      0.02
      Extraordinary loss on extinguishment of debt
        per common share.......................................          (0.01)              -           (0.01)               -
      Cumulative effect of accounting change per common share..              -               -               -            (0.05)
                                                                   -----------     -----------     -----------      -----------
    *Earnings (loss) per common share, assuming dilution.......    $      0.06     $      0.06     $      0.04      $     (0.03)
                                                                   ===========     ===========     ===========      ===========
   Weighted average common shares
       and common share equivalents............................     23,451,919      22,865,913      22,989,549       22,630,783
                                                                   ===========     ===========     ===========      ===========
   Dividend per common share...................................    $         -     $      0.05     $         -      $      0.10
                                                                   ===========     ===========     ===========      ===========
   * Earnings per share totals do not aggregate due to rounding

      The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                         Twenty-four Weeks Ended
                                                                         June 20,       June 21,
                                                                          1999            1998
                                                                       ----------------------------
                                                                               (Unaudited)
Cash Flows From Operating Activities:
   Net income (loss)...........................................       $     848          $    (698)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
    Gain on disposal of fixed assets...........................            (524)            (1,086)
    Depreciation and amortization..............................          13,966             13,008
    Amortization of deferred financing costs...................           1,023                  -
    Extraordinary loss on extinguishment of debt...............             166                  -
    Cumulative effect of accounting change, net of taxes.......               -              1,090
    Equity earnings in unconsolidated subsidiary...............            (283)              (187)
    Decrease (increase), net of business acquisition, in:
     Trade notes and accounts receivable.......................          10,240              2,806
     Inventories...............................................           6,796              7,583
     Prepaid expenses and other................................           4,364              4,699
    Increase (decrease), net of business acquisition, in:
     Accounts payable..........................................          (9,313)            (2,351)
     Accrued liabilities.......................................           1,453              2,513
     Other liabilities.........................................          (5,495)            (4,183)
                                                                      ---------          ---------
    Net cash provided by operating activities..................          23,241             23,194
                                                                      ---------          ---------
Cash Flows From Investing Activities:
   Acquisition of property, plant and equipment................         (14,372)           (11,493)
   Proceeds from disposal of property, plant and equipment.....             692                843
   Acquisition of business.....................................               -            (44,401)
   Other.......................................................             105               (245)
                                                                      ---------          ---------
    Net cash used in investing activities......................         (13,575)           (55,296)
                                                                      ---------          ---------
Cash Flows From Financing Activities:
   Proceeds from issuance of common stock, net of costs........          20,502              1,175
   Borrowings on bank line of credit...........................          10,000             65,000
   Payments on bank line of credit.............................         (19,000)           (36,000)
   Payments on notes payable...................................          (4,851)            (1,883)
   Change in payable to Parent and affiliates..................          (1,681)             3,743
   Quarterly dividend paid.....................................          (1,127)            (2,241)
                                                                      ---------          ---------
    Net cash provided by financing activities..................           3,843             29,794
                                                                      ---------          ---------
Increase (decrease) in cash and cash equivalents...............          13,509             (2,308)

Cash and cash equivalents at beginning of year.................          20,887             22,891
                                                                      ---------          ---------
Cash and cash equivalents at end of period.....................       $  34,396          $  20,583
                                                                      =========          =========
Noncash Investing and Financing Activities:
   Note to Parent extinguished for common stock issued.........       $  39,423          $       -
   Note issued in connection with acquisition of business......               -             17,500
                                                                      ---------          ---------
    Total noncash transactions.................................       $  39,423          $  17,500
                                                                      =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a 57.3 percent owned subsidiary of Casino USA, Inc. (the "Parent").

     The consolidated balance sheet as of June 20, 1999, the consolidated statements of operations and cash flows for the twelve and twenty-four weeks ended June 20, 1999 and June 21, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

(3)  Interest expense

     Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities and loans from its Parent. The Company paid $10.1 million and $4.5 million in interest expense in the twenty-four weeks ended June 20, 1999 and June 21, 1998, respectively.

(4)  Income taxes

     The Company and Casino USA, Inc. are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company received tax sharing benefits of $1,257,000 and $1,846,000 in the twenty-four weeks ended June 20, 1999 and June 21, 1998, respectively, from the Parent for state income taxes overpaid, due to taxable losses in the first half of 1999 and 1998. The Company did not pay any federal income taxes in the twenty-four weeks ended June 20, 1999 and June 21, 1998, due to taxable losses in the first half of each year.

(5)  Earnings per common share

     Earnings per common share is based on the weighted average number of common shares outstanding. Earnings per common share, assuming dilution includes the weighted average number of common stock equivalents outstanding related to employee stock options and a stock purchase agreement.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(6)  Dividend

     The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors, and there can be no assurance whether or when dividends will be paid in the future. The Company's debt facilities also contain restrictions on the amount of cash dividends declared or paid. The Company announced in a press release dated February 17, 1999, that, as part of a program to reduce debt levels and interest expense, dividends on its common stock have been suspended indefinitely. The suspension of dividends was effective following the payment of the fourth quarter 1998 dividend paid on January 29, 1999.

(7)  Stockholders' Equity

     During the second quarter of 1999, the Company completed its rights offering pursuant to its Registration Statement on Form S-3. The Company issued 6,486,406 shares of common stock at a fixed subscription price of $9.25 per share. The offering increased stockholders' equity approximately $57.9 million after expenses of the offering.

     The Company's Parent exercised all of its subscription rights and acted as a standby purchaser of shares not subscribed for by other stockholders. As a result, the Parent increased its ownership by 4,271,935 shares and increased its ownership interest in the Company to 57.3 percent. Consideration for shares subscribed by the Parent was the exchange of $39.4 million of its $55.4 million loan to the Company.

     Pursuant to an agreement dated March 7, 1989, the Company's former Chairman was obligated to purchase 100,000 common shares. The agreement, as amended at December 29, 1996, included a fixed purchase price of $8.90 per share. On April 22, 1999, the Company's former Chairman fulfilled his obligation by purchasing the 100,000 common shares.

(8)  Segment Reporting

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

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

     The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

For the twelve weeks ended June 20, 1999:

                                                                      Corporate
                                             Stores    Foodservice     Expense        Total
                                            --------   -----------    ---------     ---------
Revenues from external
  customers                                 $323,423       $95,185      $     -     $ 418,608
Intercompany real estate
  charge (income)                              3,148             -       (3,148)            -
Interest income                                    -             -          202           202
Interest expense                                   -             -        5,229         5,229
Pre-tax income (loss) before
  extraordinary item and cumulative
  effect of accounting change                  8,990        (1,741)      (4,939)        2,310

For the twelve weeks ended June 21, 1998:

                                                                      Corporate
                                             Stores    Foodservice     Expense        Total
                                            --------   -----------    ---------     ---------
Revenues from external
  customers                                 $272,993      $107,584      $     -     $ 380,577
Intercompany real estate
  charge (income)                              3,110             -       (3,110)            -
Interest income                                    -             -           75            75
Interest expense                                   -             -        2,513         2,513
Pre-tax income (loss) before
  extraordinary item and cumulative
  effect of accounting change                  5,218          (511)      (2,723)        1,984

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

For the twenty-four weeks ended June 20, 1999:

                                                                      Corporate
                                             Stores    Foodservice     Expense        Total
                                            --------   -----------    ---------     ---------
Revenues from external
  customers                                 $617,889      $199,056      $     -     $ 816,945
Intercompany real estate
  charge (income)                              6,342             -       (6,342)            -
Interest income                                    -             -          401           401
Interest expense                                   -             -       10,509        10,509
Pre-tax income (loss) before
  extraordinary item and cumulative
  effect of accounting change                 12,463        (1,271)      (9,987)        1,205

For the twenty-four weeks ended June 21, 1998:

                                                                      Corporate
                                             Stores    Foodservice     Expense        Total
                                            --------   -----------    ---------     ---------
Revenues from external
  customers                                 $496,435      $218,420      $     -     $ 714,855
Intercompany real estate
  charge (income)                              6,335             -       (6,335)            -
Interest income                                    -             -          170           170
Interest expense                                   -             -        4,736         4,736
Pre-tax income (loss) before
  extraordinary item and cumulative
  effect of accounting change                  6,192        (1,938)      (4,076)          178

(9)  Legal Actions

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

Summary

     Smart & Final Inc. (the "Company") reported net income of $1.3 million, or $0.06 per diluted share, for both twelve-week periods ended June 20, 1999 and June 21, 1998. The 1999 results include an extraordinary loss on extinguishment of debt, net of tax, of $0.2 million, or $0.01 per diluted share.

     For the twenty-four weeks ended June 20, 1999, the Company reported net income of $0.8 million, or $0.04 per diluted share, compared to a net loss of $0.7 million, or $0.03 per diluted share, in the twenty-four weeks ended June 21, 1998. The 1998 period included a cumulative effect of accounting change, net of tax, charge of $1.1 million, or $0.05 per diluted share, related to adoption of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5 which required write-off of start-up costs.

     Operating earnings increased sharply from $4.7 million in the first half of the prior year to $11.3 million in the same period of the current year. This improvement was attributed to increased sales, improved gross margin rates as well as reduced operating and administrative expenses as a result of aggressive cost reduction programs.

     Improved operating results were partially offset by increased interest costs for the first half of 1999. Interest expense, net increased due to higher debt levels and rate increases. The recently completed offering of common stock to the Company's stockholders has improved the Company's financial position and is expected to significantly reduce interest expense.

Results of Operations

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales.

                                               Twelve Weeks Ended      Twenty-Four Weeks Ended
                                              --------------------     -----------------------
                                              June 20,    June 21,     June 20,       June 21,
                                                1999        1998         1999           1998
                                              --------   ---------     --------       --------
Sales:
 Store                                            77.3%       71.7%        75.6%          69.4%
 Foodservice distribution sales                   22.7        28.3         24.4           30.6
                                                 -----       -----        -----          -----
 Sales, consolidated total                       100.0       100.0        100.0          100.0
Cost of sales, buying and occupancy               87.3        87.4         87.4           87.7
                                                 -----       -----        -----          -----
Gross margin                                      12.7        12.6         12.6           12.3
Operating and administrative expenses             11.0        11.4         11.3           11.6
                                                 -----       -----        -----          -----
  Income from operations                           1.8         1.2          1.4            0.7
Interest expense, net                              1.2         0.6          1.2            0.6
                                                 -----       -----        -----          -----
Income before income taxes,
  extraordinary item and
  cumulative effect of accounting change           0.6         0.5          0.1             --
Income taxes                                       0.2         0.2          0.1             --
                                                 -----       -----        -----          -----
Income before extraordinary item and
 cumulative effect of accounting change            0.4         0.3          0.1            0.1
Extraordinary loss on extinguishment
 of debt, net of tax                                --          --           --             --
Cumulative effect of accounting change
 (start-up costs)                                   --          --           --            0.2
                                                 -----       -----        -----          -----

Net income (loss)                                  0.3%        0.3%         0.1%          (0.1)%
                                                 =====       =====        =====          =====

 .  Totals do not aggregate due to rounding.


     The following table sets forth pre-tax profit or loss, in millions, for each of the Company's various reportable segments:

                                               Twelve Weeks Ended      Twenty-Four Weeks Ended
                                              --------------------     -----------------------
                                              June 20,    June 21,     June 20,       June 21,
                                                1999        1998         1999           1998
                                              --------   ---------     --------       --------
Stores                                           $ 9.0       $ 5.2        $12.5          $ 6.2
Foodservice                                       (1.8)       (0.5)        (1.3)          (1.9)
                                                 -----       -----        -----          -----
   Segment totals                                  7.2         4.7         11.2            4.3
Interest and other corporate expenses              4.9         2.7         10.0            4.1
                                                 -----       -----        -----          -----
Consolidated pre-tax income (loss)
   before extraordinary item and
   cumulative effect of accounting change        $ 2.3       $ 2.0        $ 1.2          $ 0.2
                                                 =====       =====        =====          =====

Background

     The Company continued its expansion program in 1999 and 1998 as shown in the following table:

                                                               Two
                                   Quarter Ended          Quarters Ended      Year Ended
                                --------------------   --------------------   -----------
                                June 20,   June 21,    June 20,   June 21,    January 3,
                                  1999       1998        1999       1998         1999
                                --------   ---------   --------   ---------   -----------
USA:
Beginning store count                210        169         209        167           167
Stores opened:
  New stores                           2         --           3          2             5
  Relocations                         --          1          --          3             3
  Acquired                            --         39          --         39            39
Stores relocated or closed            --         (1)         --         (3)           (5)
                                    ----       ----        ----       ----          ----
Ending store count                   212        208         212        208           209
                                    ----       ----        ----       ----          ----

MEXICO:
  Store count beginning                6          6           6          5             5
  New stores opened                   --         --          --          1             1
                                    ----       ----        ----       ----          ----
  Store count ending                   6          6           6          6             6
                                    ----       ----        ----       ----          ----

Grand Total                          218        214         218        214           215
                                    ====       ====        ====       ====          ====


     Mexico operations are not consolidated and are reported on the equity basis.

     Although new stores are important to the Company's continued growth and profitability, each new store opening initially penalizes earnings because stores are not immediately profitable. To date new stores opened in existing market areas generally have achieved break even on a pre-tax basis after allocation of all operating expenses within the first six to eighteen months. Stores opened in new market areas, which mature more slowly, generally have achieved break even in approximately three years. Because of the complex customer mix, break-even of the Florida stores is expected to take an even longer period.

     Each of the Company's fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Comparison of Twelve Weeks Ended June 20, 1999 with Twelve Weeks Ended June 21, 1998.

     Sales. Second quarter 1999 sales were $418.6 million, up 10.0% over the comparable 1998 period. Sales reflect the May, 1998 acquisition of the United Grocers Cash & Carry ("Cash & Carry") store operations.

     Store sales, including Cash & Carry, increased 18.5%, from $273.0 million in second quarter 1998 to $323.4 million in second quarter 1999. Excluding Cash & Carry, store sales increased 7.3% in the second quarter of 1999 versus the second quarter of 1998. Comparable store sales for the second quarter of 1999 increased 3.9% over the prior year period. Average comparable transaction size also increased, by 3.3%, to $34.72 in the second quarter of 1999. Store sales reflect the eight new stores, including relocations, opened in 1998 and the three new stores opened in the first half of 1999. Additionally, 39 stores were acquired from United Grocers in May 1998.

     Foodservice distribution sales decreased 11.5% from $107.6 million in the second quarter of 1998 to $95.2 million in the current year second quarter. This decrease in part reflects the decision made in the latter part of 1998 to focus foodservice growth on improved credit quality and profitability of foodservice distribution business versus aggressive sales growth.

     Gross Margin. Gross margin improved 11.1% from $47.9 million in the second quarter of 1998 to $53.2 million in the current year quarter. As a percentage of sales, gross margin improved from 12.6% in the prior year quarter to 12.7% in second quarter 1999. The increase in gross margin percentage was due to a number of factors: higher foodservice margins were achieved by focusing on improved credit quality and margins and reducing distribution expenses, and a higher proportion of sales from stores which generate higher gross margins and higher expenses than foodservice distribution sales. The increases in gross margin were offset by the inclusion of Cash & Carry, acquired in May 1998, which operates at lower gross margin and expense levels than Smart & Final stores.

     Operating and Administrative Expenses. Operating and administrative expenses for the second quarter of 1999 were $45.9 million, up $2.4 million, or 5.6%, over the second quarter of 1998. These expenses, as a percentage of sales, decreased from 11.4% in the second quarter of 1998 to 11.0% in the second quarter of 1999. Expenses, as a percentage of sales, declined due to the inclusion of Cash & Carry, acquired in May 1998, which operates at lower gross margin and expense levels than Smart & Final stores and an intensive corporate-wide expense reduction program. These improvements were partially offset by increased operating expenses from foodservice operations.

     Interest expense, net. Interest expense, net increased from $2.4 million in the second quarter of 1998 to $5.0 million in the second quarter of 1999. Interest expense, net increased due to higher weighted average borrowings as well as higher weighted average interest rates as a result of the Company's debt restructuring in late 1998. Weighted average borrowings for the second quarter of 1999 increased over the comparable 1998 quarter as a result of spending required for working capital and the Company's expansion program, which includes the 1998 Cash & Carry acquisition.

Comparison of Twenty-Four Weeks Ended June 20, 1999 with Twenty-Four Weeks Ended June 21, 1998.

     Sales. Sales in the first half of 1999 were $816.9 million, up 14.3% from the comparable 1998 period. Sales reflect the May 1998 acquisition of Cash & Carry stores operations.

     Store sales, including Cash & Carry, increased 24.5%, from $496.4 million to $617.9 million in the first half of 1999. Excluding Cash & Carry, store sales increased 7.7% in the first half of 1999 versus the same period of 1998. Comparable store sales increased 4.2% in the first half of 1999. Average comparable transaction size also increased 4.8% to $33.42 in the first half of 1999.

     Foodservice distribution sales decreased 8.9% to $199.1 million for the first half of 1999. This decrease is in part the result of focusing foodservice growth on improved credit quality and profitability of foodservice distribution business versus aggressive sales growth.

     Gross Margin. Gross margin improved 17.9% from $87.6 million in the first half of 1998 to $103.3 million in the 1999 twenty-four-week period. As a percentage of sales, gross margin increased from 12.3% of sales for the first half of 1998 to 12.6% in the comparable 1999 period. The increase in gross margin percentage was due to a number of factors: higher foodservice margins achieved by a focus on improved credit quality and profitability and reduced distribution expenses, increased store margins due to purchasing economy and store assortment mix and a lower overall mix of foodservice sales which carry lower margins than store sales. The overall margin was reduced by the inclusion of Cash & Carry, acquired in May 1998, which operates at lower gross margin and expense levels than Smart & Final stores.

     Operating and Administrative Expenses. Operating and administrative expenses for the first half of 1999 were $92.0 million, or 11.3% of sales, compared with $82.9 million, or 11.6% of sales, in the first half of 1998. Lower expenses as a percentage of sales were due to the inclusion of Cash & Carry operations, which operate at lower gross margin and expense levels than Smart & Final stores and an intensive corporate-wide expense reduction program. These improvements were partially offset by higher foodservice distribution expenses including increased sales commission expenses associated with higher foodservice distribution gross margins.

     Interest Expense, net. Interest expense, net increased from $4.6 million, or 0.6% of sales, in the first half of 1998 to $10.1 million, or 1.2% of sales, in the comparable 1999 period. This increase was a result of higher weighted average borrowings as well as higher weighted average interest rates as a result of the Company's debt restructuring in late 1998.

Financial Condition

     Cash and cash equivalents were $20.9 million on January 3, 1999, and $34.4 million at June 20, 1999. Cash provided by operating activities, for the twenty-four weeks ended June 20, 1999, was $23.2 million. The rights offering and other stock purchase agreements generated net proceeds of $59.9 million. Proceeds of the rights offering were used to reduce the note payable to the Company's majority shareholder by $39.4 million and the revolving debt by $19 million. Other changes in debt were additional borrowings of $10 million and payments of $6.5 million. Investments in fixed asset and other additions were $13.6 million and $1.1 million of dividends were paid.

     During the twenty-four weeks ended June 20, 1999, trade notes and accounts receivable decreased $10.2 million and inventories declined by $6.8 million as a result of a program to reduce cash investments in working capital. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements. Accounts payable decreased $9.3 million and other liabilities decreased $5.5 million while prepaid expenses decreased $4.4 million and other accrued liabilities increased $1.5 million in the first half of 1999.

     Stockholders' equity increased from $189.3 million to $249.2 million at June 20, 1999. This increase includes the effect of the $57.9 million, net of fees, rights offering completed during second quarter 1999, as well as a $1.2 million increase due to the issuance of stock resulting from the exercise of stock options and other stock purchase agreements and the $0.8 million income for the first half of 1999.

Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flow from operations. Cash provided by operating activities was $23.2 million in the first half of 1999 and in the comparable 1998 period. At June 20, 1999, the Company had cash of $34.4 million, compared to $20.9 million at January 3, 1999. The Company had $157.3 million of debt, excluding capital leases, and stockholders' equity of $249.2 million at June 20, 1999.

     During second quarter, 1999, the Company completed its fixed-price rights offering pursuant to a registration statement on Form S-3 filed in April 1999. The offering increased stockholders' equity by $57.9 million after expenses of the offering. The Company's majority shareholder increased its ownership by 4,271,935 shares and paid for its subscribed shares by exchanging $39.4 million of its $55.4 million loan to the Company. The Company used the $19 million proceeds from other stockholders to pay down its revolving loan.

     As of the end of second quarter, 1999, the Company was in compliance with financial covenants contained in its loan agreements, as amended during the latter part of June 1999.

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

     The impact analysis phase for the corporate systems, which includes the identification of date sensitive computer codes within the systems, has been completed. The modification or replacement phase for the corporate systems is substantially complete with one remaining subsystem to be completed by the end of third quarter 1999.

     The impact analysis phase for the store systems has been completed and the modification or replacement phase is to be completed by the end of third quarter 1999. The impact analysis phase for the foodservice systems also has been completed, and the modification or replacement phase is on schedule to be completed by the end of the third quarter of 1999.

     Except for the cost of replacement systems, the Company will expense, as incurred, the cost of the Year 2000 program. The Company is funding the costs associated with the Year 2000 program through operating cash flows. The Company estimates the total incremental cost of the Year 2000 program will not exceed $2.7 million. As of June 20, 1999, the Company had incurred approximately $1.8 million in costs with respect to the Year 2000 program.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     The Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. Interest rate risk is managed through the use of interest rate collar contracts to hedge principal amounts of up to $100 million. The agreements limit LIBOR fluctuations to interest rate ranges from 4.7% to 8.0% and extend to September 2004. These contracts are entered into with major financial institutions thereby minimizing risk of credit loss.

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


Forward-Looking Statements

     From time to time Smart & Final may publish forward-looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectation include the extent of the company's success in (i) changing market conditions (ii) unforeseen costs and expenses (iii) ability to attract new customers and retain existing customers (iv) gain or losses from sales along with the uncertainties (v) increases in interest rates of the Company's cost of borrowing and other factors, including unusually adverse weather conditions, described from time to time in the company's SEC filing and reports. This report includes "forward-looking statements" including, without limitation, statements as to the Company's liquidity and availability of capital resources.

                          PART II - OTHER INFORMATION


Item 1.   Legal proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

              The annual Meeting of Stockholders of the Company was held on May 11, 1999. At the meeting, stockholders (1) elected three directors of the Company, (2) approved an amendment to the Company's Long-Term Equity Compensation Plan, (3) approved two amendments to the Company's Non-Employee Director Stock Plan and (4) ratified the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company for the year ending January 2, 2000.

              The three directors elected at the meeting were Timm F. Crull, Ross E. Roeder, and Joel-Andre Ornstein. The directors whose term of office as a director continued after the meeting are Pierre B. Bouchut, Christian P. Couvreux, James S. Gold, Antoine Guichard, David
          J. McLaughlin, Thomas G. Plaskett, and Etienne Snollaerts.

               The votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for office as a director were as follows:


                                              VOTES                                Broker
                                  -------------------------------
                                     For       Against   Withheld   Abstentions   Non-Votes
                                  ----------   -------   --------   -----------   ---------
          Timm F. Crull           17,462,540      --      644,590       --           --
          Ross E. Roeder          17,461,540      --      643,665       --           --
          Joel-Andre Ornstein     17,458,790      --      646,415       --           --


              The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for approving an amendment to the Company's Long-Term Equity Compensation:


                                              VOTES                                  Broker
                                  ---------------------------------
                                     For        Against    Withheld   Abstentions   Non-Votes
                                  ----------   ---------   --------   -----------   ---------
          Approval of amend-      15,150,133   1,654,342      --      16,444        1,284,286
          ment to the Company's
          Long-Term Equity
          Compensation Plan

                                      18

              The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for approval of two amendments to the Company's Non-Employee Director Stock Plan:



                                              VOTES                                  Broker
                                  ---------------------------------
                                     For        Against    Withheld   Abstentions   Non-Votes
                                  ----------   ---------   --------   -----------   ---------
          Approval of two         16,616,404     186,466      --           18,050   1,284,285
          Amendments to the
          Company's Non-Employee
          Director Stock Plan

              The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for ratification of Arthur Andersen LLP, as auditors for the Company for the year ending January 2, 2000 were as follows:



                                              VOTES                                  Broker
                                  ---------------------------------
                                     For        Against    Withheld   Abstentions   Non-Votes
                                  ----------   ---------   --------   -----------   ---------
          Ratification of         18,091,422       6,845      --            6,938      --
          Arthur Andersen LLP
          as auditors for the
          Company for the year
          ending January 2, 2000


Item 5.   Other information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit Number  Description of Exhibit
              --------------  ----------------------

              10.89           Long-Term Equity Compensation Plan, as amended

              10.119          Employment Agreement between the Company and Ross
                              E. Roeder* dated May 11, 1999

              10.120 Smart & Final Non-Employee Director Stock Plan, as amended*

              10.121 Standby Purchase Agreement between the Company and Casino USA, Inc. dated as of May 10, 1999

              10.122 Third Amendment to Participation Agreement and Amendment to Revolving Credit Agreement dated as of June 23, 1999

              10.123 Addendum to Promissory Note, dated June 11, 1999, by Smart & Final Inc. on Behalf of Casino USA, Inc.

              27              Financial Data Schedule

              --------------
              * Management contracts and compensatory plans, contracts and arrangements of the Company.


(b)  Reports on Form 8K
     None

                                  SIGNATURES

     Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SMART & FINAL INC.

                                  By:

Date: July 30, 1999                            /s/ MARTIN A. LYNCH
                                     ------------------------------------------
                                                   Martin A. Lynch
                                              Executive Vice President,
                                             Chief Financial Officer, and
                                     Principal Accounting Officer of the Company

                              SMART & FINAL INC.
                                 EXHIBIT INDEX


Exhibit Number       Description of Exhibit
- --------------       ----------------------

10.89                Long-Term Equity Compensation Plan, as amended

10.119               Employment Agreement between the Company and Ross E.
                     Roeder* dated May 11, 1999

10.120               Smart & Final Non-Employee Director Stock Plan, as amended*

10.121 Standby Purchase Agreement between the Company and Casino USA, Inc. dated as of May 10, 1999

10.122 Third Amendment to Participation Agreement and Amendment to Revolving Credit Agreement dated as of June 23, 1999

10.123 Addendum to Promissory Note, dated June 11, 1999, by Smart & Final Inc. on Behalf of Casino USA, Inc.

27                   Financial Data Schedule