Form 10-Q
period 1999-10-10
SMART & FINAL INC/DE
filed 1999-11-22
CIK 875751

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                           _________________________

                                   FORM 10-Q

     (Mark one)

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 10, 1999

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

Yes   X   No____

The registrant had 29,136,995 shares of common stock outstanding as of November 19, 1999.

================================================================================

                              SMART & FINAL INC.
                                     Index

                                    Part I
                             Financial Information


                                                                         Page
Item 1.   Financial Statements
          Unaudited Consolidated Balance Sheets                            2
          Unaudited Consolidated Statements of Operations                  3
          Unaudited Consolidated Statements of Cash Flows                  4
          Notes to Unaudited Consolidated Financial Statements             5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk       17


                                    Part II
                               Other Information

Item 1.   Legal Proceedings                                               18
Item 2.   Changes in Securities                                           18
Item 3.   Defaults upon Senior Securities                                 18
Item 4.   Submission of Matters to a Vote of Security Holders             18
Item 5.   Other Information                                               18
Item 6.   Exhibits and Reports on Form 8-K                                18

                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)

                                                          October 10,        January 3,
ASSETS                                                       1999              1999
------                                                   -------------     -------------
Current assets:                                           (Unaudited)
     Cash & cash equivalents                                $  26,376         $  20,887
     Trade notes and accounts receivable, less
        allowance for doubtful accounts of
        $3,160 in 1999 and $3,660 in 1998                      60,121            70,155
     Inventories                                              148,459           157,678
     Prepaid expenses                                           9,685            22,341
     Deferred tax asset                                        11,511            11,511
                                                         -------------     -------------
           Total current assets                               256,152           282,572

Property, plant and equipment:
     Land                                                      35,742            36,387
     Buildings and improvements                                29,111            29,625
     Leasehold improvements                                    90,772            85,501
     Fixtures and equipment                                   169,810           162,148
                                                         -------------     -------------
                                                              325,435           313,661

     Less - Accumulated depreciation and amortization         119,345           108,588
                                                         -------------     -------------
           Net property, plant and equipment                  206,090           205,073

Assets under capital leases, net of accumulated
     amortization of  $7,070 in 1999 and $6,669 in 1998         3,615             4,016
Goodwill, net of accumulated amortization
     of  $3,274 in 1999 and $2,060 in 1998                     55,453            56,667
Deferred tax asset                                              3,730             3,730
Other assets                                                   28,226            30,206
                                                         -------------     -------------
              Total assets                                  $ 553,266         $ 582,264
                                                         =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current maturities of long-term debt                   $   4,041         $ 139,680
     Accounts payable                                          77,886            97,568
     Payable to Parent                                              -             1,681
     Accrued salaries and wages                                16,914            13,951
     Other accrued liabilities                                 32,634            40,789
                                                         -------------     -------------
           Total current liabilities                          131,475           293,669

Long-term liabilities:
     Notes payable, net of current maturities                  12,869            15,839
     Notes payable to Parent                                   15,965            55,388
     Bank debt                                                112,500                 -
     Obligations under capital leases                           6,933             7,485
     Other long-term liabilities                                3,151             3,033
     Workers' compensation reserve, postretirement
        and postemployment benefits                            18,699            17,564
                                                         -------------     -------------
           Total long-term liabilities                        170,117            99,309

Stockholders' equity:
     Preferred stock, $1 par value (authorized-
     10,000,000 shares; no shares issued)                           -                 -
     Common stock, $0.01 par value (authorized-
     100,000,000 shares; 29,136,995 shares issued
     and outstanding in 1999 and 22,527,179 in 1998)              291               225
     Additional paid-in capital                               204,335           144,987
     Notes receivable for stock                                  (100)                -
     Cumulative translation loss                                 (835)             (835)
     Retained earnings                                         47,983            44,909
                                                         -------------     -------------
           Total stockholders' equity                         251,674           189,286
                                                         -------------     -------------
              Total liabilities and stockholders' equity    $ 553,266         $ 582,264
                                                         =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                                               Sixteen Weeks Ended                   Forty Weeks Ended
                                                         -------------------------------      -------------------------------
                                                           October 10,      October 11,        October 10,       October 11,
                                                              1999             1998               1999              1998
                                                         --------------   --------------      --------------   --------------
                                                                  (Unaudited)                           (Unaudited)
Sales.................................................    $   555,890      $   546,434        $ 1,372,835        $ 1,261,289
Cost of sales, buying and occupancy...................        482,483          473,566          1,196,133          1,100,801
                                                         --------------   --------------      --------------   --------------
Gross margin..........................................         73,407           72,868            176,702            160,488
Operating and administrative expenses.................         65,931           59,619            157,913            142,495
                                                         --------------   --------------      --------------   --------------

   Income from operations.............................          7,476           13,249             18,789             17,993

Interest expense, net.................................          4,510            4,044             14,618              8,610
                                                         --------------   --------------      --------------   --------------

Income before income taxes, extraordinary item and
   cumulative effect of accounting change.............          2,966            9,205              4,171              9,383
Income taxes..........................................          1,089            3,573              1,563              3,546
                                                         --------------   --------------      --------------   --------------
   Income from consolidated subsidiaries..............          1,877            5,632              2,608              5,837

Equity earnings in unconsolidated subsidiary..........            343                3                626                190
                                                         --------------   --------------      --------------   --------------
   Income before extraordinary item
     and cumulative effect of accounting change.......          2,220            5,635              3,234              6,027

Extraordinary loss on extinguishment of debt,
 net of tax effect of $147............................              -                -                166                  -
Cumulative effect of accounting change (start-up
   costs, net of tax effect of $758)..................              -                -                  -              1,090
                                                         --------------   --------------      --------------   --------------
   Net income.........................................    $     2,220      $     5,635        $     3,068        $     4,937
                                                         ==============   ==============      ==============   ==============

Earnings per common share:
   Earnings per common share before extraordinary
    item and cumulative effect of accounting change...    $      0.08      $      0.25        $      0.13        $      0.27
   Extraordinary loss on extinguishment of debt per
    common share......................................              -                -              (0.01)                 -
   Cumulative effect of accounting change per
    common share......................................              -                -                  -              (0.05)
                                                         --------------   --------------      --------------   --------------
   Earnings per common share..........................    $      0.08      $      0.25        $      0.12        $      0.22
                                                         ==============   ==============      ==============   ==============

Weighted average common shares........................     29,136,995       22,513,649         25,426,416         22,458,109
                                                         ==============   ==============      ==============   ==============

Earnings per common share, assuming dilution:
   Earnings per common share, assuming dilution,
     before extraordinary item and cumulative effect
     of accounting change.............................    $      0.08      $      0.25        $      0.13        $      0.27
   Extraordinary loss on extinguishment of debt per
    common share......................................              -                -              (0.01)                 -
   Cumulative effect of accounting change per
    common share......................................              -                -                  -              (0.05)
                                                         --------------   --------------      --------------   --------------
   Earnings per common share, assuming dilution.......    $      0.08      $      0.25        $      0.12        $      0.22
                                                         ==============   ==============      ==============   ==============

Weighted average common shares and common share
   equivalents........................................     29,204,499       22,594,482         25,475,529         22,616,263
                                                         ==============   ==============      ==============   ==============

Dividend per common share.............................    $         -      $      0.05        $         -        $      0.15
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

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                               Forty Weeks Ended
                                                                           --------------------------
                                                                             October 10,   October 11,
                                                                                1999          1998
                                                                           --------------------------
Cash Flows From Operating Activities:                                              (Unaudited)
      Net income ........................................................  $   3,068        $  4,937
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Gain on disposal of fixed assets.................................       (999)         (3,021)
        Depreciation and amortization....................................     23,868          22,409
        Amortization of deferred financing costs.........................      1,579               -
        Extraordinary loss on extinguishment of debt.....................        166               -
        Cumulative effect of accounting change, net of taxes.............          -           1,090
        Equity earnings in unconsolidated subsidiary.....................       (626)           (190)
        Decrease (increase), net of business acquisition, in:
           Trade notes and accounts receivable...........................     10,034            (890)
           Inventories...................................................      9,219           6,189
           Prepaid expenses and other....................................      8,234           1,618
        Increase (decrease), net of business acquisition, in:
           Accounts payable..............................................    (18,979)          3,381
           Accrued liabilities...........................................      2,963           2,667
           Other liabilities.............................................     (4,278)            333
                                                                           --------------------------

        Net cash provided by operating activities........................     34,249          38,523
                                                                           --------------------------

Cash Flows From Investing Activities:
      Acquisition of property, plant and equipment ......................    (20,389)        (26,033)
      Proceeds from disposal of property, plant and equipment............      2,920           3,580
      Acquisition of business............................................          -         (44,401)
      Other..............................................................     (1,985)         (1,845)
                                                                           --------------------------

        Net cash used in investing activities............................    (19,454)        (68,699)
                                                                           --------------------------

Cash Flows From Financing Activities:
      Proceeds from issuance of common stock, net of costs...............     20,163           1,737
      Borrowings on bank line of credit..................................     10,000          65,000
      Payments on bank line of credit....................................    (31,000)        (37,000)
      Payments on notes payable..........................................     (5,661)         (2,918)
      Change in payable to Parent and affiliates.........................     (1,681)          7,746
      Quarterly dividend paid............................................     (1,127)         (3,364)
                                                                           --------------------------

        Net cash (used in) provided by financing activities..............     (9,306)         31,201
                                                                           --------------------------

Increase in cash and cash equivalents....................................      5,489           1,025

Cash and cash equivalents at beginning of  year..........................     20,887          22,891
                                                                           --------------------------

Cash and cash equivalents at end of period...............................  $  26,376        $ 23,916
                                                                           ==========================

Noncash Investing and Financing Activities:
      Note to affiliates extinguished for common stock issued ...........     39,423               -
      Note issued in connection with acquisition of business ............          -          17,500
                                                                           --------------------------

        Total noncash transactions.......................................  $  39,423        $ 17,500
                                                                           ==========================

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

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a 57.3 percent owned subsidiary of Casino USA, Inc. (the "Parent").

     The consolidated balance sheet as of October 10, 1999, the consolidated statements of operations and cash flows for the sixteen and forty weeks ended October 10, 1999 and October 11, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

(3)  Interest expense

     Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities and loans from its Parent. The Company paid $17.2 million and $7.7 million in interest in the forty weeks ended October 10, 1999 and October 11, 1998, respectively.

(4)  Income taxes

     The Company and Casino USA, Inc. are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company received tax sharing benefits of $1,119,000 and $1,509,000 in the forty weeks ended October 10, 1999 and October 11, 1998, respectively, from the Parent for state income taxes overpaid, due to taxable losses in the first three quarters of 1999 and 1998. The Company did not pay any federal income taxes in the forty weeks ended October 10, 1999 and October 11, 1998, due to taxable losses in the first three quarters of each year.

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

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(6)  Dividend

     The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors, and there can be no assurance whether or when dividends will be paid in the future. The Company's debt facilities also contain restrictions on the amount of cash dividends declared or paid. In February 1999, the Company indefinitely suspended payments of dividends on its common stock.

(7)  Stockholders' Equity

     During the second quarter of 1999, the Company issued 6,486,406 shares of common stock at a price of $9.25 per share. The offering increased stockholders' equity approximately $57.9 million after expenses of the offering.

     In connection with the stock offering, the Parent acquired 4,271,935 shares and increased its ownership interest in the Company to 57.3 percent. Consideration for shares subscribed by the Parent was the exchange of $39.4 million of its $55.4 million loan to the Company.

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

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

For the sixteen weeks ended October 10, 1999:

                                                               Corporate
                                        Stores   Foodservice    Expense     Total
                                       --------  ------------  ----------  --------
Revenues from external
  customers                            $436,002     $119,888     $     -   $555,890
Intercompany real estate
  charge (income)                         4,213            -      (4,213)         -
Interest income                               -            -         344        344
Interest expense                              -            -       4,854      4,854
Pre-tax income (loss) before
  extraordinary item and cumulative
  effect of accounting change            10,946       (3,736)     (4,244)     2,966

For the sixteen weeks ended October 11, 1998:

                                                               Corporate
                                        Stores   Foodservice    Expense     Total
                                       --------  ------------  ----------  --------
Revenues from external
  customers                            $410,815     $135,619     $     -   $546,434
Intercompany real estate
  charge (income)                         4,240            -      (4,240)         -
Interest income                               -            -         152        152
Interest expense                              -            -       4,196      4,196
Pre-tax income (loss) before
  extraordinary item and cumulative
  effect of accounting change            14,074       (2,526)     (2,343)     9,205

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


For the forty weeks ended October 10, 1999:

                                                                 Corporate
                                         Stores    Foodservice    Expense      Total
                                       ----------  ------------  ----------  ----------
Revenues from external
  customers                            $1,053,891     $318,944    $      -   $1,372,835
Intercompany real estate
  charge (income)                          10,555            -     (10,555)           -
Interest income                                 -            -         745          745
Interest expense                                -            -      15,363       15,363
Pre-tax income (loss) before
  extraordinary item and cumulative
  effect of accounting change              23,409       (5,007)    (14,231)       4,171

For the forty weeks ended October 11, 1998:

                                                               Corporate
                                        Stores   Foodservice    Expense      Total
                                       --------  ------------  ----------  ----------
Revenues from external
  customers                            $907,250     $354,039    $      -   $1,261,289
Intercompany real estate
  charge (income)                        10,575            -     (10,575)           -
Interest income                               -            -         322          322
Interest expense                              -            -       8,932        8,932
Pre-tax income (loss) before
  extraordinary item and cumulative
  effect of accounting change            20,266       (4,464)     (6,419)       9,383

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

Summary

     Smart & Final Inc. (the "Company") reported net income of $2.2 million, or $0.08 per diluted share, for the sixteen weeks ended October 10, 1999, compared to net income of $5.6 million, or $0.25 per diluted share, in the sixteen weeks ended October 11, 1998.

     For the forty weeks ended October 10, 1999, the Company reported net income of $3.1 million, or $0.12 per diluted share, compared to net income of $4.9 million, or $0.22 per diluted share, in the forty weeks ended October 11, 1998. The 1999 results include an extraordinary loss on extinguishment of debt, net of tax, of $0.2 million, or $0.01 per diluted share. The 1998 period included a cumulative effect of accounting change, net of tax, charge of $1.1 million, or $0.05 per diluted share, related to adoption of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5 which required write-off of start-up costs.

     Operating earnings increased from $18.0 million in the first three quarters of the prior year to $18.8 million in the same period of the current year. This improvement was attributed to increased sales and improved gross margin rates which were offset by increased operating and administrative expenses. The increase in expense was due to a decline in year to year real estate gains, and in the current year quarter, payment of consulting fees and charges related to further restructuring of the Florida foodservice operations.

     The substantial increase in interest expense for the first three quarters of 1999 was the primary cause of the decrease in pretax income. Interest expense, net increased for the first three quarters of 1999 due to higher debt levels during the first two quarters and rate increases. The offering of common stock to the Company's stockholders completed in the second quarter 1999 improved the Company's financial position and significantly reduced interest expense for the third quarter.

Results of Operations

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales.

                                                     Sixteen Weeks Ended          Forty Weeks Ended
                                                  --------------------------  --------------------------
                                                  October 10,   October 11,    October 10,   October 11,
                                                      1999          1998           1999         1998
                                                  ------------  ------------  ------------   -----------
Sales:
   Store                                                  78.4%         75.2%         76.8%         71.9%
   Foodservice distribution sales                         21.6          24.8          23.2          28.1
                                                  ------------  ------------  ------------   -----------
   Sales, consolidated total                             100.0         100.0         100.0         100.0
Cost of sales, buying and occupancy                       86.8          86.7          87.1          87.3
                                                  ------------  ------------  ------------   -----------
Gross margin                                              13.2          13.3          12.9          12.7
Operating and administrative expenses                     11.9          10.9          11.5          11.3
                                                  ------------  ------------  ------------   -----------
  income from operations                                   1.3           2.4           1.4           1.4
Interest expense, net                                      0.8           0.7           1.1           0.7
                                                  ------------  ------------  ------------   -----------
Income before income taxes, extraordinary item
  and cumulative effect of accounting change               0.5           1.7           0.3           0.7
Income taxes                                               0.2           0.7           0.1           0.3
                                                  ------------  ------------  ------------   -----------

   Income from consolidated subsidiary                     0.3           1.0           0.2           0.5
Equity earnings in unconsolidated subsidiary               0.1            --            --            --
                                                  ------------  ------------  ------------   -----------

   Income before extraordinary item and
     cumulative effect of accounting change                0.4           1.0           0.2           0.5
Extraordinary loss on extinguishment
  of debt, net of tax effect                                --            --            --            --
Cumulative effect of accounting change
  (start-up costs), net of tax effect                       --            --            --           0.1
                                                  ------------  ------------  ------------   -----------

Net income (loss)                                          0.4%          1.0%          0.2%          0.4%
                                                  ============  ============  ============   ===========

 .    Totals do not aggregate due to rounding.

     The following table sets forth pre-tax profit or loss, in millions, for each of the Company's various reportable segments:

                                                Sixteen Weeks Ended          Forty Weeks Ended
                                             --------------------------  --------------------------
                                             October 10,   October 11,   October 10,   October 11,
                                                 1999          1998          1999          1998
                                             ------------  ------------  ------------  ------------
Stores                                             $10.9         $14.1         $23.4         $20.3
Foodservice                                         (3.7)         (2.6)         (5.0)         (4.5)
                                             ------------  ------------  ------------  ------------
   Segment totals                                    7.2          11.5          18.4          15.8
Interest and other corporate expenses                4.2           2.3          14.2           6.4
                                             ------------  ------------  ------------  ------------
Consolidated pre-tax income (loss)
   before extraordinary item and
   cumulative effect of accounting change          $ 3.0         $ 9.2         $ 4.2         $ 9.4
                                             ============  ============  ============  ============

Background

     The Company has continued its expansion program with primary emphasis during 1999 on assimilating the 39 Pacific Northwest stores acquired in 1998.

                                                                    Three
                                     Quarter Ended             Quarters Ended         Year Ended
                              ---------------------------  -------------------------  -----------
                               October 10,   October 11,   October 10,  October 11,   January 3,
                                  1999           1998         1999          1998         1999
                              -------------  ------------  -----------  ------------  -----------
USA:
Beginning store count                   212          208           209          167          167
Stores opened:
  New stores                             --            1             3            3            5
  Relocations                            --           --            --            3            3
  Acquired                               --           --            --           39           39
Stores relocated or closed               --           (2)           --           (5)          (5)
                              -------------  ------------  -----------  ------------  -----------
Ending store count                      212          207           212          207          209
                              -------------  ------------  -----------  ------------  -----------

MEXICO:
  Store count beginning                   6            6             6            5            5
  New stores opened                      --           --            --            1            1
                              -------------  ------------  -----------  ------------  -----------
  Store count ending                      6            6             6            6            6
                              -------------  ------------  -----------  ------------  -----------

Grand Total                             218          213           218          213          215
                              =============  ============  ===========  ============  ===========

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

Comparison of Sixteen Weeks Ended October 10, 1999 with Sixteen Weeks Ended October 11, 1998.

     Sales. Third quarter 1999 sales were $555.9 million, up 1.7% over the comparable 1998 period.

     Store sales, including the United Grocers Cash & Carry ("Cash & Carry") store operations, increased 6.1%, from $410.8 million in third quarter 1998 to $436.0 million in third quarter 1999. Excluding Cash & Carry, store sales increased 7.5% in the third quarter of 1999 versus the third quarter of 1998. Comparable store sales for the third quarter of 1999 increased 4.3% over the prior year period. Average comparable transaction size also increased, by 3.0%, to $37.62 in the third quarter of 1999. Store sales reflect the two new stores, including relocations, opened during the fourth quarter 1998 and the three new stores opened in the first three quarters of 1999.

     Foodservice distribution sales decreased 11.6% from $135.6 million in the third quarter of 1998 to $119.9 million in the current year third quarter. This decrease in part reflects the decision made in the latter part of 1998 to focus foodservice growth on improved credit quality and profitability of foodservice distribution business versus aggressive sales growth.

     Gross Margin. Gross margin improved 0.7% from $72.9 million in the third quarter of 1998 to $73.4 million in the current year quarter. As a percentage of sales, gross margin decreased from 13.3% in the prior year quarter to 13.2% in third quarter 1999. The slight decrease in gross margin percentage was due to lower vendor rebate income and, to a lesser extent, start-up inefficiencies in the new Commerce warehouse. These decreases more than offset improvements as a result of higher foodservice margins achieved by focusing on improved credit quality and margins and a higher proportion of sales from stores which generate higher gross margins and higher expenses than foodservice distribution sales.

     Operating and Administrative Expenses. Operating and administrative expenses for the third quarter of 1999 were $65.9 million, up $6.3 million, or 10.6%, over the third quarter of 1998. These expenses, as a percentage of sales, increased from 10.9% in the third quarter of 1998 to 11.9% in the third quarter of 1999. Expenses, as a percentage of sales, increased due to a number of factors: increased operating expenses from foodservice operations as a result of a higher provision for bad debt reserves and costs related to a significant downsizing of the Florida foodservice operations, a significant real estate gain recognized in third quarter 1998 and payment of consulting fees in the current year quarter. These increases in operating and administrative expenses more than offset the improvements as a result of an intensive corporate-wide expense reduction program.

     Interest expense, net. Interest expense, net increased from $4.0 million in the third quarter of 1998 to $4.5 million in the third quarter of 1999. Interest expense, net increased due to higher weighted average interest rates as a result of the Company's debt restructuring in late 1998. This increase was partially offset by lower weighted average borrowings for the third quarter of 1999 over the comparable 1998 quarter. Borrowings at the end of third quarter 1998 were paid down significantly with proceeds from the offering of common stock completed at the end of second quarter this year.

Comparison of Forty Weeks Ended October 10, 1999 with Forty Weeks Ended October 11, 1998.

     Sales. For the first three quarters of 1999, sales were $1,372.8 million, up 8.8% over the comparable 1998 period. Sales reflect the May 1998 acquisition of Cash & Carry stores operations.

     Store sales, including Cash & Carry, increased 16.2%, from $907.3 million to $1,053.9 million in the first three quarters of 1999. Excluding Cash & Carry, store sales increased 7.6% in the first three quarters of 1999 versus the same period of 1998. Comparable store sales increased 4.3% in the first three quarters of 1999. Average comparable transaction size also increased 3.4% to $35.21 in the first three quarters of 1999.

     Foodservice distribution sales decreased 9.9% to $318.9 million for the first three quarters of 1999. This decrease is in part the result of focusing foodservice growth on improved credit quality and profitability of foodservice distribution business versus aggressive sales growth.

     Gross Margin. Gross margin improved 10.1% from $160.5 million in the first three quarters of 1998 to $176.7 million in the 1999 forty-week period. As a percentage of sales, gross margin increased from 12.7% of sales for the first three quarters of 1998 to 12.9% in the comparable 1999 period. The increase in gross margin percentage was due to a number of factors: higher foodservice margins achieved by a focus on improved credit quality and profitability, a lower overall mix of foodservice sales which carry lower margins than store sales and increased store margins due to purchasing economy and store assortment mix. The overall margin was reduced by the inclusion of Cash & Carry, acquired in May 1998, which operates at lower gross margin and expense levels than Smart & Final stores, lower rebate income from stores, start-up inefficiencies in the new Commerce warehouse and increased occupancy costs associated with new facilities and technology.

     Operating and Administrative Expenses. Operating and administrative expenses for the first three quarters of 1999 were $157.9 million, or 11.5% of sales, compared with $142.5 million, or 11.3% of sales, in the first three quarters of 1998. Higher expenses as a percentage of sales were due to higher foodservice expenses as a result of a higher provision for bad debt reserves, costs related to a significant downsizing of the Florida foodservice operations and increased sales commission expenses associated with higher foodservice distribution gross margins. The substantially higher gain in real estate recognized in the same period of 1998 also attributed to the increased expenses compared to the prior year. These increases more than offset the improvements due to inclusion of Cash & Carry operations, which operate at lower gross margin and expense levels than Smart & Final stores and an intensive corporate-wide expense reduction program.

     Interest Expense, net. Interest expense, net increased from $8.6 million, or 0.7% of sales, in the first three quarters of 1998 to $14.6 million, or 1.1% of sales, in the comparable 1999 period. This increase was a result of higher weighted average borrowings as well as higher weighted average interest rates as a result of the Company's debt restructuring in late 1998.

Financial Condition

     Cash and cash equivalents were $20.9 million on January 3, 1999, and $26.4 million at October 10, 1999. Cash provided by operating activities, for the forty weeks ended October 10, 1999, was $34.2 million. The common stock offering and other stock purchase agreements generated net proceeds of $59.8 million. Proceeds of the equity offering were used to reduce the note payable to the Company's majority shareholder by $39.4 million and the revolving debt by $19.0 million. Other changes in debt were additional borrowings of $10 million and payments of $19.3 million. Investments in fixed asset and other additions were $19.5 million and $1.1 million of dividends were paid.

     During the forty weeks ended October 10, 1999, trade notes and accounts receivable decreased $10.0 million and inventories declined by $9.2 million as a result of a program to reduce cash investments in working capital. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements. Accounts payable decreased $19.0 million and prepaid expenses decreased $8.2 million while other liabilities decreased $4.3 million and other accrued liabilities increased $3.0 million in the first three quarters of 1999.

     Stockholders' equity increased from $189.3 million to $251.7 million at October 10, 1999. This increase includes the effect of the $57.9 million, net of fees, common stock offering completed during second quarter 1999, as well as a $1.4 million increase due to the issuance of stock resulting from the exercise of stock options and other stock purchase agreements and the $3.1 million income for the first three quarters of 1999.

Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flow from operations. Cash provided by operating activities decreased to $34.2 million in the first three quarters of 1999 from $38.5 million in the comparable 1998 period. At October 10, 1999, the Company had cash of $26.4 million, compared to $20.9 million at January 3, 1999. The Company had $144.6 million of debt, excluding capital leases, and stockholders' equity of $251.7 million at October 10, 1999.

     During second quarter, 1999, the Company completed its fixed-price rights offering pursuant to a registration statement on Form S-3 filed in April 1999. The offering increased stockholders' equity by $57.9 million after expenses of the offering. The Company's majority shareholder increased its ownership by 4,271,935 shares and paid for its subscribed shares by exchanging $39.4 million of its $55.4 million loan to the Company. The Company used the $19.0 million proceeds from other stockholders to pay down its revolving loan.

     As of the end of third quarter, 1999, the Company was in compliance with financial covenants contained in its loan agreements, as amended during the latter part of June 1999.

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

Year 2000

     The Company relies on a diverse assortment of computer hardware and software, the integrated operation of which is essential to the successful implementation of the Company's operations. In 1996, the Company began a comprehensive review of its information technology systems and other systems and equipment and has developed a Year 2000 implementation program. The implementation program has been reviewed by the Company's Board of Directors. Full compliance and testing is scheduled to be completed by the end of November 1999.

     The entire implementation program is divided into three broad systems, the corporate systems, the store systems and the foodservice systems and the program has two phases, the impact analysis phase and the modification or replacement phase.

     The impact analysis phase for the corporate systems, which includes the identification of date sensitive computer codes within the systems, has been completed. The modification or replacement phase for the corporate systems is complete. The Company continues to monitor all vendors for last-minute Year 2000 issues.

       The impact analysis phase for the store systems has been completed and the modification or replacement phase is to be completed by the end of November 1999. The impact analysis phase for the foodservice systems also has been completed, and the modification or replacement phase is scheduled to be completed by the end of November 1999.

     Except for the cost of replacement systems, the Company expenses, as incurred, the cost of the Year 2000 program. The Company is funding the costs associated with the Year 2000 program through operating cash flows. The Company estimates the total incremental cost of the Year 2000 program will not exceed $2.7 million. As of October 10, 1999, the Company had incurred approximately $2.1 million in costs with respect to the Year 2000 program.

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

         Not applicable

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


                                   SMART & FINAL INC.

                                   By:


Date:  November 22, 1999                    /s/ MARTIN A. LYNCH
                                   -------------------------------------
                                                Martin A. Lynch
                                          Executive Vice President,
                                         Chief Financial Officer, and
                                   Principal Accounting Officer of the Company

                              SMART & FINAL INC.
                                 EXHIBIT INDEX

Exhibit Number           Description of Exhibit
--------------           ----------------------

27                       Financial Data Schedule