Form 10-K
period 2000-01-02
SMART & FINAL INC/DE
filed 2000-03-13
CIK 875751

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                             ____________________

                                   FORM 10-K

        (Mark one)

               X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               ------    OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended January 2, 2000
                                                 ---------------

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

      Registrant's telephone number, including area code:  (323) 869-7500
          Securities registered pursuant to Section 12(b) of the Act:

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
Yes      No   X .
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

As of March 10, 2000, the aggregate market value of Common Stock held by
      --------------
nonaffiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $82,619,933 ("nonaffiliates"
                                                  -----------
excludes for this purpose executive officers, directors and the registrant's majority shareholder).

As of March 10, 2000, the registrant had outstanding 29,186,995 shares of
      --------------
Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2000 are incorporated by reference into Part III of this Form 10-K.

                              SMART & FINAL INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended January 2, 2000
                                             ---------------


Caption                                                                 Page
-------                                                                 ----

PART I

Item 1   Business.......................................................   3

Item 2   Properties.....................................................  11

Item 3   Legal Proceedings..............................................  12

Item 4   Submission of Matters to a Vote of Security Holders............  12


PART II

Item 5   Market for the Registrant's Common Equity and
         Related Stockholder Matters....................................  12

Item 6   Selected Financial Data........................................  13

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................  14

Item 7A  Quantitative and Qualitative Disclosures About Market Risk.....  20

Item 8   Financial Statements and Supplementary Data....................  22

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................  51


PART III

Item 10  Directors and Executive Officers of the Registrant.............  51

Item 11  Executive Compensation.........................................  51

Item 12  Security Ownership of Certain Beneficial Owners
         and Management.................................................  51

Item 13  Certain Relationships and Related Transactions.................  51


PART IV

Item 14  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K..........................................  51

PART I

Item 1.  Business

General

     Smart & Final Inc. (the "Company") operated 212 non-membership warehouse grocery stores in Arizona, California, Florida, Idaho, Nevada, Oregon, and Washington at fiscal year end 1999 through its principal subsidiary, Smart & Final Stores Corporation, a California corporation and related entities (collectively "Smart & Final"). These stores operate under the trade names "Smart & Final" and "United Grocers Cash & Carry" ("Cash & Carry"). The Company also operates six stores in Mexico through a joint venture with the operators of the Calimax store chain. The joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. and is reported on the equity basis of accounting.

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

     The Company also owns American Foodservice Distributors, a California corporation ("AFD"), which is a holding company for traditional broadline foodservice distributors. At year-end, AFD owned 100% of Port Stockton Food Distributors, Inc., a California corporation, an institutional full-line food distributor in northern California, doing business under the name Smart & Final Foodservice Distributors ("Smart & Final Foodservice"). In 1997, AFD acquired the assets of its current Davis Lay produce business, operating as part of Smart & Final Foodservice. At year-end AFD also owned 100% of the Henry Lee Company, a Florida corporation. In 1997, AFD acquired the assets of Orlando
Foodservice, Inc., Capricorn Foods of Central Florida, Inc. and Southern Foods, meat processing and distribution companies operating in Florida (all Florida foodservice operations are collectively referred to as "Henry Lee").

     The Company is a Delaware corporation headquartered in Los Angeles, and at fiscal year end 1999, had 5,308 associates. In fiscal 1999, the Company had sales of $1,793 million.

     Financial information about the Company's segments is incorporated herein by reference from Note 13 to the Consolidated Financial Statements included in this report.

Smart & Final Stores

     Smart & Final stores specialize in providing merchandise and customer services to meet the foodservice and related needs of restaurants, caterers, clubs, organizations and small and mid-sized businesses. Most stores also attract value-oriented retail customers who prefer to purchase items in large sizes or quantities. Smart & Final stores carry a broad selection of items in a hybrid, retail/wholesale format. With an average size of 16,736 square feet, the stores' smaller footprint enables the Company to locate a greater number of stores in urban and suburban neighborhoods than warehouse club operators, which in turn provides a faster, more convenient shopping experience for the customer.

     Smart & Final has experienced significant sales growth despite the expansion of the warehouse club industry in the Company's geographic markets. The Company attributes its store growth to its commitment to be a primary supplier for the needs of small and mid-sized independent foodservice operators. Smart & Final positions itself competitively by offering convenience, attractive pricing, a wide and consistent assortment including high quality corporate brand items, and a high level of customer service. The Company's specific focus on foodservice operators enables Smart & Final to react quickly to changing market requirements and customer needs. Management believes these strategies, together with its unique retail/wholesale concept, provides greater overall value than the competition.

     In recent years, Smart & Final has explored new geographic areas for expansion. In May 1998, the Company acquired 39 Cash & Carry stores, operating mainly in the Pacific Northwest. Smart & Final opened stores in Florida in 1996 and currently operates ten stores in Southern Florida. Although its operations in Florida are not yet profitable, the Company believes the state, with its vibrant economy, its significant Hispanic presence, and its concentration of small independent restaurants and businesses, is an attractive growth market for its store concept.

     During the early to mid 1990's, the Company focused on opening stores in its existing markets and expanding in northern California. The Company plans to continue expansion in its mature market areas through relocations and remodels of existing stores and new store openings. In 1999, Smart & Final concentrated on assimilating the Cash & Carry stores and also opened three new stores.

     During the 1990's, the Company acquired several traditional foodservice distribution companies (See American Foodservice Distributors). Product for stores and foodservice customers is being handled from the same distribution facilities. Management believes that ownership of foodservice distributors facilitates store expansion in new markets because it reduces product costs and distribution expenses inherent in new markets.

     The following table shows certain information regarding the Company's stores for the years indicated:


                                      Fiscal  Fiscal   Fiscal   Fiscal   Fiscal
                                       1999    1998     1997     1996     1995
                                      ------  -------  -------  -------  -------
     USA
     Beginning store count               209     167      168      155      144
     Stores opened:
       New stores                          3       5        4       13       11
       Relocations                         -       3        7        6        4
       Acquired                            -      39        -        -        -
     Stores relocated or closed            -      (5)     (12)      (6)      (4)
                                      ------  ------   ------   ------   ------
     Ending store count                  212     209      167      168      155
                                      ------  ------   ------   ------   ------
     MEXICO
     Beginning store count                 6       5        5        3        3
     New stores opened                     -       1        -        2        -
                                      ------  ------   ------   ------   ------
     Ending store count                    6       6        5        5        3
                                      ------  ------   ------   ------   ------

     Total Ending Store Count            218     215      172      173      158
                                      ======  ======   ======   ======   ======
     STATISTICAL DATA:

     Average selling square feet
       per store at end of period:
        USA                           16,736  16,662   15,448   14,859   14,431
        MEXICO                        17,350  17,350   16,946   16,946   16,473
     New store data:
       New markets stores (USA)            1       1        1       10        5
       Average selling square feet
        USA                           20,900  21,079   21,462   16,788   14,698
        MEXICO                             -  19,368        -   17,656   16,473

     Mexico operations are not consolidated and are reported on the equity basis.

     Developing new stores, from initiation of construction to store opening, requires approximately nine months for new locations and four months for retrofitting of existing buildings. Equipment and inventory for each new store averages $550,000 and $370,000, respectively. On average, each retrofitted store costs approximately $430,000 in leasehold improvements and requires up to $620,000 of equipment.

     Management continually assesses each store's profitability on a pre-tax profit basis after allocation of all corporate expenses. Stores not meeting strategic management objectives for profitability, market penetration, and/or other measures are evaluated for closure or relocation. Generally, stores opened in mature markets are expected to achieve profitability within 18 months of operations. However, there can be no assurance that the Company will be able to open new stores in a timely manner; to hire, train and integrate employees; to continue locating and obtaining favorable store sites; and to adapt distribution, management information and other operating systems sufficiently to grow in a successful and profitable manner.

Merchandising

     Customers. Smart & Final's broad customer base includes foodservice professionals, small businesses, households, clubs and organizations. Foodservice customers include independent restaurants, sandwich shops, bakeries, caterers, catering trucks, concessionaires, mini-marts, and bars that do not require delivery and have consistent needs for institutional size food and related supplies. Most stores also attract retail customers who appreciate the value of purchasing items in large sizes or quantities. Customers with foodservice needs, such as clubs and organizations, find the Smart & Final stores well suited to meet their needs. In addition, large chain restaurants and other major foodservice operators use Smart & Final as a fill-in or a backup supplier.

     Product Assortment and Quality. Each Smart & Final store carries approximately 10,000 assorted food and related items in bulk sizes and quantities. The Company offers customers a wide product selection, including frozen and refrigerated foods, delicatessen products, fresh produce, paper products, janitorial supplies, restaurant equipment, tobacco, candy, snacks, beverages, and party supplies. Products regularly undergo a formalized profitability review that identifies items that should be added or removed. The Company is in the process of expanding its fresh assortment by adding items to the selection of meat and produce. The Company believes the size, consistency, and depth of its product assortment satisfies customers' needs.

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

     During 1999, the Company continued to grow the sales and gross profit contribution of the corporate brands program. Each operating company actively markets the program. The program consists of a three-quality-tier core program. The SmartBuy(R) Brand is a standard grade, quality controlled label positioned as "the price leader"; Smart & Final(R), the Company's national brand equivalent, is a consistent, quality-driven, competitively priced brand; and Smart & Final Premium Brand(R) represents the highest quality within the product line. There are approximately 2,200 stock keeping units (SKUs) represented by these brands.

     In addition to the core corporate brand program, the Montecito(R) and La Romanella(R) corporate brands are designed to reach niche ethnic markets while enhancing our core products. The Company's authentic Hispanic-style brand, Montecito, represents over 100 SKUs. The La Romanella brand, a high quality line of Italian-style products, consists of approximately 175 SKUs.

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

     Marketing. Smart & Final's marketing efforts are focused on building brand awareness and enhancing customer relationships. Brand awareness is built with broad-reach advertising and strong market entry programs. Customer relationships are enhanced with loyalty card programs, targeted marketing and local store events. Suppliers participate in the Company's bi-monthly product circular and other marketing vehicles, thereby reducing Smart & Final's cost for those vehicles.

     Store Design and Size. Smart & Final stores are designed as convenient warehouse stores dedicated to easing the shopping experience. For the last three years, new stores have ranged between 13,000 and 34,000 square feet.
Smart & Final stores are organized into dry grocery, beverages, frozen foods, janitorial, candy, snacks, party supplies and other departments. In addition, prototype designs are improved continually to enhance traffic flow, space utilization, departmentalization, adjacencies of merchandise, and overall visual appeal without diluting the convenient warehouse image. Each Smart & Final store normally has three to six checkout counters and is staffed by an average of 10 associates.

     Website. The Company has a site on the World Wide Web at http://www.smartandfinal.com. The Company's site features information for various audiences, presented in an engaging format. Customers can locate their nearest stores or view current product specials on the site. Expanded product assortment and new store services are featured regularly. Other features of the Company's site include a complete history of the Company, financial information and job opportunities. The Company's website is updated on a regular basis.

Operations

     Procurement. The Company believes Smart & Final's purchasing policies and procedures result in costs that are comparable to other companies purchasing similar quantities and types of merchandise. Service level goals and investment buying strategies are integral to the purchasing program. In addition, Smart & Final continually utilizes the efficiencies provided by cooperative buying organizations to facilitate low cost purchasing. These buying alliances supplement the normal buying activities of each distribution center. Smart & Final also strives to maintain close working relationships with its major suppliers to reduce its product or distribution costs. The Company is in the process of consolidating procurement of national brand products for all operating units.

     Smart & Final buys its products from approximately 1,800 different suppliers. The Company has not had any difficulty in the past, and does not expect any difficulties in the future, in obtaining products from suppliers.

     Distribution. Smart & Final supports the largest percentage of its western U.S. store network from a 445,000 square foot distribution center in Commerce, California that began operations in February 1999. This new facility replaced the older primary and satellite warehouses and, because of its higher ceiling, has approximately double the aggregate storage capacity of the older facilities.

     In northern California, the Company operates a 270,000 square foot distribution facility, a 33,000 square foot freezer facility, an additional 100,000 square foot warehouse, and two smaller facilities for fresh meat and produce operations. These facilities serve approximately 5,000 foodservice customers and 37 northern California stores. In Florida, the Company serves approximately 2,900 foodservice customers and the Smart & Final stores from a 230,000 square foot dry and refrigerated grocery distribution center and a 99,000 square foot frozen food facility in Miami, Florida. The Cash & Carry stores are served through a service agreement with Unified Western Grocers, Inc., a grocery cooperative distributor.

     Smart & Final utilizes computerized inventory management systems, radio frequency technology, and integrated labor management systems in its warehouses.

     The Company operates a fleet of 237 tractors and 367 trailers that are either owned or leased. When possible, the Company increases the efficiency of its fleet by filling outbound trucks to capacity and utilizing a backhaul program for inbound deliveries.

     Management Information Systems. The Company has made substantial investments in new systems during the past several years, and expects to continue to investment in business technology for the foreseeable future.

     The Company's investments included more than $8 million dollars to replace and upgrade the Point of Sale and Marketing Customer Relationship Management systems. These new systems are designed to enhance the customer shopping experience, help to better understand who customers are and to focus on the most important customers' needs while positioning the company for implementation of electronic commerce.

     The Company's purchasing system enables buyers to manage turnover, buy inventory efficiently, achieve targeted gross margin objectives, track rebates and allowances by vendor, and maintain targeted service levels. The merchandising system enables store assortment to be customized to the needs and characteristics of individual market areas, maximize gross margin return on investment by item and product category, and increase inventory turn. The distribution system manages warehouse inventories, store order selection, and measures enterprise labor productivity.

American Foodservice Distributors

     American Foodservice Distributors ("AFD") is a holding company for the Company's two institutional broadline foodservice distributors, Smart & Final Foodservice and Henry Lee Company, and for its Southern Foods and Orlando Foodservice divisions operating in Florida. Smart & Final Foodservice also owns Davis Lay and Craig and Hamilton branded operations that operate produce and meat processing facilities, respectively. AFD's 1999 sales were $411.1 million. In addition to a broadline assortment, AFD provides its customers primary services including product delivery, extension of credit and ancillary services such as restaurant equipment and supplies. The full-line assortment for these distributors features dry grocery, frozen foods, fresh meat, deli products, produce, tobacco, health and beauty aids, paper and packaging, janitorial supplies, and restaurant equipment and supplies.

     AFD has distribution facilities and offices in Stockton and Modesto, California and serves northern California markets from the Bay Area on the west to the Sierra on the East, Eureka on the North and Fresno on the South. AFD's northern California operations also serve 37 northern California Smart & Final stores. During 1999, approximately 14% of AFD's northern California sales were Smart & Final Corporate Brand products.

     AFD, through its Henry Lee and Smart & Final Foodservice subsidiaries, is a large member of the Foresight Partners, Inc., the operator of the All Kitchens foodservice brand buying group which has annual member sales of over $7.2 billion. Subsequent to year-end, AFD has given notice of its intention to replace the All Kitchens purchasing relationship with a similar relationship with a competitor organization. AFD is also a member of the DMA Major Account sales group.

     AFD's Florida operations are headquartered in Miami, Florida and serves foodservice operator customers primarily located in the State of Florida and certain markets in the Caribbean, and southern and central America. AFD's distribution center in Miami provides the infrastructure to service Smart & Final stores in Florida. During 1999, approximately 11% of AFD's Florida sales were Smart & Final Corporate Brand products. AFD serves approximately

7,900 foodservice customers such as restaurants, coffee shops, hotels, cruise ships, and institutions. At year end AFD employed approximately 1,261 associates.


Competition

     The Company participates in the highly competitive $147 billion annual sales domestic food distribution industry. Its competitors include membership and non-membership warehouse stores, wholesale distributors, supermarkets, and other retailers. Many of the Company's competitors have greater financial, distribution and marketing resources, as well as greater name recognition than the Company.

     Intense price competition, product innovation and rapid store growth have characterized the membership warehouse club segment of the industry over the past several years. The Company's three major warehouse club competitors are Costco Companies, BJ's Wholesale and the Sam's Club division of Wal-Mart.

     The Company believes it competes effectively with membership clubs by offering a broader and more consistent foodservice assortment, more convenient shopping facilities and locations, a high level of customer service and competitive pricing.

     The traditional foodservice distribution market, in which American Foodservice Distributors operates and in which Smart & Final competes to a lesser extent, is very competitive and highly fragmented. Major competition consists of national operators such as Sysco Corp., Alliant, U.S. Foodservice(TM) and many smaller, regional distributors. The Company believes that about 95% of all distributors have annual revenues less than $30 million and that fewer than 4% have annual revenues in excess of $50 million. The top 50 broad-line distributors are believed to represent approximately 30% of the total foodservice market.

     Competition from supermarket chains continues to increase as such chains emphasize price and service, while widening their assortment of goods and lowering certain prices to more effectively compete with warehouse clubs.

Human Resources

     The Company strongly emphasizes the career development and retention of its associates. The Company strives to maintain the culture of a highly focused, innovative organization that maximizes associate productivity and contributions. The Company actively recruits and offers training opportunities to associates in order to develop qualified candidates for managerial positions as vacancies occur.

     Associate training and development programs through the Company's own Smart University encompass all levels of store operations, from entry through management, and emphasize merchandising techniques and customer service goals to ensure top associate quality and productivity. Company mechanisms, such as incentive pay and stock option programs, reward superior performance and motivate associates. In addition, approximately 8.2% of each Smart & Final store's pre-tax profit, after allocation of corporate costs, is paid out as monthly bonuses to the store's full-time associates and selected part-time associates. Cash & Carry store managers and associates receive annual bonuses based on the achievement of specific operating goals.

     At fiscal year end, the Company and its subsidiaries employed approximately 5,308 persons, including 4,047 at Smart & Final, 719 at Smart & Final Foodservice, and 542 at Henry Lee.

     Hourly associates employed by 16 Cash and Carry stores are party to a labor contract previously negotiated between the United Brotherhood of Teamsters and United Grocers, Inc. The Cash and Carry Stores were acquired from United Grocers, Inc. in 1998 and Smart & Final assumed the Teamster Contract. Approximately 100 associates are covered by this plan. Smart & Final Foodservice is a party to an agreement with its Food Distribution Associates Association, representing approximately 260 associates, which contains certain procedures and policies with respect to management and associate relations. The Company considers relations with its associates to be good.


Item 2. Properties

     As of fiscal year end 1999, the Company leased 130 store properties directly from third party lessors, with an average remaining lease term of ten years. The Company leased 14 store properties, at year end, under its secured lease facility described below. In addition, the Company has eight stores on real property that is ground leased from third party lessors. The remaining 60 store properties are owned.

     The Company occupies a 445,000 square foot distribution facility in Commerce, California that is leased under the secured lease facility described below. The Company maintains its headquarters in an 81,000 square foot leased facility in Commerce, California.

     AFD supports its northern California customers from an owned 33,000 square foot freezer facility and a 270,000 square foot distribution facility leased under the secured lease facility described below. Additionally, the Company has two years remaining under a three-year lease for 100,000 square feet of additional warehouse space and leases two smaller facilities for meat and produce distribution. These facilities are located in Stockton and Modesto, California.

     In Florida, AFD operates a 230,000 square foot warehouse in Miami, Florida, including 22,000 square feet of office space. AFD also occupies 7,600 square feet of space used as a maintenance facility for its fleet. Both of these facilities are leased from the former owners of Henry Lee. The remaining terms of these leases are six years. The leases contain terms and rates that are considered equivalent to those available from unrelated third party lessors.
AFD also operates a 99,000 square foot frozen food facility in Miami, Florida that is leased under the secured lease facility described below.

     The Company plans to continue to lease properties, but also may elect to own some of its new stores on an interim or permanent basis. The Company has a $90 million secured lease facility, which provides for the lease of the distribution center in Stockton, California and for store expansion and distribution facilities in California and Florida. As of January 2, 2000, $82.9 million had been utilized under this facility for various store and distribution facilities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders of the Company for a vote during the quarter ended January 2, 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol SMF. As of March 10, 2000 there were 218 registered holders of the common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $7.125. The following table sets forth the high and low sales prices of the common stock as reported on the NYSE composite tape, together with the amount of cash dividends declared per share for each quarter of the Company's two most recent fiscal years.

                                                                  Cash
                                                                 Dividend
                                             High      Low       Declared
---------------------------------------------------------------------------
First Quarter of 1998                      19 13/16   16 9/16      $0.05
Second Quarter of 1998                     19 9/16    16 11/16     $0.05
Third Quarter of 1998                      17 5/16     7 1/16      $0.05
Fourth Quarter of 1998                     11 1/8      7 15/16     $0.05
First Quarter of 1999                      10 1/8      8            -
Second Quarter of 1999                     12 9/16     8 3/4        -
Third Quarter of 1999                      10 15/16    9 1/8        -
Fourth Quarter of 1999                      9 7/8      6            -


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

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
              (in thousands, except per share and statistical data)

                                                                                          Fiscal Year (A)
                                                                 ------------------------------------------------------------------
                                                                    1999          1998 (D)     1997 (C)      1996           1995
                                                                 -----------    -----------  -----------  -----------   -----------
Income Statement Data:
       Sales.................................................... $ 1,793,142    $ 1,661,629  $ 1,453,020  $ 1,302,561   $ 1,173,325
       Gross margin.............................................     234,360        205,688      194,663      190,395       171,732
       Income from operations...................................      24,620          1,151       15,930       42,588        32,465
       Interest expense, net....................................      17,997         13,304        8,117        3,373         2,028
       Income (loss) before provision for income taxes,
            minority share of net income and cumulative effect
            of accounting change................................       6,623        (12,153)       7,813       39,215        30,437
       Net income (loss)........................................       4,726         (8,659)       6,636       24,334        18,296
       Earnings (loss) per common share, assuming dilution......        0.18          (0.38)        0.29         1.15          0.88
       Dividend per share....................................... $        --(E) $      0.20  $      0.20  $      0.20   $      0.20
       Weighted average diluted common shares outstanding.......      26,321(F)      22,596       22,753       21,206        20,751

Financial Data (at fiscal year-end):
       Cash and cash equivalents................................ $    42,936    $    20,887  $    22,891  $    16,795   $    15,415
       Working capital (deficit)................................     130,698        (12,385)      68,482       79,245        79,493
       Total assets.............................................     582,599        582,264      488,145      441,424       314,656
       Long-term debt and capital leases, excluding
            current maturities..................................     157,470         78,712       80,024       82,644        43,586
       Stockholders' equity.....................................     253,447(F)     189,286      200,329      195,655(B)    140,052

Other Statistical Data:
       Comparable store sales growth............................         5.3%          (0.2)%        2.0%         2.7%          5.0%
       Stores at year end (including Mexico)....................         218            215          172          173           158
       Total retail square footage at year end (thousands)......       3,652          3,586        2,610        2,496         2,237
       Sales per selling square foot............................ $       391    $       396  $       389  $       406   $       441
       Store customer transactions (thousands)..................      37,289         33,048       33,538       31,132        29,097
       Employees at year end....................................       5,308          5,447        5,205        4,577         4,341

---------------------------
(A)  For all years, 52 weeks except fiscal year 1997, which had 53 weeks.

(B) 1,625,000 of common shares were issued on December 29, 1996 to affiliated companies for $38 million in connection with acquisition of 91 properties and leasehold interests.

(C) Amounts include results of Davis Lay division from May 1997. Amounts include results of Orlando Foodservice Inc., Capricorn Foods of Central Florida, Inc. and Southern Foods since their dates of asset acquisitions in September 1997.

(D) Amounts include results of United Grocers Cash & Carry store operations from the date of its acquisition in May 1998.

(E) Dividends on common stock have been suspended indefinitely by the Company's Board of Directors effective following the payment of the fourth quarter 1998 dividend paid on January 29, 1999.

(F) 6,496,000 of common shares were issued during the equity offering in June 1999 and increased stockholders' equity by $57.9 million.

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


                                                        52 Weeks          52 Weeks           53 Weeks
(Dollars in millions, except per share amounts)           1999              1998               1997
==========================================================================================================
Sales:
    Stores                                          $1,382.0   77.1%  $1,205.6    72.6%  $1,049.0    72.2%
    Foodservice                                        411.1   22.9      456.0    27.4      404.0    27.8
    Sales, consolidated total                        1,793.1  100.0    1,661.6   100.0    1,453.0   100.0
----------------------------------------------------------------------------------------------------------
Cost of sales, buying and occupancy:
    Stores                                           1,183.3   85.6    1,027.4    85.2      884.9    84.4
    Foodservice                                        375.5   91.3      428.5    94.0      373.4    92.4
    Total cost of sales, buying and occupancy        1,558.8   86.9    1,455.9    87.6    1,258.3    86.6
==========================================================================================================
Gross margin                                           234.3   13.1      205.7    12.4      194.7    13.4
----------------------------------------------------------------------------------------------------------
Operating and administrative expenses                  209.7   11.7      204.5    12.3      169.9    11.7
----------------------------------------------------------------------------------------------------------
One-time charges                                           -      -          -       -        8.9     0.6
----------------------------------------------------------------------------------------------------------
Income from operations                                  24.6    1.4        1.2     0.1       15.9     1.1
----------------------------------------------------------------------------------------------------------
Interest expense, net                                   18.0    1.0       13.3     0.8        8.1     0.6
==========================================================================================================
Income (loss) before provision for income taxes,
  minority share of net income and cumulative
  effect of accounting change                            6.6    0.4      (12.1)   (0.7)       7.8     0.5
----------------------------------------------------------------------------------------------------------
Income taxes                                             2.5    0.1       (4.3)   (0.3)       1.9     0.1
----------------------------------------------------------------------------------------------------------
Minority share of net income (loss)                        -      -          -       -       (0.5)      -
==========================================================================================================
Income (loss) from consolidated subsidiaries             4.1    0.2       (7.8)   (0.5)       6.4     0.4
----------------------------------------------------------------------------------------------------------
Equity earnings in unconsolidated subsidiary             0.7      -        0.2       -        0.2       -
----------------------------------------------------------------------------------------------------------
Extraordinary loss                                       0.1      -          -       -          -       -
----------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                     -      -        1.1     0.1          -       -
==========================================================================================================
Net income (loss)                                   $    4.7    0.3%  $   (8.7)  (0.5)%  $    6.6     0.5%
==========================================================================================================
Earnings (loss) per common share                    $   0.18          $  (0.39)          $   0.30
==========================================================================================================
Earnings (loss) per common share,
  assuming dilution                                 $   0.18          $  (0.38)          $   0.29
==========================================================================================================


===============================================================================
Results of operations

     The Company's net income was $4.7 million, or $0.18 per diluted share, in 1999, compared with net loss of $8.7 million, or $(0.38) per diluted share, in 1998, and net income of $6.6 million, or $0.29 per diluted share, in 1997. The following table sets forth pre-tax income or loss, in millions, for each of the Company's various reportable segments:

                                                 1999      1998      1997
                                                -------   -------   ------
       Stores                                   $  31.9   $  23.1   $ 21.9
       Foodservice                                 (7.5)    (18.0)    (8.6)
                                                -------   -------   ------
         Segment totals                            24.4       5.1     13.3
       Interest and other corporate expenses      (17.8)    (17.2)    (5.5)
                                                -------   -------   ------

         Consolidated pre-tax income (loss)     $   6.6   $ (12.1)  $  7.8
                                                =======   =======   ======

Change in management

     In November 1998 the Company announced that Robert J. Emmons would retire from his position as Chief Executive Officer and would resign from the Company's Board of Directors effective January 4, 1999. The Board requested one of its members, Ross Roeder, to assume the position of Chairman of the Board and Chief Executive Officer, replacing Emmons. Roeder immediately proceeded with an assessment of the overall business and developed a plan to redirect the Company's business and improve operating efficiency. As a result, a number of specific actions were taken late in 1998 that reduced earnings for the 1998 fourth quarter and year and contributed to the earnings improvement in 1999.

A number of factors impacted the results of operations in 1999 and 1998:

Factors affecting 1999 results:
     . Significantly higher interest expense primarily due to higher interest rates as a result of the Company's debt restructuring in late 1998. The increased interest expense moderated in the second half of 1999 due to the debt reduction resulting from the $60 million common stock offering in June 1999.
     . Outside consulting fees of $1.5 million were incurred in the third and fourth quarters of 1999.

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

     The improvement in 1999 earnings was attributable to higher sales, primarily from the acquisition of the Cash & Carry stores in May 1998, improved gross margins, and reduced operating expenses.

     During 1998, earnings improved from a small loss in the first quarter to modest earnings in the second quarter, strong earnings in the third quarter and a sizeable loss in the fourth quarter. The strong earnings of the third quarter of 1998 were in part due to a vendor support program that contributed earnings of approximately $0.07 per diluted share in the quarter and real estate gains that contributed approximately $0.03 per diluted share. These factors also caused the lower comparative earnings in the third quarter of 1999. As described above, the earnings decline in the fourth quarter of 1998 and the improved earnings for the 1999 fiscal year reflect the actions taken by new executive management.

     Quarterly earnings per common share, assuming dilution:

                  First     Second    Third    Fourth     Year
                 -------    ------    -----    ------    ------
       1999      $ (0.02)   $ 0.05    $0.08    $ 0.06    $ 0.18
       1998        (0.09)     0.06     0.25     (0.60)    (0.38)


Sales. Sales were $1,793.1 million in 1999, $1,661.6 million in 1998, and $1,453.0 million in 1997. Sales include those of the Cash & Carry store operations following its acquisition in May 1998. Cash & Carry sales were $253.7 million in 1999 and $164.5 million in 1998 following the acquisition. Total sales increased 7.9% in 1999, 14.4% in 1998, and 11.6% in 1997. The Company follows a 52-53 week fiscal year and 1997 included a fifty-third week.

     Store sales, including Cash & Carry, increased 14.6% in 1999, 14.9% in 1998, and 5.7% in 1997. Same store sales increased 5.3% in 1999, compared to a 0.2% decline in 1998 and a 2.0% increase in 1997. Twenty-three new stores, including relocations and one in Mexico, were opened during the three years, three in 1999, nine in 1998, and 11 in 1997. Additionally, 39 stores were acquired from United Grocers, Inc. in 1998. Foodservice sales decreased 9.8% in

1999 and increased 12.9% and 30.3% in 1998 and 1997, respectively. Foodservice sales declined in part due to adoption of tighter credit policies in late 1998.

Gross margin. As a percentage of sales, gross margin was 13.1% in 1999, 12.4% in 1998, and 13.4% in 1997. The increase in gross margin in 1999 was due to a number of factors: reduced product costs negotiated with vendors, higher foodservice margins achieved by a focus on improved credit quality and profitability, and a lower overall mix of foodservice sales which carry lower margins than store sales. The decline in gross profit in 1998 was caused in part by the increased mix of foodservice distribution business and decreased margins at the foodservice companies compared to 1997 due to increased meat processing and chain account sales which generate lower margins. Additionally, gross margins were lower in 1999 and 1998 due to the acquisition of the Cash & Carry stores that generate lower gross margins than Smart & Final stores but also operate at lower expense levels than Smart & Final stores. Increased store occupancy costs due to new and relocated stores also reduced gross margin.

Operating and administrative expenses. Operating and administrative expenses were 11.7% of sales in 1999, 12.3% in 1998, and 11.7% in 1997. The major factors in this comparison were the charges incurred in late 1998 described above. Other reasons for the decrease were the inclusion of Cash & Carry operations, which operate at lower expense levels, and the intensive corporate-wide expense-reduction program implemented in 1999.

Interest expense, net. Interest expense, net increased to $18.0 million in 1999 compared to $13.3 million in 1998 and $8.1 million in 1997. The increases in 1999 and 1998 were primarily the result of higher interest rates as a result of the Company's debt restructuring in late 1998. Increases in interest expense moderated in the second half of 1999 due to debt reduction resulting from the proceeds of the $60 million stock offering in June 1999.

Equity earnings in unconsolidated subsidiary

     The Company's 50% interest in the Mexico joint venture operates six stores in Mexico and produced $0.7 million in equity earnings in 1999 and $0.2 million in both 1998, and 1997. One new store was opened in 1998.

Liquidity and capital resources

     Historically, the Company's primary source of liquidity has been cash flow from operations and retained earnings. In addition, the Company has availability under bank facilities. In 1999, net cash provided by operating activities was $54.4 million. The aggregate amount required for the Company's expansion program and other capital expenditures in 2000 is currently estimated to be approximately $36.1 million.

     During second quarter 1999, the Company completed its equity offering pursuant to a registration statement on Form S-3 filed in April 1999. The offering increased stockholders' equity by $57.9 million after expenses of the offering. The Company's majority shareholder increased its ownership by 4,271,935 shares and paid for its subscribed shares by exchanging $39.4 million of its $55.4 million loan to the Company. The Company used the $19.0 million net proceeds from other stockholders to pay down its revolving loan.

     The Company has Senior Secured Credit Facilities with a group of banks totaling $240 million, including a $150 million Revolving Credit Facility ("Revolving Loan") and a $90 million Secured Lease Facility. These facilities expire on November 13, 2001. At the Company's option, the Revolving Loan can be used to support up to $10 million of commercial letters of credit. Interest for these facilities is at LIBOR, or the Administrative Agent's reference rate, plus designated amounts. No principal repayments are due prior to the final maturity. However, under certain conditions, pay-downs toward the facilities are treated as permanent reductions to the amount available. As of January 2, 2000, the total amount available under these facilities was $219 million reflecting $21 million of permanent pay-downs during the year. At fiscal year end 1999, $117.5 million was outstanding under the Revolving Loan and $82.9 million was utilized under the Secured Lease Facility. The Senior Secured Credit Facilities contain restrictions on cash dividends declared or paid and capital expenditures and require the Company to maintain certain fixed charge coverage ratios and other financial ratios.

     At fiscal year end 1999, the Company's Loan Agreement ("Casino Loan") with Casino USA, Inc. had an outstanding balance of $16.0 million. The Casino Loan matures on February 15, 2002. No principal repayments are due prior to the final maturity. Interest for this loan is the sum of the rate under Revolving Loan plus 25 basis points. The Casino Loan agreement contains covenants requiring the Company to maintain certain financial ratios.

     At fiscal year end 1999, the Company was in compliance with financial covenants contained in the Senior Secured Credit Facilities and Casino Loan, as amended.

     The Company had cash and cash equivalents of $42.9 million, stockholders' equity of $253.4 million and debt, excluding capital leases, of $149.0 million at the end of fiscal year 1999. The debt consists of $117.5 million outstanding on the revolving credit line, the $16.0 million Casino Loan, a $15.0 million five-year unsecured note issued to United Grocers, Inc. as a result of acquisition of its Cash & Carry stores and $0.5 million other notes payable. The weighted average interest rate on the Company's variable rate debt for 1999 was 10.83%.

    The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations, lease financings and other borrowings and proceeds from the issuance of equity securities. The Company believes that its sources of funds are adequate to provide for working capital, other capital expenditures, and debt service requirements for the foreseeable future.

Year 2000

     The Company relies on a diverse assortment of computer hardware and software, the integrated operation of which is essential to the successful implementation of the Company's operations. In 1996, the Company began a comprehensive review of its information technology systems and other systems and equipment and developed a Year 2000 implementation program. Full compliance and testing was completed before the end of 1999.

     The entire implementation program was divided into three broad systems, the corporate systems, the store systems and the foodservice systems and the program had two phases, the impact analysis phase and the modification or replacement phase. Additionally, the Company monitored all vendors for last-minute Year 2000 issues.

     Except for the cost of replacement systems, the Company expensed, as incurred, the cost of the Year 2000 program. The Year 2000 program was funded through operating cash flows. The Company incurred approximately $2.6 million in costs with respect to the Year 2000 program.

     Subsequent to the end of 1999, the Company's operations are fully functioning and have not experienced any significant issues related to the Year 2000. While the Company is encouraged by the results of its Year 2000 efforts, monitoring for any potential problems will continue throughout 2000.

     As part of the Year 2000 program, the Company identified relationships with third parties, including vendors, suppliers and service providers, which the Company believes are critical to its business operations. The Company communicated with these third parties through questionnaires, letters and interviews in an effort to determine the extent to which they are addressing their Year 2000 issues. Since the beginning of 2000, the Company has not received any reports from third parties indicating any material Year 2000 incidents. The Company will continue to communicate with and assess and monitor any potential Year 2000 issues of these third parties throughout 2000. The Company cannot assure that there will not be an adverse impact on the Company if third parties do not appropriately address their Year 2000 issues in a timely manner.

     Although the Company does not believe any continued exposure exists, the Company has a contingency plan for possible Year 2000 issues and will continue to update these plans based on assessments of any subsequent Year 2000 issues as additional information becomes available.

     The company experienced sales increases in the final weeks of fiscal 1999, estimated to be less than $10 million, due to customers' stockpiling in preparation for possible year end interruptions in product availability. Consequently, the Company experienced minor sales decreases in the first few weeks of fiscal 2000.

Seasonality

     Historically, the Company's sales have followed a seasonal pattern. Generally, third and fourth quarter sales are greater than those of the first and second quarter, due to strong demand from foodservice customers in the summer and winter holiday periods. Third quarter sales are also high because the third quarter includes four four-week periods, whereas the other quarters include three four-week periods. Sales distribution by quarter in 1999 was 22% in the first quarter, 23% in the second, 31% in the third, and 24% in the fourth.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     The Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows.

     Interest rate risk is managed through the use of interest rate collar agreements to hedge principal amounts of up to $100 million. These agreements are entered into with major financial institutions thereby minimizing risk of credit loss. See Note 3 to the consolidated financial statements for a more complete description of the Company's interest rate collars.

     The following analysis presents the sensitivity to the earnings of the Company if these changes occurred at January 2, 2000. The range of changes chosen for this analysis reflects the Company's view of changes which are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact the Company's business as a result of these changes in interest.

Interest Rate Sensitivity Analysis

     At January 2, 2000, the Company had debt, excluding capital leases, totaling $149.0 million and interest rate collar agreements with a notional value of $100 million. The interest rate collar agreements limit LIBOR fluctuations to interest rate ranges from 4.7% to 8.0%. As of January 2, 2000, the LIBOR rate was 6.13%.

     At January 2, 2000, the Company had $133.5 million of variable rate debt and $15.5 million of fixed rate debt. Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point change in interest rates would be approximately $0.8 million.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this section:



Report of Independent Public Accountants                           23

Consolidated Balance Sheets                                        24

Consolidated Statements of Operations                              25

Consolidated Statements of Stockholders' Equity                    26

Consolidated Statements of Cash Flows                              27

Notes to Consolidated Financial Statements                         28

Supplementary Data - Summary of Quarterly Results of Operations    49

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Smart & Final Inc.:


     We have audited the accompanying consolidated balance sheets of Smart
& Final Inc. (a Delaware corporation and a 57.3 percent owned subsidiary of Casino USA, Inc.) and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart & Final Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Los Angeles, California
February 15, 2000

                               SMART & FINAL INC.
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)


ASSETS                                                         January 2,    January 3,
------                                                            2000          1999
                                                               ----------    ----------
Current assets:
     Cash & cash equivalents                                   $   42,936    $   20,887
     Trade notes and accounts receivable, less
         allowance for doubtful accounts of
         $4,687 in 1999 and $3,660 in 1998                         63,494        70,155
     Inventories                                                  154,550       157,678
     Prepaid expenses                                               7,835        21,053
     Deferred tax asset                                            10,834        11,511
                                                               ----------    ----------
             Total current assets                                 279,649       281,284

Property, plant and equipment:
     Land                                                          35,742        36,387
     Buildings and improvements                                    29,116        29,625
     Leasehold improvements                                        95,337        85,501
     Fixtures and equipment                                       166,234       162,148
                                                               ----------    ----------
                                                                  326,429       313,661
     Less - Accumulated depreciation and amortization             122,499       108,588
                                                               ----------    ----------
             Net property, plant and equipment                    203,930       205,073

Assets under capital leases, net of accumulated
     amortization of $7,233 in 1999 and $6,669 in 1998              8,343         4,016
Goodwill, net of accumulated amortization
     of $3,640 in 1999 and $2,060 in 1998                          55,087        56,667
Deferred tax asset                                                  4,734         5,018
Other assets                                                       30,856        30,206
                                                               ----------    ----------
                  Total assets                                 $  582,599    $  582,264
                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current maturities of long-term debt                      $    3,928    $  139,680
     Accounts payable                                              92,513        97,568
     Payable to Parent                                                 --         1,681
     Accrued salaries and wages                                    18,360        13,951
     Other accrued liabilities                                     34,150        40,789
                                                               ----------    ----------
             Total current liabilities                            148,951       293,669

Long-term liabilities:
     Notes payable, net of current maturities                      12,865        15,839
     Notes payable to Parent                                       15,965        55,388
     Bank debt                                                    117,500            --
     Obligations under capital leases                              11,140         7,485
     Other long-term liabilities                                    3,946         3,033
     Workers' compensation reserve, postretirement
         and postemployment benefits                               18,785        17,564
                                                               ----------    ----------
             Total long-term liabilities                          180,201        99,309

Stockholders' equity:
     Preferred stock, $1 par value (authorized-
     10,000,000 shares; no shares issued)                              --            --
     Common stock, $0.01 par value (authorized-
     100,000,000 shares; 29,136,995 shares issued
     and outstanding in 1999 and 22,527,179 in 1998)                  291           225
     Additional paid-in capital                                   204,450       144,987
     Notes receivable for stock                                      (100)           --
     Cumulative translation loss                                     (835)         (835)
     Retained earnings                                             49,641        44,909
                                                               ----------    ----------
             Total stockholders' equity                           253,447       189,286
                                                               ----------    ----------
                  Total liabilities and stockholders' equity   $  582,599    $  582,264
                                                               ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)



                                                                                      Fiscal Year
                                                                       ------------------------------------------
                                                                           1999           1998           1997
                                                                       ------------   ------------   ------------
Sales .............................................................    $  1,793,142   $  1,661,629   $  1,453,020
Cost of sales, buying and occupancy ...............................       1,558,782      1,455,941      1,258,357
                                                                       ------------   ------------   ------------

Gross margin ......................................................         234,360        205,688        194,663
Operating and administrative expenses .............................         209,740        204,537        169,849
Special charges ...................................................              --             --          8,884
                                                                       ------------   ------------   ------------

       Income from operations .....................................          24,620          1,151         15,930

Interest expense, net .............................................          17,997         13,304          8,117
                                                                       ------------   ------------   ------------

Income (loss) before income taxes, minority share of net loss, extraordinary item, and cumulative effect of accounting
       change .....................................................           6,623        (12,153)         7,813
Income taxes ......................................................           2,479         (4,397)         1,940
Minority share of net loss ........................................              --             --           (563)
                                                                       ------------   ------------   ------------
       Income (loss) from consolidated subsidiaries ...............           4,144         (7,756)         6,436
Equity earnings in unconsolidated subsidiary ......................             748            187            200
                                                                       ------------   ------------   ------------
       Income (loss) before extraordinary item and
        cumulative effect of accounting change ....................           4,892         (7,569)         6,636

Extraordinary loss on extinguishment of debt, net of
       tax effect of $147 .........................................             166             --             --
Cumulative effect of accounting change (start-up costs, net of
       tax effect of $758) ........................................              --          1,090             --
                                                                       ------------   ------------   ------------

       Net income (loss) ..........................................    $      4,726   $     (8,659)  $      6,636
                                                                       ============   ============   ============

Earnings (loss) per common share:
   Earnings (loss) per common share before extraordinary item and
     cumulative effect of accounting change .......................    $       0.19   $      (0.34)  $       0.30
   Extraordinary loss on extinguishment of debt per common share ..           (0.01)            --             --
   Cumulative effect of accounting change per common share ........              --          (0.05)            --
                                                                       ------------   ------------   ------------
   Earnings (loss) per common share ...............................    $       0.18   $      (0.39)  $       0.30
                                                                       ============   ============   ============

Weighted average common shares ....................................      26,282,704     22,474,048     22,158,673
                                                                       ============   ============   ============

Earnings (loss) per common share, assuming dilution:
   Earnings (loss) per common share, assuming dilution, before
     extraordinary item and cumulative effect of accounting change     $       0.19   $      (0.33)  $       0.29
   Extraordinary loss on extinguishment of debt per common share ..           (0.01)            --             --
   Cumulative effect of accounting change per common share ........              --          (0.05)            --
                                                                       ------------   ------------   ------------
   Earnings (loss) per common share, assuming dilution ............    $       0.18   $      (0.38)  $       0.29
                                                                       ============   ============   ============

Weighted average common shares
    and common share equivalents ..................................      26,321,476     22,595,705     22,753,333
                                                                       ============   ============   ============

Dividend per common share .........................................    $         --   $       0.20   $       0.20
                                                                       ============   ============   ============



                The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the fiscal years 1999, 1998 and 1997
               (dollars in thousands, except per share amounts)


                                                Common Stock
                                            -------------------    Additional     Notes                   Cumulative     Total
                                            Number of               Paid-in     Receivable     Retained   Translation  Stockholders'
                                             Shares      Amount     Capital     for Stock      Earnings      Loss          Equity
                                           ----------   -------   -----------   ---------     ---------   -----------  ------------
Balance, fiscal year-end 1996 ...........  21,976,406   $   220   $   140,371   $    --       $  55,899     $  (835)     $  195,655
Issuance of common stock ................     409,775         4         5,706        --              --          --           5,710
Restricted stock accrual ................          --        --           208        --              --          --             208
Tax benefit associated with stock options
    exercised ...........................          --        --         1,776        --              --          --           1,776
Capital lease and deferred rent transfer           --        --        (5,196)       --              --          --          (5,196)
Dividend ($0.20 per share) ..............          --        --            --        --          (4,460)         --          (4,460)
Net income ..............................          --        --            --        --           6,636          --           6,636
                                           ----------   -------   -----------   -------       ---------     -------      ----------
Balance, fiscal year-end 1997 ...........  22,386,181       224       142,865        --          58,075        (835)        200,329
Issuance of common stock ................     140,998         1         1,772        --              --          --           1,773
Restricted stock accrual ................          --        --           167        --              --          --             167
Tax benefit associated with stock options
    exercised ...........................          --        --           183        --              --          --             183
Dividend ($0.20 per share) ..............          --        --            --        --          (4,507)         --          (4,507)
Net income (loss) .......................          --        --            --        --          (8,659)         --          (8,659)
                                           ----------   -------   -----------   -------       ---------     -------      ----------
Balance, fiscal year-end 1998 ...........  22,527,179       225       144,987        --          44,909        (835)        189,286
Issuance of common stock ................   6,609,816        66        58,925        --              --          --          58,991
Notes receivable for stock subscription .          --        --            --      (100)             --          --            (100)
Restricted stock accrual ................          --        --           538        --              --          --             538
Dividend (for restricted stocks canceled)          --        --            --        --               6          --               6
Net income ..............................          --        --            --        --           4,726          --           4,726
                                           ----------   -------   -----------   -------       ---------     -------      ----------
Balance, fiscal year-end 1999 ...........  29,136,995   $   291   $   204,450   $  (100)      $  49,641     $  (835)     $  253,447
                                           ==========   =======   ===========   =======       =========     =======      ==========

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                     Fiscal Year
                                                                          -------------------------------
                                                                            1999       1998        1997
                                                                          --------   ---------   --------
Cash Flows From Operating Activities:
     Net income (loss) ...............................................    $  4,726   $  (8,659)  $  6,636
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Gain on disposal of fixed assets ..............................        (608)     (3,126)      (843)
       Asset valuation adjustments ...................................          --       1,175         --
       Depreciation and amortization .................................      31,316      29,353     25,761
       Deferred tax provision (benefit) ..............................         961      (3,781)      (800)
       Amortization of deferred financing costs ......................       1,869          --         --
       Extraordinary loss on extinguishment of debt, net of taxes ....         166          --         --
       Cumulative effect of accounting change, net of taxes ..........          --       1,090         --
       Minority share of net loss ....................................          --          --       (563)
       Equity earnings in unconsolidated subsidiary ..................        (748)       (187)      (200)
       Decrease (increase), net of business acquisition, in:
          Trade notes and accounts receivable ........................       6,779       8,634     (3,771)
          Inventories ................................................       3,128      (6,646)    (2,504)
          Prepaid expenses and other .................................       8,796      (3,540)   (11,546)
       Increase (decrease), net of business acquisition, in:
          Accounts payable ...........................................      (4,749)     14,224      4,601
          Accrued liabilities ........................................       4,409       4,423       (412)
          Other liabilities ..........................................      (1,672)      6,319      4,210
                                                                          --------   ---------   --------

     Net cash provided by operating activities .....................        54,373      39,279     20,569
                                                                          --------   ---------   --------

Cash Flows From Investing Activities:
     Acquisition of property, plant and equipment ....................     (26,169)    (39,622)   (29,427)
     Proceeds from disposal of property, plant and equipment .........       3,142       3,658     10,471
     Acquisition of business .........................................          --     (44,401)   (11,300)
     Other ...........................................................      (4,190)     (7,557)    (3,573)
                                                                          --------   ---------   --------

       Net cash used in investing activities .........................     (27,217)    (87,922)   (33,829)
                                                                          --------   ---------   --------

Cash Flows From Financing Activities:
     Proceeds from issuance of common stock, net of costs ............      20,163       1,737      5,135
     Payments on bank line of credit .................................     (36,000)    (82,000)        --
     Borrowings on bank line of credit ...............................      20,000     133,500     20,000
     Payments on notes payable .......................................      (6,462)     (3,796)   (11,161)
     Change in payable to Parent and affiliates ......................      (1,681)      7,288      9,830
     Quarterly dividend paid .........................................      (1,127)     (4,492)    (4,448)
     Fees paid in connection with debt restructure ...................          --      (5,598)        --
                                                                          --------   ---------   --------

       Net cash (used in) provided by financing activities ...........      (5,107)     46,639     19,356
                                                                          --------   ---------   --------

Increase (decrease) in cash and cash equivalents .......................    22,049      (2,004)     6,096

Cash and cash equivalents at beginning of year ........................     20,887      22,891     16,795
                                                                          --------   ---------   --------

Cash and cash equivalents at end of year ...............................  $ 42,936   $  20,887   $ 22,891
                                                                          ========   =========   ========

Noncash Investing and Financing Activities:
     Fees in connection with note  restructure .......................    $     --   $    (953)  $     --
     Equipment acquired as capital lease .............................       4,891          --         --
     Note issued in connection with note restructure .................          --      55,388         --
     Note received in connection with fixed assets retired ...........       1,145          --         --
     Note retired in connection with note restructure ................          --     (30,400)        --
     Payable to affiliates retired in connection with note restructure          --     (24,035)        --
     Note to affiliates extinguished for common stock issued .........      39,423          --         --
     Note issued in connection with acquisition of business ..........          --      17,500      1,000
     Construction in progress costs incurred but not paid ............         397       2,320        763
                                                                          --------   ---------   --------

       Total noncash transactions ....................................    $ 45,856   $  19,820   $  1,763
                                                                          ========   =========   ========

           The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

Lines of business

     Smart & Final Inc. (the "Company") is a Delaware corporation and at fiscal year end 1999 was a 57.3 percent owned subsidiary of Casino USA, Inc. (the "Parent" or "Casino USA"), a California corporation. Prior to November 1998, Casino Realty, Inc. ("Casino Realty"), a wholly owned subsidiary of Casino USA, owned a portion of the 57.3 percent now owned by the Parent. On November 2, 1998, Casino Realty, Inc. was dissolved and its remaining assets were transferred to the Parent. The Company's principal subsidiary is Smart & Final Stores Corporation, a California corporation, which operates a Cash & Carry division (collectively, "Smart & Final"). The Company owns American Foodservice Distributors ("AFD"), a holding company, which owns 100% of Port Stockton Food Distributors, Inc. ("Port Stockton"), and 100% of Henry Lee Company ("Henry Lee"). In late 1997, AFD acquired the assets of Orlando Foodservice, Inc. and Capricorn Foods of Central Florida, Inc. (collectively "Orlando Foodservice") and the assets of Southern Foods. The Company is engaged in the business of distributing food and related non-food items through wholesale outlets under the trade names "Smart & Final" and "United Grocers Cash & Carry" ("Cash & Carry") and by delivery, under the trade names "Smart & Final Foodservice Distributors", formerly "Port Stockton", and "Henry Lee."

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. The Company's 50 percent owned subsidiary in Mexico, Smart & Final Del Noroeste S.A. de C.V., which commenced store operations in December 1993, is accounted for by the equity method of accounting. The foreign currency translation loss resulted from the translation of the foreign affiliate's functional currency balance sheet into U.S. dollars for all periods prior to January 1997 and is reflected in stockholders' equity. Beginning in fiscal year 1997, in accordance with generally accepted accounting principles, the functional currency has been the U.S. dollar. As such, changes in foreign currency exchange rates are included in results of operations.

     All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to the fiscal year 1999 presentation.

Fiscal years

     The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1999 included 52 weeks, fiscal year 1998 included 52 weeks and fiscal year 1997 included 53 weeks. Fiscal years 1999, 1998 and 1997 ended on January 2, 2000, January 3, 1999 and January 4, 1998, respectively. Each of the Company's fiscal years consists of twelve-week periods in the first, second, and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. The fourth quarter of a 53 week year consists of thirteen weeks.

                              SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

     Also included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $789,000 and $939,000 as of fiscal year end 1999 and 1998, respectively. These costs are amortized over the remaining lease term of the site with which they are associated.

                              SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Other assets

     Other assets include municipal bonds aggregating $5,430,000 at each fiscal year end 1999 and 1998, which secure the Company's workers' compensation reserves. The fair value of the municipal bonds, estimated based on quoted market prices for similar investments, approximate their carrying amounts. These municipal bonds have varying maturity dates ranging from 2006 through 2019.

     Other assets included debt issuance costs of $3,486,000 and $6,238,000 at year end 1999 and 1998, respectively relating to fees paid in connection with the debt restructuring. These costs are being amortized over the term of the related debt.

     Capitalized software costs, net of amortization, of $5,844,000 and $6,452,000 are included in other assets at fiscal year end 1999 and 1998, respectively. These costs include third party purchased software costs, direct labor associated with internally developed software, and installation costs. Amortization is being recognized over a three to five year period using the straight-line method, and reflects the period over which the benefits of the software are fully realizable and enhance the operations of the business.

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

Significant accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Management has made significant estimates in the determination of the reserve for workers' compensation expense. These reserves totaled $6,383,000 and $5,779,000 at fiscal year end 1999 and 1998, respectively. The estimate is sensitive to change based upon certain factors including healthcare costs, the Company's experience rate and severity of claims filed. The Company maintains a stop-loss limit of $300,000 per claim.

Revenue Recognition

     Revenue is recognized at the point of sale for store sales and at the time of shipment for foodservice sales.

                              SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

2.   Acquisition of Businesses

     On May 15, 1998, the Company acquired the Cash & Carry operating business of United Grocers, Inc. which included 39 stores operating primarily in the Pacific Northwest. The purchase price consisted of $42.5 million in cash, plus a $17.5 million five-year unsecured note. The cash payment was financed by a bridge loan from the Company's major commercial bank. The results of store operations for fiscal year 1998 include the results of operations of the acquired Cash & Carry stores since May 15, 1998. The acquisition has been accounted for using the purchase method of accounting. The excess of the aggregate purchase price over the fair market values of the net assets acquired, of $38.2 million, has been reflected in the balance sheet as "goodwill" and is amortized over forty years.

     In January 1998, AFD purchased the remaining 10% of the stock of Henry Lee for $1.9 million. On September 26, 1997, AFD acquired the net assets of two Florida foodservice distributors, Orlando Foodservice Inc. and Capricorn Foods of Central Florida, Inc. for a total purchase price of $1.3 million cash and a $0.5 million note. On September 29, 1997, AFD acquired the net assets of Southern Foods, a foodservice distributor, for $5.0 million in cash. On May 30, 1997, Smart & Final Foodservice purchased the assets of the Davis Lay, a produce distributor, for $5.0 million cash and a $0.5 million note.

     The Company recorded these acquisitions using the purchase method of accounting. The total assets acquired from these acquisitions and the results of operations at the dates of the asset acquisitions are immaterial relative to the Company's consolidated financial statements.

                              SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

3.   Long-Term Debt

Revolving Loan

     Effective November 13, 1998, the Company entered into Senior Secured Credit Facilities totaling $240 million with a group of banks. The Senior Secured Credit Facilities include a $150 million Revolving Credit Facility ("Revolving Loan") and a $90 million Secured Lease Facility ("Secured Lease Facility"). These facilities expire on November 13, 2001. At the Company's option, the Revolving Loan can be used to support up to $10 million of commercial letters of credit. The Revolving Loan replaced the Company's $65 million Bridge Loan, its $50 million unsecured long-term revolving line of credit, and its $50 million short-term unsecured line of credit. The Secured Lease Facility replaced the Company's three $30 million lease facilities. Borrowings under the Senior Secured Credit Facilities are collateralized by a security interest in the Company's receivables, inventory and fixed assets. Interest for these facilities is at LIBOR, or the Administrative Agent's reference rate, plus designated amounts. No principal repayments are due prior to the final maturity. However, under certain conditions, pay-downs toward the facilities are treated as permanent reductions to the amount available. As of January 2, 2000, the total amount available under the Revolving Loan was $129 million reflecting $21 million of permanent pay-downs during the year. At fiscal year end 1999, $117.5 million was outstanding under the Revolving Loan. As of January 2, 2000, the LIBOR rate was 6.13%.

     These facilities require the Company to maintain certain financial ratios. The Company was not in compliance with these covenants at year-end 1998 and as such, the borrowing under the Revolving Loan was reclassified to current liabilities as of January 3, 1999. After the completion of its common stock offering during second quarter 1999, the Company's overall debt was reduced, including the pay-down of $19.0 million on the Revolving Loan and a reduction of $39.4 million on the Casino Loan. As of January 2, 2000, the Company was in compliance with the covenants and provisions of the Senior Secured Credit Facilities, as amended.

Casino Loan

     On November 13, 1998, the Company entered into a $55.4 million Loan Agreement ("Casino Loan") with Casino USA. The Casino Loan replaced the Company's two unsecured promissory notes that were issued in conjunction with the 1996 acquisition of real property from Casino USA and Casino Realty that had an outstanding balance of $30.4 million. It also replaced all then outstanding advances made to the Company from Casino USA. Interest for this loan was at LIBOR plus 4.50%. The Casino Loan matures on February 15, 2002.

     During the second quarter of 1999, $39.4 million of the Casino Loan was exchanged as consideration for shares subscribed by Casino USA in conjunction with the Company's common stock offering. The Company subsequently issued an addendum to the Casino Loan to reduce the loan principal from $55.4 million to $16.0 million and the interest rate from LIBOR plus 4.5%, to the sum of the rate under Revolving Loan plus 25 basis points. The Casino

                              SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Loan requires that the Company maintain certain financial ratios. As of the end of fiscal year 1999, the Company was in compliance with these covenants, as amended.

Other Long-Term Debt

     The Company has guaranteed $697,000 of Smart & Final Del Noroeste S.A. de C.V. debt under a Standby Letter of Credit.

     In connection with the acquisition of the Cash & Carry operating business of United Grocers, Inc., the Company issued a $17.5 million five-year unsecured note. At January 2, 2000, the outstanding balance was $15.0 million. This note is payable in four remaining annual installments of $2.5 million in each of 2000 and 2001 followed by installments of $5.0 million in 2002 and 2003. This note bears interest at 6.5%. Accrued interest is payable quarterly. Other unsecured notes payable of $520,000 and $3,834,000 at fiscal year end 1999 and 1998, respectively, bear interest at various rates ranging from 6.5% to 8.0%.

Interest

     Interest paid on these notes and bank lines of credit aggregated $20,119,000, $10,042,000, and $7,416,000 for the fiscal years ended 1999, 1998 and 1997, respectively. The weighted average interest rate for the Company's variable rate debt for 1999 was 10.83%.

     Aggregate future principal payments are as follows:

           Fiscal Year:
            2000.....................................  $   2,655,000
            2001.....................................    120,327,000
            2002.....................................     21,000,000
            2003.....................................      5,003,000
                                                       -------------
                                                       $ 148,985,000
                                                       =============

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

                              SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


4.   Lease Obligations

     As of fiscal year end 1999, the Company leased 130 store properties directly from third party lessors, with an average remaining lease term of ten years. The Company leased 14 store properties, at year-end, under its Secured Lease Facility. In addition, the Company has eight stores on real property that is ground leased from third party lessors.

     On November 13, 1998, the Company entered into a Secured Lease Facility as mentioned in Long-Term Debt. The Secured Lease Facility provided for the lease of a distribution center for Smart & Final Foodservice and for store expansion and distribution facilities in California and Florida. During fiscal years 1999 and 1998, the Company leased assets valued at approximately $82.9 million and $71.2 million, respectively, under this facility. The related minimum lease obligation is included in the table below, in accordance with its original expiration date.

     AFD's Miami dry and refrigerated warehouse is leased from the former owners of Henry Lee. The lease contains terms and rates considered equivalent to those available from unrelated third party lessors. The Company guarantees $1,406,000 of obligations of the former owners of Henry Lee. These obligations are related to properties leased by Henry Lee.

     Lease expense for operating leases included in the accompanying financial statements were $34,104,000 for 1999, $32,248,000 for 1998 and $23,819,000 for
1997.  All lease expenses were paid to the third party lessors.

     Aggregate minimum future lease payments for real property, as well as equipment and other property at fiscal year end 1999 are as follows:


       Fiscal Year:                                   Operating Leases     Capital Leases
                                                      ----------------     --------------
           2000...................................... $     36,271,000     $    2,625,000
           2001......................................      118,002,000          2,675,000
           2002......................................       24,614,000          2,656,000
           2003......................................       23,283,000          2,446,000
           2004......................................       21,934,000          2,221,000
           Subsequent to 2004........................      149,032,000          5,012,000
                                                      ----------------     --------------
       Future minimum lease payments                  $    373,136,000         17,635,000
                                                      ================
       Less amount representing interest.................................       5,222,000
                                                                           --------------
       Present value of future lease payments............................  $   12,413,000
                                                                           ==============

     Capital lease obligations vary in amount with interest rates ranging from 7.50% to 12.00%. Interest paid relating to capital leases aggregated $849,000, $882,000 and $763,000 for fiscal years ended 1999, 1998 and 1997, respectively.

                              SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

5.   Retirement Plans

Defined benefit plans

     The Company has a noncontributory pension plan covering substantially all full time employees, except for those employees of AFD. The Company funds this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets are held by the Trustee, and consist of a diversified portfolio of fixed-income investments and equity securities, including U.S. Government instruments, corporate bonds, money market funds and common stock.

     Effective January 1, 1998 the Company adopted a noncontributory supplemental executive retirement plan ("SERP") which provides supplemental income payments for certain Company officers in retirement. The Company has invested in corporate owned life insurance policies as a portion of the funding for these benefits. The cash surrender value of these policies amounted to $3,248,000 and $1,682,000 at year end 1999 and 1998, respectively and are included in other assets in the accompanying consolidated balance sheets.

     The following tables set forth the changes in benefit obligation and plan assets of these plans for 1999 and 1998:

                                                                     1999                  1998
                                                                -------------         -------------
 Change in Benefit Obligation
    Benefit obligation at beginning of year                     $  42,829,000         $  37,079,000
    Service cost                                                    2,227,000             1,829,000
    Interest cost                                                   2,921,000             2,759,000
    Actuarial (gain) loss                                          (6,803,000)            3,132,000
    Benefits paid                                                  (3,253,000)           (1,970,000)
                                                                -------------         -------------
    Benefit obligation at end of year                              37,921,000            42,829,000
                                                                -------------         -------------

 Change in Plan Assets
    Fair value of plan assets at
     beginning of year                                             35,173,000            29,299,000
    Actual return on plan assets                                    6,483,000             5,160,000
    Employer contribution                                           1,264,000             2,684,000
    Benefits paid                                                  (3,253,000)           (1,970,000)
                                                                -------------         -------------
    Fair value of plan assets at end of year                       39,667,000            35,173,000
                                                                -------------         -------------

    Funded Status                                                   1,746,000            (7,656,000)
    Unrecognized prior service cost                                 3,267,000             3,509,000
    Unrecognized net transition obligation                            392,000               489,000
    Unrecognized actuarial loss                                    (8,441,000)            1,874,000
                                                                -------------         -------------
      Accrued benefit cost                                      $  (3,036,000)        $  (1,784,000)
                                                                =============         =============

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    Amounts recognized in the statement of financial position at year end 1999 and 1998 consist of:
                                      1999                        1998
                                   -----------                 -----------
    Accrued benefit cost           $(3,036,000)                $(1,784,000)
    Additional minimum liability      (368,000)                        -
    Intangible asset                   368,000                         -
                                   -----------                 -----------
      Net amount recognized        $(3,036,000)                $(1,784,000)
                                   ===========                 ===========

    The weighted average assumptions used in accounting for these plans at year-end 1999 and 1998 were as follows:

                                                        1999        1998
                                                    -----------  -----------
  Discount rate                                           8.00%        6.75%
  Rate of increase in compensation levels                 4.50%        4.00%
  Expected long-term rate of return on plan assets        9.00%        9.00%

    The net periodic benefit cost for fiscal years 1999, 1998, and 1997 includes the following components:

                                         1999          1998          1997
                                      -----------   -----------   -----------

Service cost component                $ 2,227,000   $ 1,829,000   $ 1,285,000
Interest cost component                 2,921,000     2,759,000     2,362,000
Expected return on plan assets         (3,173,000)   (2,685,000)   (2,163,000)
Amortization of prior service cost        348,000       335,000       214,000
Amortization of transition obligation      97,000        98,000        98,000
                                      -----------   -----------   -----------
   Net expense                        $ 2,420,000   $ 2,336,000   $ 1,796,000
                                      ===========   ===========   ===========

    The Company contributes to a multi-employer pension plan administered by a trustee on behalf of its 100 union employees. Contributions to this plan are based upon negotiated labor contracts. Information relating to benefit obligations and fund assets as they may be allocable to the Company at January 2, 2000 is not available. Pension expense for this plan was $400,000 and $330,000 for 1999 and 1998, respectively.

Defined contribution plans

    The Company offers all qualified full time employees participation in defined contribution plans ("the 401(k) Savings Plans") which are qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan covers all employees of Smart & Final Stores Corporation and related entities which includes the Cash & Carry division employees. This 401(k) Savings Plan allows participants to contribute for fiscal year 1999 up to 15% of their compensation or $10,000, whichever is lower. The Company automatically matches 25% of each dollar contributed up to 6% of the participant's eligible compensation. Additionally, the Company may at its discretion match up to an additional 75% of each dollar contributed up to 6% of the participants' eligible

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

compensation if the Company exceeds certain financial and profitability goals. The Company provided no additional match in 1999, 1998 or 1997. The Company has provided $785,000, $708,000, and $713,000 for contributions to this 401(k) Savings Plan for fiscal years 1999, 1998, and 1997, respectively.

     The Company also maintains 401(k) Savings Plans for its Smart & Final Foodservice and Henry Lee subsidiaries. For 1999, these plans allowed participants to contribute up to 15% of their compensation or $10,000, whichever was lower. Under these plans, the Company automatically matches 50% of each dollar contributed up to 6% of the participant's eligible compensation. In 2000, the Smart & Final Foodservice plan provides that the Company will automatically match 75% of each dollar contributed up to 6% of the participant's compensation. The amounts contributed to these plans were $752,000, $549,000 and $569,000 for 1999, 1998 and 1997, respectively.

Deferred compensation plan

     Effective January 1, 1995, the Company adopted a nonqualified deferred compensation program, which permits key employees and members of the Board of Directors to annually elect individually to defer up to 100% of their current year compensation until retirement. The retirement benefit to be provided is a function of the amount of compensation deferred. The Company has invested in corporate owned life insurance policies with death benefits aggregating to $28,143,000, and $21,015,000 as of fiscal year end 1999 and 1998, respectively. The cash surrender value of these policies amount to $4,266,000 and $3,160,000 as of fiscal year end 1999 and 1998, respectively and are included in other assets in the accompanying consolidated balance sheets. The Company anticipates that this plan will have no material financial impact to the consolidated financial statements.

6.   Postretirement and Postemployment Benefit Obligations

     The Company provides certain health care benefits for retired employees. Substantially all of the Company's full time employees may become eligible for those benefits if they reach retirement age while still working for the Company. Benefits are limited to the lesser of actual cost for the medical coverage selected or a defined dollar benefit based on years of service. In addition, on a postemployment basis, the Company provides certain disability-related benefits to its employees.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     All plans are defined benefit plans and the reconciliation of benefit obligation and plan assets for 1999 and 1998 are aggregated as follows:

                                                  1999           1998
                                              -------------  -------------
   Change in Benefit Obligation
   Benefit obligation at beginning of year    $ 11,042,000   $ 10,365,000
   Service cost                                    262,000        236,000
   Interest cost                                   703,000        705,000
   Actuarial (gain) loss                        (1,693,000)       286,000
   Benefits paid                                  (409,000)      (550,000)
                                              ------------   ------------
     Benefit obligation at end of year           9,905,000     11,042,000
                                              ------------   ------------

   Funded Status                                (9,905,000)   (11,042,000)
   Unrecognized actuarial loss                  (5,524,000)    (4,142,000)
                                              ------------   ------------
      Accrued benefit cost                    $(15,429,000)  $(15,184,000)
                                              ============   ============

     The weighted average discount rate used in accounting for these plans at year-end 1999 and 1998 was 8.00% and 6.75%, respectively.

     The accumulated postretirement benefit obligation is reflected on the fiscal year end 1999 balance sheet as a current liability of $0.5 million and a long-term portion of $14.9 million. For measurement purposes, a 10.0% and 10.5% annual rate of increase in the per capita cost of covered claims was assumed for 1999 and 1998, respectively. The rate is assumed to decrease by 0.5% per year until an ultimate rate of 6% is reached and remains at that level thereafter.

     The expense for postretirement benefits for fiscal years 1999, 1998 and 1997 includes the following components:

                                            1999        1998        1997
                                         ----------  ----------  ----------
     Service cost component              $262,000    $236,000    $234,000
     Interest cost component              703,000     705,000     685,000
     Amortization of loss                (241,000)   (266,000)   (282,000)
                                         ----------  ----------  ----------
      Net postretirement benefit expense $724,000    $675,000    $637,000
                                         ==========  ==========  ==========

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     The Company offers a defined dollar benefit plan providing a maximum fixed dollar amount of coverage which does not increase with medical inflation. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                              1-Percentage-     1-Percentage-
                                              Point Increase    Point Decrease
                                              --------------    --------------
   Effect on total of service and interest
      cost components of net periodic expense     $   36,000        $  (40,000)
   Effect on accumulated postretirement
      benefit obligation                             380,000          (405,000)

7.    Income Taxes

      A reconciliation between the federal statutory income tax rate and the Company's effective tax rate consists of the following:

                                                                             1999          1998         1997
                                                                          -----------  ------------  -----------
     Income tax at federal statutory rate                                 $2,252,000   $(4,132,000)  $2,735,000
     State income taxes, net of federal tax benefit                          386,000      (709,000)     448,000
     Revitalization zone credit                                                    -             -     (884,000)
     Other                                                                  (159,000)      444,000     (359,000)
                                                                          ----------   -----------   ----------
Income taxes                                                              $2,479,000   $(4,397,000)  $1,940,000
                                                                          ==========   ===========   ==========

       The Company's provision for income taxes consists of the following:

                          1999          1998         1997
                       ----------   -----------   ----------
   Current
    Federal            $1,256,000   $(1,535,000)  $3,520,000
    State                 262,000       919,000     (780,000)
                       ----------   -----------   ----------
                        1,518,000      (616,000)   2,740,000
   Deferred
    Federal               961,000    (3,781,000)    (800,000)
                       ----------   -----------   ----------

   Income taxes        $2,479,000   $(4,397,000)  $1,940,000
                       ==========   ===========   ==========

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset consist of the following:

                                                       1999          1998
                                                   ------------  ------------
     Property, plant and equipment depreciation
       differences                                 $(6,290,000)  $(5,716,000)
     Employee benefits including postretirement
       and postemployment reserves                  11,508,000    10,360,000
     Operating reserves and accruals                10,194,000    11,097,000
     Other                                             156,000       788,000
                                                   -----------   -----------
       Net deferred tax asset                      $15,568,000   $16,529,000
                                                   ===========   ===========

     The deferred tax asset is reflected on the fiscal year end 1999 balance sheet as a current asset of $10.9 million and a long-term portion of $4.7 million.

     As of January 2, 2000, the Company had approximately $40 million of state net operating loss carryforwards which expire through 2020.

     A tax benefit of $183,000 associated with the Company's stock option plan has been credited to additional paid-in capital in 1998.

     The Company and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company has made tax sharing payments to, or received benefits from, Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items. Tax sharing benefits received by the Company from Casino USA were $598,000 and $742,000 in 1999 and 1998, respectively. Tax sharing payments made by the Company to Casino USA were $2,213,000 in 1997. Taxes paid for states other than California were $65,000, $37,000 and $140,000 in 1999, 1998 and 1997, respectively. Federal income taxes paid during 1999, 1998, and 1997 were $400,000, $250,000, and $11,575,000, respectively .

8.  Related Party Transactions

Intercompany services

     The Company performs various services for Casino USA. Prior to its dissolution in 1998, the Company also provided services to Casino Realty.
These services include various administrative functions including accounting, human resources, and systems development work, the cost of which has been charged to the benefited affiliated company. These charges amounted to $261,000, $285,000, and $300,000 for the fiscal years 1999, 1998, and 1997, respectively. It is anticipated that the Company will continue to provide these administrative services to its affiliates at its estimated cost.

     Charges among affiliates result from an undertaking to provide the respective service in the most cost-effective manner, taking advantage of each entity's internal administrative structure. Management believes that the allocation method is reasonable. Intercompany charges for each period are settled in the following period.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Intercompany interest charges

     Intercompany interest charges from affiliates were $4,000, $1,064,000 and $563,000 during 1999, 1998, and 1997, respectively. These charges relate to intercompany advances from affiliates.

     In November 1998, the Casino Loan replaced the outstanding advances with affiliates of $23,734,000; therefore, only minimal intercompany interest was charged from affiliates during 1999. The outstanding advance as of fiscal year end 1997 was $21,001,000.

Other related party transactions

     Pursuant to a contractual employment agreement, the Company's Chief Executive Officer borrowed $273,149 from the Company by a note dated July 23, 1999. This unsecured note bears interest at 4.84% per year payable annually each July 31. The note is due December 31, 2001.

     During 1997, the Company's former President and Chief Executive Officer borrowed $29,965 from the Company by a note dated October 22, 1997. The note is secured by his deferred compensation account. The note bears interest at 8.50% per year and the entire balance and accrued interest on the note is due on October 21, 2002.

9.  Employment/Consulting Agreements

     On December 1, 1998, the Company announced the retirement in January, 1999 of its Chairman and Chief Executive Officer and the appointment of his replacement. Until his retirement, the former Chairman and CEO was compensated pursuant to an employment agreement which terminated upon his retirement. The Company has a consulting arrangement with its now former Chairman that provides for his services for a ten-year period expiring in 2004. Other employment agreements were also in effect during 1999. These agreements contain provisions for base salary and bonuses, and expire during fiscal year 2000, 2001, 2002 and 2003. Annual payments under these agreements were approximately $2,163,000 in 1999 and will total approximately $2,047,000 in fiscal 2000.

     Most employment agreements contain provisions in the event of a change in control whereby the employees are entitled to lump sum cash payments and bonuses and certain other benefits.

     The Company has a consulting agreement with the former President of Henry Lee, which expires at the end of 2000. Payments under this agreement were approximately $50,000 in 1999 and will total approximately $50,000 in 2000.

     The Company has severance agreements with certain former employees. These severance

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

agreements provide for cash payments and continuation of certain Company benefits which may include health insurance and stock options. Annual cash payments under these agreements were approximately $1,527,000 in fiscal 1999 and will total approximately $1,488,000 in fiscal 2000.

10. Common Stock

     During the second quarter of 1999, the Company completed its equity offering pursuant to its Registration Statement on Form S-3. The Company issued 6,486,406 shares of common stock at a fixed subscription price of $9.25 per share. In addition, 10,000 shares were issued to the Company's Parent as a fee for acting as a standby purchaser. The offering increased stockholders' equity approximately $57.9 million after expenses of the offering.

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

     Pursuant to an agreement dated March 7, 1989, ("Agreement"), the Company's former Chairman was obligated to purchase 100,000 common shares by 1999. The agreement, as amended at December 29, 1996, included a fixed purchase price of $8.90 per share. On April 22, 1999, the Company's former Chairman fulfilled his obligation by purchasing the 100,000 common shares.

     During 1997, the Company adopted and thereafter amended in 1999, a Long-Term Equity Compensation Plan, under which 2,470,000 shares of common stock are available for award as stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. During fiscal year 1999 and 1998, the Company issued 50,000 shares and 4,600 shares, respectively of restricted stock under this plan. Compensation expense is computed based on the market price on the grant date. Compensation expense associated with the restricted stock was $538,000 and $167,000 in fiscal years 1999 and 1998, respectively.

11. Stock Options

     In addition to options available under the Long-Term Equity Compensation Plan, the Company has a Stock Incentive Plan. During 1997, the Stock Incentive Plan was amended to increase the maximum amount of shares for which options may be granted to 2,450,000 shares from 2,250,000 shares of the Company's common stock. Option prices under both plans may be established by the compensation committee of the Board of Directors at no less than 85% of the fair market value of the common stock at the time the option is granted. Options for officers and directors granted at the time of the Company's initial public offering were granted at 85% of fair market value. Options for directors elected subsequent to the Company's initial public offering and options granted to officers and management have been granted at fair market value at the

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

time of grant. Options granted prior to 1999 under these plans vest over a four-year period. Options granted in 1999, generally vest over a five-year period for management and a three-year period for directors. All options may be exercised for up to ten years from the date of grant.

     A summary of changes in the shares under option follows:

                                                                    Weighted
                                                        Shares    Average Price
                                                      ---------   -------------
     Shares under option at fiscal year end 1996      1,997,227   $       14.19
                                                      ---------   -------------
     Fiscal year 1997:
        Options granted                                 499,057   $       21.33
        Options exercised                              (405,131)          12.68
        Options canceled                                (54,309)          16.79
                                                      ---------
        Shares under option at fiscal year end 1997   2,036,844           16.17
                                                      ---------   -------------
        Shares exercisable at fiscal year end 1997      964,616           13.33
     Fiscal year 1998:
        Options granted                                 809,750   $       15.69
        Options exercised                               (92,967)          13.60
        Options canceled                               (280,200)          18.06
                                                      ---------
        Shares under option at fiscal year end 1998   2,473,427           15.90
                                                      ---------   -------------
        Shares exercisable at fiscal year end 1998    1,292,017           14.07
     Fiscal year 1999:
        Options granted                               1,258,905   $        9.27
        Options exercised                                    -               -
        Options canceled                               (430,642)          15.50
                                                      ---------
       Shares under option at fiscal year end 1999    3,301,690           13.42
                                                      ---------   -------------
       Shares exercisable at fiscal year end 1999     1,546,978           14.79

     Stock options outstanding at January 2, 2000 are as follows:

                             Number        Weighted Average        Weighted
Range of                   Outstanding        Remaining             Average
Exercise Prices            as of 1/2/00    Contractual Life     Exercise Price
--------------------------------------------------------------------------------
$6.3750 -  $8.8750           72,900             9.83               $ 6.6871
$9.2500                     890,295             9.33                 9.2500
$9.3750 - $10.7700          613,350             5.07                10.4243
$12.1250 - $13.8750          88,631             7.96                12.3869
$14.0000                    465,763             4.11                14.0000
$14.5000 - $17.5000         268,766             5.03                15.9392
$17.6250                    405,400             8.13                17.6250
$17.8750 - $22.1250         421,667             6.99                19.9666
$22.6250 - $23.0000          53,334             7.49                22.9475
$23.6250                     21,584             6.69                23.6250
--------------------------------------------------------------------------------

$ 6.3750 - $23.6250       3,301,690             6.93               $13.4226

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     Stock options exercisable as of January 2, 2000 are as follows:

Range of                          Number                  Weighted Average
Exercise Prices                 Exercisable                 Exercise Price
--------------------------------------------------------------------------------
$9.2500                           66,667                    $ 9.2500
$9.3750 - $10.7700               321,150                     10.7700
$12.1250 - $13.8750               23,531                     13.1116
$14.0000                         465,763                     14.0000
$14.5000 - $17.5000              268,766                     15.9392
$17.6250                         200,000                     17.6250
$17.8750 - $22.1250              165,621                     20.1307
$22.6250 - $23.0000               21,041                     22.9707
$23.6250                          14,439                     23.6250
--------------------------------------------------------------------------------

$ 9.2500 - $23.6250            1,546,978                    $14.7850


     Common stock shares available for future grant under the Stock Incentive Plan at fiscal year end 1999, 1998 and 1997 were 279,129, 118,398 and 86,904, respectively. Shares of common stock available for future award under the Long-Term Equity Compensation Plan at fiscal year end 1999 and 1998 were 529,705 and 308,700, respectively.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           1999         1998         1997
                                        -----------  -----------  -----------
     Dividend yield                              0%         1.1%         1.0%
     Expected volatility                        35%          32%          24%
     Risk-free interest rates                  6.4%         4.7%         5.7%
     Weighted average expected lives
       Executives                        4.94 years   4.96 years   5.06 years
       Non executives                    4.55 years   4.55 years   4.53 years
     Weighted-average fair value of
       options granted                        $3.60        $4.79        $6.04

     The Company accounts for options under these plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Had compensation costs for these plans been determined under SFAS No. 123, "Accounting For Stock-Based Compensation," pro forma net income (loss) and earnings (loss) per share would have been $3,517,000 and $0.13, respectively for fiscal year 1999; $(9,905,000) and $(0.44), respectively for fiscal year 1998; and $6,016,000 and $0.26, respectively for fiscal year 1997.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     The impact of applying SFAS No. 123 in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123 does not apply to awards granted prior to 1995. The Company anticipates making additional stock-based compensation awards in the future.

12. Earnings per Common Share

     Earnings per common share is computed on the basis of the weighted average number of shares of common stock outstanding each year. Common stock equivalents relate to the employee stock options and a stock purchase agreement.

     Earnings per common share computation:

                                                                    1999          1998         1997
                                                                 -----------  ------------  -----------
Numerator:
  Net Income (Loss)                                              $ 4,726,000  $(8,659,000)  $ 6,636,000
                                                                 ===========  ===========   ===========

Denominator:
  Weighted average common shares
      outstanding                                                 26,282,704   22,474,048    22,158,673
                                                                 ===========  ===========   ===========

Earnings (loss) per common share                                 $      0.18  $     (0.39)  $      0.30
                                                                 ===========  ===========   ===========

     Earning per common share, assuming dilution computation:

                                                                     1999         1998          1997
                                                                 -----------  -----------   -----------
Numerator:
  Net Income (Loss)                                              $ 4,726,000  $(8,659,000)  $ 6,636,000
                                                                 ===========  ===========   ===========

Denominator:
  Weighted average common shares
     outstanding                                                  26,282,704   22,474,048    22,158,673
  Dilutive effect of stock options
     outstanding                                                      38,772      121,657       594,660
                                                                 -----------  -----------   -----------
  Weighted average common shares,
     assuming dilution                                            26,321,476   22,595,705    22,753,333
                                                                 ===========  ===========   ===========

Earnings (loss) per common share,
  assuming dilution                                              $      0.18  $     (0.38)  $      0.29
                                                                 ===========  ===========   ===========

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

13. Segment Reporting

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

     The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

For fiscal year 1999:
                                                         Corporate
                                 Stores    Foodservice    Expense      Total
                               ----------  ------------  ----------  ----------
Revenues from external
  customers                    $1,381,989     $411,153    $      -   $1,793,142
Intercompany real estate
  charge (income)                  13,745            -     (13,745)           -
Interest income                         -            -       1,004        1,004
Interest expense                        -            -      19,001       19,001
Depreciation and
  amortization                     22,745        5,323       3,248       31,316
Pre-tax income (loss)              31,882       (7,491)    (17,768)       6,623
Equity in net income of
  unconsolidated subsidiaries           -            -         748          748
Income taxes                            -            -       2,479        2,479
Extraordinary items, net of taxes       -            -         166          166

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


For fiscal year 1998:
                                                           Corporate
                                  Stores     Foodservice    Expense       Total
                                -----------  ------------  ----------  -----------
Revenues from external
 customers                       $1,205,618     $456,011    $      -   $1,661,629
Intercompany real estate
 charge (income)                     13,801            -     (13,801)           -
Interest income                           -            -         448          448
Interest expense                          -            -      13,752       13,752
Depreciation and
 amortization                        20,353        6,044       2,956       29,353
Pre-tax income (loss)                23,148      (18,057)    (17,244)     (12,153)
Equity in net income of
 unconsolidated subsidiaries              -            -         187          187
Income taxes (benefit)                    -            -      (4,397)      (4,397)
Accounting change, net of taxes           -            -       1,090        1,090


For fiscal year 1997:

                                                           Corporate
                                   Stores    Foodservice    Expense      Total
                                 ----------  -----------   ---------   ----------
Revenues from external
 customers                       $1,048,966     $404,054    $      -   $1,453,020
Intercompany real estate
 charge (income)                     13,976            -     (13,976)           -
Interest income                           -            -         715          715
Interest expense                          -            -       8,832        8,832
Depreciation and
 amortization                        17,911        4,442       3,408       25,761
Pre-tax income (loss)                21,880       (8,596)     (5,471)       7,813
Equity in net income of
 unconsolidated subsidiaries              -            -         200          200
Income taxes                              -            -       1,940        1,940

     The only foreign operation is the joint venture in Mexico, which is reported on the equity basis of accounting.

14.  Advertising Expense

     The Company expenses the costs of advertising as incurred. Total advertising expense was $15.4 million, $15.4 million and $14.2 million in 1999, 1998 and 1997, respectively.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
15. Legal Actions

     The Company has been named as defendant in various legal actions in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in a material effect on the Company's financial position or results of operations.

16. Special Charge

     During the fourth quarter of 1997, the Company decided to close two Florida stores, replace certain distribution software systems, and reorganize the Company. An $8.9 million provision was recorded to write down related store assets and computer software to estimated realizable values and to accrue for related lease and severance obligations. As of January 2, 2000 and January 3, 1999, this reserve had a balance of $2.0 million and $3.6 million, respectively. Of the total $6.9 million of costs and payments recorded against the reserve, $4.9 million represents asset write-downs and lease obligations of closed stores and $2.0 million represents severance and other related expenses.

                              Smart & Final Inc.
                  Summary of Quarterly Results of Operations
                   (in thousands, except per share amounts)

                                                                                        Fiscal year 1999 (A)
                                                            ------------------------------------------------------------------------
                                                                First           Second          Third         Fourth
                                                               Quarter         Quarter         Quarter       Quarter       Total
                                                                 12               12             16             12           52
                                                                Weeks           Weeks           Weeks         Weeks        Weeks
                                                            ------------    ------------    ------------  ------------  ------------
                                                             (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
Income Statement Data:
  Sales .................................................   $    398,337    $    418,608    $   555,890   $   420,307   $ 1,793,142
  Cost of sales, buying and occupancy ...................        348,259         365,391        482,483       362,649     1,558,782
                                                            ------------    ------------    -----------   -----------   -----------
  Gross margin ..........................................         50,078          53,217         73,407        57,658       234,360
  Operating and administrative expenses .................         46,102          45,880         65,931        51,827       209,740
                                                            ------------    ------------    -----------   -----------   -----------
  Income from operations ................................          3,976           7,337          7,476         5,831        24,620
  Interest expense, net .................................          5,081           5,027          4,510         3,379        17,997
                                                            ------------    ------------    -----------   -----------   -----------
Income (loss) before income taxes and cumulative
   effect of accounting change ..........................         (1,105)          2,310          2,966         2,452         6,623
  Income taxes ..........................................           (419)            893          1,089           916         2,479
                                                            ------------    ------------    -----------   -----------   -----------
  Income (loss) from consolidated subsidiaries ..........           (686)          1,417          1,877         1,536         4,144
  Equity earnings in unconsolidated subsidiary ..........            212              71            343           122           748
                                                            ------------    ------------    -----------   -----------   -----------

  Income (loss) before cumulative effect of
   accounting change ....................................           (474)          1,488          2,220         1,658         4,892
  Extraordinary loss on extinguishment of debt,
   net of tax effect of $147 ............................             --             166             --            --           166
                                                            ------------    ------------    -----------   -----------   -----------

  Net Income (loss) .....................................   $       (474)   $      1,322    $     2,220   $     1,658   $     4,726
                                                            ============    ============    ===========   ===========   ===========

  Earnings (loss) per common share:
     Earnings (loss) per common share before
       cumulative effect of accounting change ...........   $      (0.02)   $       0.06    $      0.08   $      0.06   $      0.19
     Extraordinary loss on extinguishment of debt per
       common share .....................................             --           (0.01)            --            --         (0.01)
                                                            ------------    ------------    -----------   -----------   -----------
  Earnings (loss) per common share ......................   $      (0.02)   $       0.05    $      0.08   $      0.06   $      0.18
                                                            ============    ============    ===========   ===========   ===========

  Weighted average common shares ........................     22,527,179      23,378,215     29,136,995    29,136,995    26,282,704
                                                            ============    ============    ===========   ===========   ===========

  Earnings (loss) per common share, assuming dilution:
     Earnings (loss) per common share, assuming dilution,
       before cumulative effect of accounting change ....   $      (0.02)           0.06    $      0.08   $      0.06   $      0.19
     Extraordinary loss on extinguishment of debt per
       common share .....................................             --           (0.01)            --            --         (0.01)
                                                            ------------    ------------    -----------   -----------   -----------
  Earnings (loss) per common share, assuming dilution ...   $      (0.02)   $       0.05    $      0.08   $      0.06   $      0.18
                                                            ============    ============    ===========   ===========   ===========

  Weighted average common shares and
        common share equivalents (B).....................     22,527,179      23,451,919     29,204,499    29,141,301    26,321,476
                                                            ============    ============    ===========   ===========   ===========


(A) 1999 fiscal year consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter.

(B) The weighted average shares includes the common stock equivalents related to employee stock options and a stock purchase agreement.

                                Smart & Final Inc
                   Summary of Quarterly Results of Operations
                    (in thousands, except per share amounts)

                                                                                         Fiscal year 1998 (A)
                                                               --------------------------------------------------------------------
                                                                   First        Second        Third       Fourth
                                                                  Quarter       Quarter      Quarter      Quarter          Total
                                                                    12            12           16            12             52
                                                                   Weeks         Weeks        Weeks       Weeks (C)        Weeks
                                                               ------------   -----------  -----------  ------------   ------------
                                                                (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
Income Statement Data:
       Sales ................................................. $    334,278   $   380,577  $   546,434  $    400,340   $  1,661,629
       Cost of sales, buying and occupancy ...................      294,538       332,697      473,566       355,140      1,455,941
                                                               ------------   -----------  -----------  ------------   ------------
       Gross margin ..........................................       39,740        47,880       72,868        45,200        205,688
       Operating and administrative expenses .................       39,418        43,458       59,619        62,042        204,537
                                                               ------------   -----------  -----------  ------------   ------------
       Income (loss) from operations .........................          322         4,422       13,249       (16,842)         1,151
       Interest expense, net .................................        2,128         2,438        4,044         4,694         13,304
                                                               ------------   -----------  -----------  ------------   ------------
       Income (loss) before income taxes and cumulative
        effect of accounting change ..........................       (1,806)        1,984        9,205       (21,536)       (12,153)
       Income taxes ..........................................         (780)          753        3,573        (7,943)        (4,397)
                                                               ------------   -----------  -----------  ------------   ------------
       Income (loss) from consolidated subsidiaries ..........       (1,026)        1,231        5,632       (13,593)        (7,756)
       Equity earnings in unconsolidated subsidiary ..........          130            57            3            (3)           187
                                                               ------------   -----------  -----------  ------------   ------------
       Income (loss) before cumulative effect of
        accounting change ....................................         (896)        1,288        5,635       (13,596)        (7,569)
       Cumulative effect of accounting change (start-up
        costs, net of tax effect of $758) ....................        1,090            --           --            --          1,090
                                                               ------------   -----------  -----------  ------------   ------------
       Net Income (loss) ..................................... $     (1,986)  $     1,288  $     5,635  $    (13,596)  $     (8,659)
                                                               ============   ===========  ===========  ============   ============
       Earnings (loss) per common share:
          Earnings (loss) per common share before
            cumulative effect of accounting change ........... $      (0.04)  $      0.06  $      0.25  $      (0.60)  $      (0.34)
          Cumulative effect of accounting change per
            common share .....................................        (0.05)           --           --            --          (0.05)
                                                               ------------   -----------  -----------  ------------   ------------
       Earnings (loss) per common share ...................... $      (0.09)  $      0.06  $     00.25  $      (0.60)  $      (0.39)
                                                               ============   ===========  ===========  ============   ============
       Weighted average common shares ........................   22,395,653    22,446,511   22,513,649    22,527,179     22,474,048
                                                               ============   ===========  ===========  ============   ============
       Earnings (loss) per common share, assuming dilution:
          Earnings (loss) per common share, assuming dilution,
            before cumulative effect of accounting change .... $      (0.04)  $      0.06  $      0.25  $      (0.60)  $      (0.33)
          Cumulative effect of accounting change per
            common share .....................................        (0.05)           --           --            --          (0.05)
                                                               ------------   -----------  -----------  ------------   ------------
       Earnings (loss) per common share, assuming dilution ... $      (0.09)  $      0.06  $      0.25  $      (0.60)  $      (0.38)
                                                               ============   ===========  ===========  ============   ============
       Weighted average common shares and
             common share equivalents (B) ....................   22,395,653    22,865,913   22,594,482    22,527,179     22,595,705
                                                               ============   ===========  ===========  ============   ============


(A) 1998 fiscal year consists of twelve week periods in the first, second and fourth quarters, and one sixteen week period in the third quarter.

(B) The weighted average shares includes the common stock equivalents related to employee stock options and a stock purchase agreement.

(C) Includes year end adjustments See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not applicable.

PART III

     The information required by Part III of Form 10-K (Items 10-13) is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on May 17, 2000, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's last fiscal year end. For Item 10, Directors and Executive Officers of the Registrant, the sections of the Proxy Statement entitled "Nominees," "Continuing Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by this reference. For Item 11, Executive Compensation, the sections of the Proxy Statement entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation of Directors" are incorporated herein by this reference. For Item 12, Security Ownership of Certain Beneficial Owners and Management, the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by this reference. For Item 13, "Certain Relationships and Related Transactions," the section of the Proxy Statement entitled "Compensation Committee Interlocks and Insider Participation" is incorporated herein by this reference.


PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements :                                  Page
                                                              ------
        Report of Independent Public Accountants..............  23

        Consolidated Balance Sheets...........................  24

        Consolidated Statements of Operations.................  25

        Consolidated Statements of Stockholders' Equity.......  26

        Consolidated Statements of Cash Flows.................  27

        Notes to Consolidated Financial Statements............  28

        Supplementary Data - Summary of Quarterly
         Results of Operations................................  49

(a)(2) Financial Statement Schedules:

        Report of Independent Public Accountants..............  59

        II - Valuation and Qualifying Accounts................  60

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                (a)(3) EXHIBITS
Exhibit
Number  Description of Exhibit
------  ----------------------

3.1 Certificate of Incorporation of the Company, including all amendments thereto (6)
3.2     Bylaws of the Company, including all amendments thereto (6)
10.1    [Intentionally Blank]
10.2 Loan Agreement, dated January 24, 1995, between First Interstate Bank of California and the Company, as renewed (12)
10.3 Amended and Restated Employment Agreement, dated June 1, 1991, between Mr. Emmons and the Company (1), as amended* (21)
10.4    [Intentionally Blank]
10.5 Agreement Terminating Partnership Equivalency Program for Robert Emmons, dated June 1, 1991, by and among Mr. Emmons, Casino USA and Casino France (1)
10.6 Stock Purchase Agreement, dated March 7, 1989, by and among Mr. Emmons, Casino USA, Casino France and the Company (1), as amended (16) (21)*
10.7 Stock Purchase Agreement, dated as of November 5, 1990, by and among American Foodservice Distributors, Casino USA and Mr. Del Prete, et al. (1)
10.8    [Intentionally Blank]
10.9    Lease, dated June 3, 1991, by and between Casino Realty and S&F Stores
          (1)
10.10   Form of Master Lease with Casino Realty as lessor (1)
10.11 Form of Master Sublease with either Casino USA or Casino Realty as sublessor (1)
10.12   Form of Lease between lessor and Port Stockton (1)
10.13 Lease by and between ADP Properties and Port Stockton, dated May 14, 1990 (1)
10.14 Amendment to Leases, dated November 5, 1990, by and between Mr. Del Prete, Miner Avenue and Nancy L. Del Prete, and Port Stockton (1)
10.15   Description of Certain Management Compensatory Plans and Arrangements*
10.16   Amended and Restated Stock Incentive Plan of the Company* (21)
10.17   Smart & Final Pension Plan, as amended (12)*
10.18 Adoption Agreement #004, Nonstandardized Profit Sharing Plan for Port Stockton, dated August 28, 1990 (1)
10.19   Guaranty of Casino USA, dated as of June 7, 1991(1)
10.20   Smart & Final Amended and Restated 401(k) Savings Plan (12)*
10.21 Registration Rights Agreement, dated August 6, 1991, by and among the Company, Casino USA and Mr. Emmons (3), as amended (16)*
10.22 Tax Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Sharing Agreement, dated as of November 5, 1984, by and between the Company and Casino USA, as amended) (6)
10.23 Adoption Agreement #008, Nonstandardized Code (S)401(k) Profit Sharing Plan for Port Stockton, dated August 4, 1992 (12)
10.24   Intercompany Agreement, dated August 6, 1991, by and between Casino
          USA, Casino Realty, Inc. and the Company (3)
10.25 Truck Lease and Service Agreement, dated December 13, 1991, between Smart & Final and Ryder Truck Rental, Inc. (2)
10.26 Agreement to Sell and Purchase Real Property and Escrow Instructions By and Between Mr. Del Prete, individually and doing business as "ADP Properties," and Mrs. Del Prete and Port Stockton Food Distributors, Inc., dated August 25, 1992 (4)
10.27 Agreement to Sell and Purchase Real Property and Escrow Instructions By and Between Mr. Del Prete and Port Stockton Food Distributors, Inc. dated August 25, 1992 (4)
10.28   Employment Agreement between the Company and Mr. Laverty (16)*

10.29   Employment Agreement between the Company and Mr. Lynch (17)*
10.30   Severance Agreement between the Company and Mr. Alvarado (5)*
10.31   Severance Agreement between the Company and Mr. Chiavelli (5)*
10.32   [Intentionally Blank]
10.33   [Intentionally Blank]
10.34   Severance Agreement between the Company and Mr. Goneau (5)*
10.35   Severance Agreement between the Company and Mr. Griffin (5)*
10.36 Stock Purchase Agreement dated November 8, 1994, among the Company, Sternlieb Family Investments, Ltd., and Edward I. Sternlieb, Henry Sternlieb and Rose Sternlieb (8)
10.37   Severance Agreement between the Company and Mr. Magruder (5)*
10.38   Severance Agreement between the Company and Mr. Martin (5)*
10.39   Severance Agreement between the Company and Ms. Mullins (5)*
10.40   Severance Agreement between the Company and Mr. Shah (5)*
10.41   Severance Agreement between the Company and Mr. Taylor (5)*
10.42   Deferred Compensation Agreement between the Company and Mr. Laverty
          (6)*
10.43   Deferred Compensation Agreement between the Company and Mr. Lynch (6)*
10.44 Non-Negotiable Promissory Note dated November 8, 1994, of the Company for the benefit of Sternlieb Family Investments, Ltd. (8)
10.45   Stockholders' Agreement dated as of November 8, 1994, among the
          Company, Sternlieb Family Investments, Ltd. and Henry Lee (8)
10.46 Employment Agreement dated as of November 8, 1994, between Henry Lee and Edward I. Sternlieb (8)*
10.47 Consulting Agreement dated as of November 8, 1994, between Henry Lee and Sternlieb Consulting, Inc. (8), as amended (21)
10.48 Lease dated as of November 8, 1994, between Henry Sternlieb and Henry Lee (8)
10.49 Lease dated as of July 2, 1985, as amended by First Amendment of Lease, between Edward I. Sternlieb and Henry Lee (8)
10.50 Lease dated as of August 1, 1980, and related Agreement dated as of November 8, 1994, between Henry and Rose Sternlieb and Henry Lee (8)
10.51 Purchase and Sale Agreement dated October 7, 1994, between Nestle Food Company and Port Stockton (8)
10.52 Revolving Credit and Reimbursement Agreement dated November 21, 1991 between Henry Lee and NCNB National Bank of Florida, as amended (8)
10.53   Henry Lee Company Second Profit Sharing Plan and Trust, as amended (12)
10.54   Henry Lee Company Guaranty of Edward I. Sternlieb, dated October 1,
          1993 (12)
10.55 Henry Lee Company Guaranty of Henry and Rose Sternlieb, dated August 1, 1980 (12)
10.56 Smart & Final Inc. Supplemental Deferred Compensation Plan (9), as amended (26)*
10.57   Smart & Final Inc. Directors Deferred Compensation Plan (9), as amended
          (26)*
10.58 Participation Agreement dated December 15, 1994, among the Company, Smart & Final, Port Stockton, Shawmut Bank Connecticut, National Association, Credit Lyonnais Cayman Island Branch and Credit Lyonnais New York Branch; with the associated Loan Agreement among Shawmut Bank Connecticut, National Association, Credit Lyonnais Cayman Island Branch and Credit Lyonnais New York Branch, and Trust Agreement between Shawmut Bank Connecticut, National Association and Credit Lyonnais New York Branch (12), as amended (19)

10.59 Agency Agreement dated December 15, 1994, between Shawmut Bank Connecticut, National Association and the Company (12), as amended
          (19)
10.60 Lease Agreement dated December 15, 1994, between Shawmut Bank Connecticut, National Association and the Company (12), as amended
          (19)
10.61 Agreement between Port Stockton Food Distributors, Inc. and Food Distribution Employees Association (9)
10.62   Vehicle Lease Service Agreement (9)
10.63 Consulting Agreement dated October 1, 1995 between Yves Guichard and the Company (10)
10.64 Consulting Agreement dated October 1, 1995 between Gilles Pinoncely and the Company (10)
10.65 Credit Agreement dated November 20, 1995 between Credit Lyonnais-Los Angeles Branch and the Company (10)
10.66 Asset Purchase Agreement between Falcone & Italia Foods, Inc., Salvatore J. Falcone, Mark Gilden, and Henry Lee Company (13)

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

10.71 Participation Agreement dated as of April 16, 1997, among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., Fleet National Bank, a national banking association, not in its individual capacity but solely as the Owner Trustee under the Trust Agreement, Credit Lyonnais New York Branch, Credit Lyonnais Leasing Corp. and the Lenders named therein (18), as amended (20)

10.75 First Amendment and Restatement dated as of June 20, 1997, to Participation Agreement dated December 15, 1994, among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors Inc., Fleet National Bank, a national banking association, not in its individual capacity but solely as the Owner Trustee under the Trust Agreement, Credit Lyonnais Los Angeles Branch, Bank Leumi Le-Israel B.M, The Fuji Bank Limited, Los Angeles Agency, The Industrial Bank of Japan, Limited, Los Angeles Agency, Via Banque, Credit Lyonnais New York Branch and Credit Lyonnais Leasing Corp. (19), as amended (20)
10.76 First Amendment and Restatement dated as of June 20, 1997 to Agency Agreement dated December 15, 1994 (19)
10.77 First Amendment and Restatement dated as of June 20, 1997 to Loan Agreement dated December 15, 1994 (19)
10.78 First Amendment and Restatement dated as of June 20, 1997 to Lease Agreement dated December 15, 1994 (19)
10.79 Asset Purchase Agreement dated as of May 30, 1997, among American Foodservice Distributors and Mallard's Food Products, Inc. (19)
10.80   1997 Executive Severance Agreement (20)*
10.81 Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of September 1, 1997, among the Company and Fred Kayne, as amended (20)
10.82 Agreement to Sell and Purchase Real Property and Escrow Instructions dated as of September 12, 1997, among Smart & Final Stores Corporation and Certified Grocers of California, Ltd. (20), as amended (22) (23)
10.83 Letter Agreement dated as of September 18, 1997 among the Company and Wells Fargo Bank, N.A. (20)
10.84 Asset Purchase Agreement dated as of September 26, 1997 among American Foodservice Distributors, Orlando Foodservice, Inc., Capricorn Foods of Central Florida, Inc., Michael Altif and Frederick Coe (20)
10.85 Asset Purchase Agreement dated as of September 26, 1997, among American Foodservice Distributors and Continental Grain Company (20)
10.86   Supplemental Executive Retirement Plan Master Plan Document (26)*
10.87 Stock Purchase Agreement dated as of January 5, 1998, among American Foodservice Distributors and Sternlieb Family Investments, Ltd. (21)
10.88 Consulting Agreement dated as of January 5, 1998, among Henry Lee Company and Edward I. Sternlieb (21)
10.89   Long-Term Equity Compensation Plan of the Company (26)*
10.90 Separation Agreement and Mutual General Release among the Company and Mr. Laverty (21)*
10.91 Agreement Between Smart & Final Foodservice Distributors and Food Distributors Employee Association dated as of April 1, 1998 (22)
10.92 Credit Agreement (Bridge Loan) dated as of April 30, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch (23)
10.93 Asset Purchase Agreement dated May 15, 1998 by and among the Company and United Grocers, Inc. (23)
10.94 Office Lease dated as of April, 1998 by and among the Commerce Citadel Development Authority and Smart & Final Stores Corporation (23)

10.95 Participation Agreement dated as of May 20, 1998 by and among the Company, Smart & Final Realty Trust 1998, Credit Lyonnais Los Angeles Branch, as Agent, and the Lenders named therein (Certified Property)
          (23)
10.96 Trust Agreement dated as of May 13, 1998, by and among Credit Lyonnais Leasing Corp. and Wilmington Trust Company (23)
10.97 Lease and Agreement dated as of May 20, 1998 by and among Smart & Final Realty Trust 1998 and Smart & Final Inc. (23)
10.98 Loan Agreement dated as of May 20, 1998 by and among Smart & Final Realty Trust 1998, Credit Lyonnais Los Angeles Branch, as Agent, and the Lenders named therein (23)
10.99 First Waiver (Credit Agreement) dated as of July 22, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent (24)
10.100 First Waiver (Bridge Loan Credit Agreement) dated as of July 22, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent (24)
10.101 First Waiver (1994 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., Credit Lyonnais Los Angeles Branch, as Agent, and various lenders named therein (24)
10.102 First Waiver (1997 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent (24)
10.103 First Waiver (1998 Participation Agreement) dated as of July 22, 1998 by and among the Company, Smart & Final Realty Trust 1998-1, Wilmington Trust Company, Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent (24)
10.104 Employment Agreement dated as of September 1, 1998 by and among Smart & Final Inc. and Phillip E. Hawkins* (24)
10.105 Second Waiver (Credit Agreement) dated as of October 1, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent
          (24)
10.106 Second Waiver (Bridge Loan Credit Agreement) dated as of October 1, 1998 by and among the Company and Credit Lyonnais Los Angeles Branch, as Agent (24)
10.107 Second Waiver (1994 Participation Agreement) dated as of October 1, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., Credit Lyonnais Los Angeles Branch, as Agent, and various lenders named therein (24)
10.108 Second Waiver (1997 Participation Agreement) dated as of October 1, 1998 by and among the Company, Smart & Final Stores Corporation, Port Stockton Food Distributors, Inc., State Street Bank and Trust Company of California, N.A., Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent (24)
10.109 Second Waiver (1998 Participation Agreement) dated as of October 1, 1998 by and among the Company, Smart & Final Realty Trust 1998-1, Wilmington Trust Company, Credit Lyonnais Leasing Corp., and Credit Lyonnais Los Angeles Branch, as Agent (24)
10.110 Loan Agreement dated as of November 13, 1998 by and among the Company and Casino USA, Inc. (24)
10.111  Promissory Note dated as of November 13, 1998 (24)
10.112 Credit Agreement dated as of November 13, 1998 by and among the Company, the financial institutions and other entities listed as Lenders, Credit Lyonnais Los Angeles Branch, as Administrative Agent, and as Co-Lead Arranger, Nationsbanc Montgomery Securities LLC, as Syndication Agent and Credit Lyonnais New York Branch, as L/C Bank
          (24), as amended
10.113 Participation Agreement dated as of November 13, 1998 by and among the Company as Lessee and Construction Agent, various parties from time to time as Guarantors, First Security Bank, National Association, various banks and other lending institutions as Holders and Lenders, and Credit Lyonnais Los Angeles Branch as Administrative Agent (24)
10.114 Stock Warrant Agreement dated as of February 17, 1998, by and among the Company and Mr. Emmons, as amended(25)*
10.115 First Amendment to Revolving Credit Agreement and Synthetic Lease Credit Agreement dated as of December 23, 1998(25)

10.116 First Waiver and Consent to Extension of Time in connection with Revolving Credit Agreement and Synthetic Lease Credit Agreement dated as of January 13, 1999(25)
10.117 Waiver to Loan Agreement dated as of February 17, 1999 between the Company and Casino USA, Inc.(25)
10.118 Second Amendment and Conditional Waiver in connection with Revolving Credit Agreement and Participation Agreement dated as of March 12, 1999(25)
10.119 Employment Agreement between the Company and Ross E. Roeder dated May 11, 1999(27)*
10.120  Smart & Final Non-Employee Director Stock Plan, as amended(27)
10.121 Standby Purchase Agreement between the Company and Casino USA, inc. dated as of May 10, 1999(27)
10.122 Third Amendment to Participation Agreement and Amendment to Revolving Credit Agreement dated as of June 23, 1999(27)
10.123 Addendum to Promissory Note, dated June 11, 1999 by Smart & Final Inc. on Behalf of Casino USA, Inc.(27)
10.124 Extension of Employment Agreement between the Company and Mr. Lynch dated September 10, 1999*
21      Subsidiaries
23      Consent of Arthur Andersen LLP
27      Financial Data Schedule

-------------------

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

(15) Incorporated herein by reference to the corresponding Exhibit number in the Company's Definitive Proxy Statement dated February 19, 1997 in connection with a Special Meeting of Shareholders of the Company held March 19, 1997, which was filed on February 19, 1997.
(16) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the year ended December 29, 1996 on Form 10-K which was filed on March 25, 1997.
(17) Incorporated herein by reference to the corresponding Exhibit number in the Company's Definitive Proxy Statement dated May 9, 1997 in connection with the Annual Meeting of Shareholders of the Company held May 9, 1997, which was filed on April 8, 1997.
(18) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended March 23, 1997 on Form 10-Q, which was filed on May 2, 1997.
(19) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended June 15, 1997 on Form 10-Q, which was filed on July 29, 1997.
(20) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended October 5, 1997 on Form 10-Q, which was filed on January 4, 1998.
(21) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the year ended January 4, 1998 on Form 10-
        K which was filed on April 13, 1998.
(22) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended March 29, 1998 on Form 10-Q, which was filed on May 12, 1998.
(23) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended June 21, 1998 on Form 10-Q, which was filed on August 12, 1998.
(24) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended October 11, 1998 on Form 10-Q, which was filed on November 25, 1998.
(25) Incorporated herein by reference to the corresponding Exhibit number in the Company's Annual Report for the year ended January 3, 1999 on Form 10-K which was filed on March 24, 1999
(26) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended March 28, 1999 on Form 10-Q, which was filed on May 3, 1999
(27) Incorporated herein by reference to the corresponding Exhibit number in the Company's Quarterly Report for the quarter ended June 20, 1999 on Form 10-Q, which was filed on August 3, 1999

*Management contracts and compensatory plans, contracts and arrangements of the Company.

(b) Reports on Form 8-K:

          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 13, 2000.
                                 ---------------

                                              Smart & Final Inc.

                                         By:  /s/ Martin A. Lynch
                                              ----------------------
                                                  Martin A. Lynch
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March
                                                                        -----
13, 2000.
--------


     /s/ Ross E. Roeder               Chairman of the Board and Chief Executive
     ------------------               Officer
         Ross E. Roeder

     /s/ Martin A. Lynch              Executive Vice President, Chief Financial
     -------------------              Officer, and Principal Accounting Officer
         Martin A. Lynch

                                      Director
     ------------------
         Pierre Bouchut

     /s/ Christian Couvreux           Director
     ----------------------
         Christian Couvreux

                                      Director
     -----------------
         Timm F. Crull

     /s/ James S. Gold                Director
     -----------------
         James S. Gold

     /s/ Antoine Guichard             Director
     --------------------
         Antoine Guichard

     /s/ David J. McLaughlin          Director
     -----------------------
         David J. McLaughlin

     /s/ Joel-Andre Ornstein          Director
     -----------------------
         Joel-Andre Ornstein

                                      Director
     ----------------------
         Thomas G. Plaskett

     /s/ Etienne Snollaerts           Director
     ----------------------
         Etienne Snollaerts

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smart & Final Inc.:

     We have audited in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of Smart & Final Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 15, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Los Angeles, California
February 15, 2000

                              SMART & FINAL INC.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   For the Fiscal Years 1999, 1998 and 1997


                                            Balance at
                                            Beginning       Acquisition                                      Balance at
                                            of Period       of Business      Additions      Deductions     End of Period
                                           -------------   -------------   -------------   -------------   -------------
Fiscal year 1999:
    Allowance for doubtful accounts....... $   3,660,000   $          --   $   4,039,000   $   3,012,000   $   4,687,000
                                           =============   =============   =============   =============   =============
    Inventory realizable value allowance.. $   2,937,000   $          --   $     418,000   $     400,000   $   2,955,000
                                           =============   =============   =============   =============   =============

Fiscal year 1998:
    Allowance for doubtful accounts....... $   5,518,000   $     334,000   $   3,777,000   $   5,969,000   $   3,660,000
                                           =============   =============   =============   =============   =============
    Inventory realizable value allowance.. $   1,851,000   $   1,000,000   $   1,148,000   $   1,062,000   $   2,937,000
                                           =============   =============   =============   =============   =============

Fiscal year 1997:
    Allowance for doubtful accounts....... $   2,568,000   $     507,000   $   4,354,000   $   1,911,000   $   5,518,000
                                           =============   =============   =============   =============   =============
    Inventory realizable value allowance.. $     765,000   $     100,000   $   1,000,000   $      14,000   $   1,851,000
                                           =============   =============   =============   =============   =============