Form 10-Q
period 2000-03-26
SMART & FINAL INC/DE
filed 2000-05-05
CIK 875751

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                             ---------------------

                                   FORM 10-Q

                           (Mark one)

               X   Quarterly Report Pursuant to Section 13 or 15(d)
             -----
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended March 26, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _______.
    -----

The registrant had 29,186,995 shares of common stock outstanding as of May 4, 2000.
================================================================================

                               SMART & FINAL INC.
                                     Index

                                     Part I
                             Financial Information

Page
Item 1.   Financial Statements
          Unaudited Consolidated Balance Sheets                               2
          Unaudited Consolidated Statements of Operations                     3
          Unaudited Consolidated Statements of Cash Flows                     4
          Notes to Unaudited Consolidated Financial Statements                5

Item  2.  Management's Discussion and Analysis of Financial Condition         8
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk          13


                                    Part II
                               Other Information

Item 1.   Legal Proceedings                                                  14
Item 2.   Changes in Securities                                              14
Item 3.   Defaults upon Senior Securities                                    14
Item 4.   Submission of Matters to a Vote of Security Holders                14
Item 5.   Other Information                                                  14
Item 6.   Exhibits and Reports on Form 8-K                                   14

                               SMART & FINAL INC.
                           CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except share amounts)

                                                                             March 26,             January 2,
ASSETS                                                                          2000                   2000
------                                                                       ---------             ----------
Current assets:                                                             (Unaudited)
     Cash & cash equivalents                                                  $ 30,233              $ 42,936
     Trade notes and accounts receivable, less
         allowance for doubtful accounts of
         $3,549 in 2000 and $4,687 in 1999                                      62,063                63,494
     Inventories                                                               151,186               154,550
     Prepaid expenses                                                            7,745                 7,835
     Deferred tax asset                                                         10,834                10,834
                                                                             ---------             ---------
             Total current assets                                              262,061               279,649
Property, plant and equipment:
     Land                                                                       35,742                35,742
     Buildings and improvements                                                 29,116                29,116
     Leasehold improvements                                                     95,820                95,337
     Fixtures and equipment                                                    170,365               166,234
                                                                             ---------             ---------
                                                                               331,043               326,429
     Less - Accumulated depreciation and amortization                          128,507               122,499
                                                                             ---------             ---------
             Net property, plant and equipment                                 202,536               203,930

Assets under capital leases, net of accumulated
     amortization of  $6,965 in 2000 and $7,233 in 1999                          8,009                 8,343
Goodwill, net of accumulated amortization
     of  $4,007 in 2000 and $3,640 in 1999                                      54,720                55,087
Deferred tax asset                                                               4,734                 4,734
Other assets                                                                    30,252                30,856
                                                                             ---------             ---------
                 Total assets                                                $ 562,312             $ 582,599
                                                                             =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current maturities of long-term debt                                      $ 4,111               $ 3,928
     Accounts payable                                                           88,861                92,513
     Accrued salaries and wages                                                 19,577                18,360
     Other accrued liabilities                                                  33,298                34,150
                                                                             ---------             ---------
             Total current liabilities                                         145,847               148,951
Long-term liabilities:
     Notes payable, net of current maturities                                   12,790                12,865
     Notes payable to Parent                                                    15,965                15,965
     Bank debt                                                                 100,000               117,500
     Obligations under capital leases                                           10,637                11,140
     Other long-term liabilities                                                 3,807                 3,946
     Workers' compensation reserve, postretirement
         and postemployment benefits                                            18,982                18,785
                                                                             ---------             ---------
             Total long-term liabilities                                       162,181               180,201

Stockholders' equity:
     Preferred stock, $1 par value (authorized-
     10,000,000 shares; no shares issued)                                            -                     -
     Common stock, $0.01 par value (authorized-
     100,000,000 shares; 29,186,995 shares issued
     and outstanding in 2000 and 29,136,995 in 1999)                               291                   291
     Additional paid-in capital                                                204,574               204,450
     Notes receivable for stock                                                   (100)                 (100)
     Accumulated other comprehensive loss                                         (762)                 (835)
     Retained earnings                                                          50,281                49,641
                                                                             ---------             ---------
             Total stockholders' equity                                        254,284               253,447
                                                                             ---------             ---------
                 Total liabilities and stockholders' equity                  $ 562,312             $ 582,599
                                                                             =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                                                  Twelve Weeks Ended
                                                            ---------------------------------
                                                            March 26,               March 28,
                                                              2000                    1999
                                                            ---------               ---------
                                                                      (Unaudited)
 Sales                                                      $ 399,361               $ 398,337
 Cost of sales, buying and occupancy                          345,138                 348,259
                                                           ----------              ----------
 Gross margin                                                  54,223                  50,078
 Operating and administrative expenses                         50,013                  46,102
                                                           ----------              ----------
       Income from operations                                   4,210                   3,976
 Interest expense, net                                          3,245                   5,081
                                                           ----------              ----------
 Income (loss) before income taxes                                965                  (1,105)
 Income taxes                                                     373                    (419)
                                                           ----------              ----------
       Income (loss) from consolidated subsidiaries               592                    (686)
 Equity earnings in unconsolidated subsidiary                      44                     212
                                                           ----------              ----------
       Net income (loss)                                   $     636               $     (474)
                                                           ==========              ==========
 Earnings (loss) per common share                          $     0.02              $    (0.02)
                                                           ==========              ==========
 Weighted average common shares                            29,163,185              22,527,179
                                                           ==========              ==========
 Earnings (loss) per common share, assuming dilution       $     0.02              $    (0.02)
                                                           ==========              ==========
 Weighted average common shares
 and common share equivalents                              29,176,666              22,527,179
                                                           ==========              ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                        Twelve Weeks Ended
                                                                    ----------------------------
                                                                    March 26,        March 28,
                                                                       2000             1999
                                                                    -----------      -----------
Cash Flows From Operating Activities:                                         (Unaudited)
       Net income (loss)                                                 $ 636            $(474)
       Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Gain on disposal of fixed assets                                  (39)            (407)
         Depreciation and amortization                                   7,701            6,898
         Amortization of deferred financing costs                          444              515
         Equity earnings in unconsolidated subsidiary                      (44)            (212)
         Decrease in:
            Trade notes and accounts receivable                          1,431            7,214
            Inventories                                                  3,364            6,132
            Prepaid expenses                                                90            4,994
         Increase (decrease) in:
            Accounts payable                                            (3,255)          (4,173)
            Accrued liabilities                                          1,217              504
            Other liabilities                                             (600)          (4,520)
                                                                       ------------------------
         Net cash provided by operating activities                      10,945           16,471
                                                                       ------------------------
Cash Flows From Investing Activities:
       Acquisition of property, plant and equipment                     (5,467)          (9,417)
       Proceeds from disposal of property, plant and equipment              52              458
       Other                                                              (338)            (272)
                                                                       ------------------------
         Net cash used in investing activities                          (5,753)          (9,231)
                                                                       ------------------------
Cash Flows From Financing Activities:
       Payments on bank line of credit                                 (17,500)               -
       Borrowings on bank line of credit                                     -           10,000
       Payments on notes payable                                          (395)          (1,365)
       Change in payable to Parent and affiliates                            -           (1,681)
       Quarterly dividend paid                                               -           (1,127)
                                                                       ------------------------
         Net cash (used in) provided by financing activities           (17,895)           5,827
                                                                       ------------------------
Increase (decrease) in cash and cash equivalents                       (12,703)          13,067

Cash and cash equivalents at beginning of  period                       42,936           20,887
                                                                       ------------------------
Cash and cash equivalents at end of period                             $30,233          $33,954
                                                                       ========================

The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation

         Smart & Final Inc. (the "Company") is a Delaware corporation and is a
57.2 percent owned subsidiary of Casino USA, Inc. (the "Parent").

         The consolidated balance sheet as of March 26, 2000, and the consolidated statements of operations and cash flows for the twelve weeks ended March 26, 2000 and March 28, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 2, 2000.

2.   Fiscal years

         The Company's fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

3.   Comprehensive income (loss)

         Comprehensive income (loss) was computed as follows, amounts in thousands:

                                                          Twelve Weeks Ended
                                                         ---------------------
                                                          March 26,   March 28,
                                                             2000        1999
                                                             ----        ----
       Net income (loss)                                    $ 636        (474)
       Other comprehensive income:
          Foreign currency translation adjustments             73           -
                                                            -----       -----
       Total comprehensive income (loss)                    $ 709       $(474)
                                                            =====       =====

     Beginning in January 2000, in accordance with generally accepted accounting principles, the functional currency for the Company's Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in other comprehensive income (loss) and reflected in Accumulated other comprehensive loss under Stockholders' equity. During fiscal years 1997, 1998 and 1999, in accordance with generally accepted accounting principles, the functional currency had been the U.S. dollar and as such, foreign currency translation gains and losses were included in results of operations for those fiscal years.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)



4.   Interest expense

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities and a loan from its Parent. The Company paid $3.5 million and $6.6 million in interest in the twelve-week periods ended March 26, 2000 and March 28, 1999, respectively.

5.   Income taxes

         The Company and the Parent are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, based upon pre-tax income or loss, the Company has made tax sharing payments of $133,000 to the Parent in the twelve weeks ended March 26, 2000 and received tax sharing benefits of $1,369,000 in the twelve weeks ended March 28, 1999 from the Parent. The Company did not pay state income taxes for states other than California in the twelve weeks ended March 26, 2000 and paid $8,000 for states other than California in the twelve weeks ended March 28, 1999. The Company did not pay any federal income taxes in the twelve weeks ended March 26, 2000 and March 28, 1999, due to taxable losses in the first quarter of each year.

6.   Earnings per common share

         Earnings per common share is based on the weighted average number of common shares outstanding. Earnings per common share, assuming dilution includes the weighted average number of common stock equivalents outstanding related to employee stock options and a stock purchase agreement.

7.   Segment Reporting

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

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


         The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

For the twelve weeks ended March 26, 2000:

                                                                          Corporate
                                                 Stores    Foodservice     Expense      Total
                                                 ------    -----------    ---------     -----
Revenues from external
  customers                                     $303,470      $ 95,891     $   -        $399,361
Intercompany real estate
  charge (income)                                  3,167          -          (3,167)        -
Interest income                                      -            -             393          393
Interest expense                                     -            -           3,638        3,638
Pre-tax income (loss)                              5,808           208       (5,051)         965

For the twelve weeks ended March 28, 1999:
                                                                           Corporate
                                                 Stores     Foodservice     Expense     Total
                                                 ------    -----------     ---------    -----
Revenues from external
  customers                                     $294,466      $103,871     $  -         $398,337
Intercompany real estate
  charge (income)                                  3,194          -          (3,194)        -
Interest income                                      -            -             199          199
Interest expense                                     -            -           5,280        5,280
Pre-tax income (loss)                              3,473           470       (5,048)      (1,105)

     Costs for servicing stores was revised in 2000. Using the new allocation method, Foodservice pre-tax income would have been approximately $400,000 lower for the first quarter of 1999 and Stores pre-tax income would have been approximately $400,000 higher.

8.   Legal Actions

         The Company has been named as defendant in various legal actions arising in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in significant liability to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K for the year ended January 2, 2000.

Summary

         Smart & Final Inc. (the "Company") reported net income of $0.6 million, or $0.02 per diluted share, for the twelve weeks ended March 26, 2000, compared to a net loss of $0.5 million, or $0.02 per diluted share, in the twelve weeks ended March 28, 1999.

         Operating earnings increased from the prior year first quarter of $4.0 million to $4.2 million in the current year quarter. Improvements attributed to increased sales and improved gross margin rates were partially offset by increased operating and administrative expenses.

         Interest expense, net decreased $1.8 million as a result of debt reduction from the proceeds of a $60 million common stock offering completed in June 1999. The stock offering increased outstanding shares by 6.5 million shares, or 28.8%.

Results of Operations

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales.


                                                           Twelve Weeks Ended
                                                         -----------------------
                                                         March 26,    March 28,
                                                              2000         1999
                                                             -----        -----

     Sales:
       Stores                                                 76.0%        73.9%
       Foodservice                                            24.0         26.1
                                                             -----        -----
       Sales, consolidated total                             100.0        100.0
     Cost of sales, buying and occupancy                      86.4         87.4
                                                             -----        -----
     Gross margin                                             13.6         12.6
     Operating and administrative expenses                    12.5         11.6
                                                             -----        -----
       Income from operations                                  1.1          1.0
     Interest expense, net                                     0.8          1.3
                                                             -----        -----
     Income (loss) before income taxes                         0.2         (0.3)
     Income taxes                                              0.1         (0.1)
                                                             -----        -----
     Income (loss) from consolidated subsidiaries              0.1         (0.2)
     Equity earnings in unconsolidated subsidiaries              -          0.1
                                                             -----        -----
     Net income (loss)                                         0.2%       (0.1)%
                                                             =====        =====

     *Totals do not aggregate due to rounding.

     The following table sets forth pre-tax profit or loss, in millions, for each of the Company's various reportable segments:

                                                  Twelve Weeks Ended
                                                -----------------------
                                                March 26,    March 28,
                                                     2000         1999
                                                    -----        -----
     Stores                                         $ 5.8        $ 3.5
     Foodservice                                      0.2          0.5
                                                    -----        -----
       Segment totals                                 6.0          4.0
     Interest and other corporate expenses           (5.0)        (5.1)
                                                    -----        -----

     Consolidated pre-tax income (loss)             $ 1.0        $(1.1)
                                                    =====        =====

         Costs for servicing stores was revised in 2000. Using the new allocation method, Foodservice pre-tax income would have been approximately $0.4 million lower for the first quarter of 1999 and Stores pre-tax income would have been approximately $0.4 million higher.

Background

         The Company plans to continue its store expansion program in fiscal 2000. In fiscal 1999, the Company's primary emphasis was on assimilating the 39 stores in the Pacific Northwest acquired in 1998:

                                          Quarter Ended           Year Ended
                                          --------------          ----------
                                       March 26,      March 28,   January 2,
                                         2000           1999         2000
                                         ----           ----         ----
     USA:
     Beginning store count               212            209           209
     Stores opened:
       New stores                          -              1             3
       Relocations                         1              -             -
       Acquired                            -              -             -
     Stores relocated or closed           (1)             -             -
                                        ----           ----          ----
     Ending store count                  212            210           212
                                        ----           ----          ----
     MEXICO:
     Beginning store count                 6              6             6
     New stores opened                     -              -             -
                                        ----           ----          ----
     Ending store count                    6              6             6
                                        ----           ----          ----

     Grand Total                         218            216           218
                                        ====           ====          ====

     Mexico operations are not consolidated and are reported on the equity basis.

     Management continually assesses each store's profitability on a pre-tax profit basis after allocation of administrative expenses. Stores not meeting strategic management objectives for profitability, market penetration, and/or other measures are evaluated for closure or relocation. Generally, stores opened in mature markets are expected to achieve profitability within 18 months of operations. However, there can be no assurance that the Company will be able to open new stores in a timely manner; hire, train and integrate employees; continue locating and obtaining favorable store sites; or adapt distribution, management information and other operating systems sufficiently to grow in a successful and profitable manner.

     Each of the Company's fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Comparison of Twelve Weeks Ended March 26, 2000 with Twelve Weeks Ended March 28, 1999.

     Sales. First quarter 2000 sales were $399.4 million, up 0.3% over the comparable 1999 period.

     Store sales increased 3.1%, from $294.5 million in first quarter 1999 to $303.5 million in first quarter 2000. Comparable store sales for the first quarter of 2000 increased 2.2% over the prior year period. Average comparable transaction size also increased, by 1.5%, to $36.80 in the first quarter of 2000. Sales early in the quarter were soft due to customer Y2K stockpiling late in 1999 and heavy rainfall also impacted sales for the quarter.

     Foodservice distribution sales decreased 7.7% from $103.9 million in the first quarter of 1999 to $95.9 million in the current year first quarter. This decrease in part reflects a continuing focus on improved credit quality and profitability of the foodservice distribution.

     Gross Margin. Gross margin improved 8.3% from $50.1 million in the first quarter of 1999 to $54.2 million in the current year quarter. As a percentage of sales, gross margin improved from 12.6% in the prior year quarter to 13.6% in first quarter 2000. The increase in gross margin percentage was due to a number of factors: lower purchase costs due to the national procurement and expanded corporate brand programs; better store assortment mix; improved credit quality and margins in foodservice distribution; and a higher proportion of store sales as a percentage of overall sales mix. Store sales generate higher gross margins and higher expenses than foodservice distribution sales.

     Operating and Administrative Expenses. Operating and administrative expenses for the first quarter of 2000 were $50.0 million, up $3.9 million, or 8.5%, over the first quarter of 1999. These expenses, as a percentage of sales, increased from 11.6% in the first quarter of 1999 to 12.5% in the first quarter of 2000. Expenses increased due to $1.5 million of consulting fees incurred in part to improve buying procedures and $1.0 million of performance-based incentive compensation recorded in the quarter. No similar consulting fees or performance-based incentive compensation were recorded in the first quarter of l999. Excluding these items, expenses increased 3.1% or, as a percentage of sales, from 11.6% to 11.9%.

     Interest expense, net. Interest expense, net decreased $1.8 million to $3.2 million in the first quarter of 2000 as a result of debt reduction from the net proceeds of a $60 million common stock offering completed in June 1999.

Financial Condition

     Cash and cash equivalents were $42.9 million on January 2, 2000, and $30.2 million at March 26, 2000. Operating activities provided cash of $10.9 million for the twelve weeks ended March 26, 2000. For the quarter, payments on bank and other debt were $17.9 million and investments in fixed asset and other additions were $5.7 million.

     During the twelve weeks ended March 26, 2000, inventories declined by $3.4 million. The related accounts payable decreased $3.3 million. Trade notes and accounts receivable decreased $1.4 million. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements.

     Stockholders' equity increased by $0.9 million to $254.3 million at March 26, 2000 as a result of the $0.6 million net income for the first quarter of 2000 plus $0.2 million due to the exercise of stock options and other stock agreements and a $0.1 million translation adjustment.

Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flow from operations. Cash provided by operating activities was $10.9 million in the first quarter of 2000. At March 26, 2000, the Company had cash of $30.2 million, compared to $42.9 million at January 2, 2000. The Company had $131.4 million of debt, excluding capital leases, and stockholders' equity of $254.3 million at March 26, 2000.

     The Company had $219.0 million committed under its Senior Secured Credit Facilities at March 26, 2000 and January 2, 2000. At March 26, 2000, the Company's borrowings under these facilities totaled $182.9 million compared with $200.4 million at January 2, 2000. At March 26, 2000, the Company had available $36.1 million of unused credit under these facilities.

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

     Subsequent to the end of 1999, the Company believes that its operations are fully functioning and have not experienced any significant issues related to the Year 2000. While the Company is encouraged by the results of its Year 2000 compliance efforts, monitoring for any potential problems will continue throughout 2000.

     As part of the Year 2000 program, the Company identified relationships with third parties, including vendors, suppliers and service providers that the Company believes are critical to its business operations. The Company communicated with these third parties through questionnaires, letters and interviews in an effort to determine the extent to which they are addressing their Year 2000 issues. Since the beginning of 2000, the Company has not received any reports from third parties indicating any material Year 2000 incidents. The Company will continue to communicate with and assess and monitor any potential Year 2000 issues of these third parties throughout 2000. The Company cannot assure that there will not be an adverse impact on the Company if third parties do not appropriately address their Year 2000 issues in a timely manner.

     Although the Company does not believe any continued exposure exists, the Company has a contingency plan for possible Year 2000 issues and will continue to update these plans based on assessments of any subsequent Year 2000 issues as additional information becomes available.

     The Company experienced sales increases in the final weeks of fiscal 1999, which it believes were due to customers' stockpiling in preparation for possible year end interruptions in product availability. Consequently, the Company experienced minor sales decreases in the first few weeks of fiscal 2000.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. Interest rate risk is managed through the use of interest rate collar agreements to hedge principal amounts of up to $100 million. These agreements limit LIBOR fluctuations to interest rate ranges from 4.7% to 8.0% and extend to September 2004. These agreements are entered into with major financial institutions thereby minimizing risk of credit loss.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit Number  Description of Exhibit
              --------------  ----------------------

              10.125 Limited Waiver and Consent in connection with Revolving Credit Agreement dated as of February 9, 2000

              27              Financial Data Schedule
              _________

         (b)  Reports on Form 8-K

              None

                                   Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SMART & FINAL INC.

                              By:



Date:  May 5, 2000                     /s/ MARTIN A. LYNCH
                                  ---------------------------------------
                                    Martin A. Lynch
                                 Executive Vice President,
                                Chief Financial Officer, and
                              Principal Accounting Officer of the Company

                               SMART & FINAL INC.
                                 EXHIBIT INDEX


Exhibit Number      Description of Exhibit
--------------      ----------------------

10.125 Limited Waiver and Consent in connection with Revolving Credit Agreement dated as of February 9, 2000

27                  Financial Data Schedule