Form 10-Q
period 2000-06-18
SMART & FINAL INC/DE
filed 2000-07-28
CIK 875751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                ----------------

                                   FORM 10-Q

            (Mark one)

               X Quarterly Report Pursuant to Section 13 or 15(d)
             ----   of the Securities Exchange Act of 1934
                  For the quarterly period ended June 18, 2000


                                       or

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

Yes   X   No____
   ------

The registrant had 29,203,114 shares of common stock outstanding as of July
27, 2000.
================================================================================

                               SMART & FINAL INC.
                                     Index

                                     Part I
                             Financial Information


                                                                         Page
Item  1.   Financial Statements

           Unaudited Consolidated Balance Sheets                          2

           Unaudited Consolidated Statements of Income                    3

           Unaudited Consolidated Statements of Cash Flows                4

           Notes to Unaudited Consolidated Financial Statements           5

Item  2.   Management's Discussion and Analysis of Financial Condition    9
           and Results of Operations

Item  3.   Quantitative and Qualitative Disclosure About Market Risk     16

                                    Part II
                               Other Information



Item  1.   Legal Proceedings                                             17

Item  2.   Changes in Securities                                         17

Item  3.   Defaults upon Senior Securities                               17

Item  4.   Submission of Matters to a Vote of Security Holders           17

Item  5.   Other Information                                             18

Item  6.   Exhibits and Reports on Form 8-K                              18


                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)




                                                                                June 18,         January 2,
ASSETS                                                                            2000             2000
------                                                                       ------------      -----------
Current assets:                                                               (Unaudited)
     Cash & cash equivalents                                                 $  39,569          $  42,936
     Trade notes and accounts receivable, less
         allowance for doubtful accounts of
         $2,924 in 2000 and $4,687 in 1999                                      62,486             63,494

     Inventories                                                               150,929            154,550
     Prepaid expenses                                                            7,424              7,835
     Deferred tax asset                                                         10,834             10,834
                                                                             ---------          ---------
             Total current assets                                              271,242            279,649
Property, plant and equipment:
     Land                                                                       35,742             35,742
     Buildings and improvements                                                 29,116             29,116
     Leasehold improvements                                                     97,655             95,337
     Fixtures and equipment                                                    172,016            166,234
                                                                             ---------          ---------
                                                                               334,529            326,429
     Less - Accumulated depreciation and amortization                          134,386            122,499
                                                                             ---------          ---------
             Net property, plant and equipment                                 200,143            203,930

Assets under capital leases, net of accumulated
     amortization of  $7,302 in 2000 and $7,233 in 1999                          7,754              8,343
Goodwill, net of accumulated amortization
     of  $4,374 in 2000 and $3,640 in 1999                                      54,353             55,087
Deferred tax asset                                                               4,734              4,734
Other assets                                                                    29,815             30,856
                                                                             ---------          ---------
                 Total assets                                                $ 568,041          $ 582,599
                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current maturities of long-term debt                                      $ 4,102            $ 3,928
     Accounts payable                                                           86,001             92,513
     Accrued salaries and wages                                                 21,519             18,360
     Other accrued liabilities                                                  37,945             34,150
                                                                             ---------          ---------
             Total current liabilities                                         149,567            148,951
Long-term liabilities:
     Notes payable, net of current maturities                                   10,403             12,865
     Notes payable to Parent                                                    15,965             15,965
     Bank debt                                                                 100,000            117,500
     Obligations under capital leases                                           10,363             11,140
     Other long-term liabilities                                                 4,354              3,946
     Workers' compensation reserve, postretirement
         and postemployment benefits                                            19,602             18,785
                                                                             ---------          ---------
             Total long-term liabilities                                       160,687            180,201

Stockholders' equity:
     Preferred stock, $1 par value (authorized-
     10,000,000 shares; no shares issued)                                            -                  -
     Common stock, $0.01 par value (authorized-
     100,000,000 shares; 29,203,114 shares issued
     and outstanding in 2000 and 29,136,995 in 1999)                               292                291
     Additional paid-in capital                                                204,738            204,450
     Notes receivable for stock                                                   (100)              (100)
     Accumulated other comprehensive loss                                         (616)              (835)
     Retained earnings                                                          53,473             49,641
                                                                             ---------          ---------
             Total stockholders' equity                                        257,787            253,447
                                                                             ---------          ---------
                 Total liabilities and stockholders' equity                  $ 568,041          $ 582,599
                                                                             =========          =========


  The accompanying notes are an integral part of these financial statements.

                              SMART & FINAL INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)



                                                                         Twelve Weeks Ended             Twenty-Four Weeks Ended
                                                                     ---------------------------      --------------------------
                                                                      June 18,          June 20,      June 18,           June 20,
                                                                        2000              1999          2000               1999
                                                                     -----------      ----------      --------        ----------
                                                                          (Unaudited)                      (Unaudited)

 Sales                                                              $  442,998      $   418,608     $  842,359        $  816,945
 Cost of sales, buying and occupancy                                   382,842          365,391        727,980           713,650
                                                                    ----------       ----------     ----------        ----------

 Gross margin                                                           60,156           53,217        114,379           103,295
 Operating and administrative expenses                                  52,205           45,880        102,218            91,982
                                                                    ----------       ----------     ----------        ----------
     Income from operations                                              7,951            7,337         12,161            11,313

 Interest expense, net                                                   3,237            5,027          6,482            10,108
                                                                    ----------       ----------     ----------        ----------

 Income before income tax provision and extraordinary item               4,714            2,310          5,679             1,205
 Income tax provision                                                    1,616              893          1,989               474
                                                                    ----------       ----------     ----------        ----------
     Income from consolidated subsidiaries                               3,098            1,417          3,690               731

 Equity earnings in unconsolidated subsidiary                               94               71            138               283
                                                                    ----------       ----------     ----------        ----------
     Income before extraordinary item                                    3,192            1,488          3,828             1,014
 Extraordinary loss on extinguishment of debt,
     net of  tax effect of $147                                              -              166              -               166
                                                                    ----------       ----------     ----------        ----------
     Net income                                                     $    3,192       $    1,322     $    3,828        $      848
                                                                    ==========       ==========     ==========        ==========

 Earnings  per common share:
     Earnings per common share before extraordinary item            $     0.11       $     0.06     $     0.13        $     0.04
     Extraordinary loss on extinguishment of                                 -            (0.01)             -             (0.01)
       debt per common share                                        ----------       ----------     ----------        ----------
 *   Earnings  per common share                                     $     0.11       $     0.06     $     0.13        $     0.04
                                                                    ==========       ==========     ==========        ==========

 Weighted average common shares                                     29,192,368       23,378,215     29,177,777        22,952,697
                                                                    ==========       ==========     ==========        ==========

 Earnings per common share, assuming dilution:
     Earnings per common share, assuming dilution,
        before extraordinary item                                   $     0.11       $     0.06     $     0.13        $     0.04
     Extraordinary loss on extinguishment of                                 -            (0.01)             -             (0.01)
       debt per common share                                        ----------       ----------     ----------        ----------
 *   Earnings per common share, assuming dilution                   $     0.11       $     0.06     $     0.13        $     0.04
                                                                    ==========       ==========     ==========        ==========
 Weighted average common shares
 and common share equivalents                                       29,264,238       23,451,919     29,220,452        22,989,549
                                                                    ==========       ==========     ==========        ==========

     * Earnings per share totals do not aggregate due to rounding.



  The accompanying notes are an integral part of these financial statements.

                               SMART & FINAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                  Twenty-Four Weeks Ended
                                                             ------------------------------
                                                                  June 18,     June 20,
                                                                   2000         1999
                                                             ------------    --------------
Cash Flows From Operating Activities:                                 (Unaudited)
       Net income                                                $  3,828    $    848
       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Gain on disposal of fixed assets                             (61)       (524)
         Depreciation and amortization                             15,474      13,966
         Amortization of deferred financing costs                     873       1,023
         Extraordinary loss on extinguishment of debt                  --         166
         Equity earnings in unconsolidated subsidiary                (138)       (283)
         Decrease (increase) in:
            Trade notes and accounts receivable                     1,008      10,240
            Inventories                                             3,621       6,796
            Prepaid expenses and other                                411       4,364
         Increase (decrease) in:
            Accounts payable                                       (6,115)     (9,313)
            Accrued liabilities                                     3,159       1,453
            Other liabilities                                       5,907      (5,495)
                                                             ------------    --------
         Net cash provided by operating activities                 27,967      23,241
                                                             ------------    --------
Cash Flows From Investing Activities:
       Acquisition of property, plant and equipment                (9,479)    (14,372)
       Proceeds from disposal of property, plant and equipment         77         692
       Other                                                       (1,286)        105
                                                             ------------    --------
         Net cash used in investing activities                    (10,688)    (13,575)
                                                             ------------    --------
Cash Flows From Financing Activities:
       Proceeds from issuance of common stock, net of costs            --      20,502
       Payments on bank line of credit                            (17,500)    (19,000)
       Borrowings on bank line of credit                               --      10,000
       Payments on notes payable                                   (3,146)     (4,851)
       Change in payable to Parent and affiliates                      --      (1,681)
       Quarterly dividend paid                                         --      (1,127)
                                                             ------------    --------

         Net cash (used in) provided by financing activities      (20,646)      3,843
                                                             ------------    --------
Increase (decrease) in cash and cash equivalents                   (3,367)     13,509

Cash and cash equivalents at beginning of  period                  42,936      20,887
                                                             ------------    --------
Cash and cash equivalents at end of period                       $ 39,569    $ 34,396
                                                             ============    ========
Noncash Investing and Financing Activities:
       Note to affiliates extinguished for common                $     --    $ 39,423
            stock issued                                     ============    ========
         Total noncash transactions                              $     --    $ 39,423
                                                             ============    ========


  The accompanying notes are an integral part of these financial statements.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a 57.1 percent owned subsidiary of Casino USA, Inc. (the "Parent"). Casino Guichard-Perrachon, S.A. ("Casino France"), a publicly traded French joint stock limited liability company, is the principal shareholder of the Parent. Collectively, Casino France and its subsidiaries currently own approximately 60.2 percent of the Company's common stock.

     The consolidated balance sheet as of June 18, 2000, the consolidated statements of income and cash flows for the twelve and twenty-four weeks ended June 18, 2000 and June 20, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 2, 2000.

2.   Recent Accounting Pronouncements

     In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which deferred the implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. Currently, the Company has limited use of derivative financial instruments and believes that adoption of SFAS No. 133 will not have a material impact on its results of operations or financial position.

3.   Fiscal years

     The Company's fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

4.   Comprehensive income

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

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


principles, the functional currency had been the U.S. dollar and as such, foreign currency translation gains and losses were included in results of operations for those fiscal years.

     Comprehensive income was computed as follows, amounts in thousands:

                                              Twelve Weeks Ended    Twenty-Four Weeks Ended
                                              -------------------   -----------------------
                                               June 18,   June 20,    June 18,     June 20,
                                                2000       1999         2000         1999
                                               ------     ------       ------        -----
Net income                                      $3,192     $1,322       $3,828      $ 848
Other comprehensive income:
Foreign currency translation adjustments           146          -       $  219      $   -
                                                ------     ------       ------      -----
Total comprehensive income                      $3,338     $1,322       $4,047      $ 848
                                                ======     ======       ======      =====

5.  Interest expense

      Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities and loans from its Parent. The Company paid $4.7 million and $10.1 million in interest expense in the twenty-four weeks ended June 18, 2000 and June 20, 1999, respectively.

6.  Income taxes

      The Company and the Parent are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, based upon pre-tax income or loss, the Company has made tax sharing payments of $235,000 to the Parent in the twenty-four weeks ended June 18, 2000 and received tax sharing benefits of $1,277,000 in the twenty-four weeks ended June 20, 1999 from the Parent. The Company paid $40,000 and $20,000 of income taxes for states other than California in the twenty-four weeks ended June 18, 2000 and June 20, 1999, respectively. The Company paid $1,185,000 of federal income taxes in the twenty-four weeks ended June 18, 2000. The Company did not pay any federal income taxes in the twenty-four weeks ended June 20, 1999 due to taxable losses in the first half of 1999.

7.  Earnings per common share

      Earnings per common share is based on the weighted average number of common shares outstanding. Earnings per common share, assuming dilution includes the weighted average number of common stock equivalents outstanding related to employee stock options and a stock purchase agreement.

8.  Segment Reporting

      The Company has two reportable segments: Stores and Foodservice. The stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The foodservice distribution segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers and Smart & Final stores. Corporate

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

     The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

     For the twelve weeks ended June 18, 2000:


                                                        Corporate
                               Stores    Foodservice     Expense      Total
                              --------   ------------   ----------   --------
Revenues from external
  customers                   $348,069       $94,929      $     -    $442,998
Intercompany real estate
  charge (income)                3,180             -       (3,180)          -
Interest income                      -             -          301         301
Interest expense                     -             -        3,538       3,538
Pre-tax income (loss)            8,210          (907)      (2,589)      4,714

     For the twelve weeks ended June 20, 1999:

                                                        Corporate
                               Stores    Foodservice     Expense      Total
                              --------   ------------   ----------   --------
Revenues from external
  customers                   $323,423       $95,185      $     -    $418,608
Intercompany real estate
  charge (income)                3,148             -       (3,148)          -
Interest income                      -             -          202         202
Interest expense                     -             -        5,229       5,229
Pre-tax income (loss) before
  extraordinary item             8,990        (1,741)      (4,939)      2,310

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



     For the twenty-four weeks ended June 18, 2000:


                                                        Corporate
                               Stores    Foodservice     Expense      Total
                              --------   ------------   ----------   --------
Revenues from external
  customers                   $651,539      $190,820      $     -    $842,359
Intercompany real estate
  charge (income)                6,347             -       (6,347)          -
Interest income                      -             -          694         694
Interest expense                     -             -        7,176       7,176
Pre-tax income (loss)           14,018          (699)      (7,640)      5,679

     For the twenty-four weeks ended June 20, 1999:

                                                        Corporate
                               Stores    Foodservice     Expense      Total
                              --------   ------------   ----------   --------
Revenues from external
  customers                   $617,889      $199,056      $     -    $816,945
Intercompany real estate
  charge (income)                6,342             -       (6,342)          -
Interest income                      -             -          401         401
Interest expense                     -             -       10,509      10,509
Pre-tax income (loss) before
  extraordinary item            12,463        (1,271)      (9,987)      1,205


     Costs for servicing stores was revised in 2000. If we had used the new allocation method, Foodservice pre-tax income would have been approximately $300,000 and $700,000 lower for the twelve weeks and twenty-four weeks ended June 20, 1999, respectively and Stores pre-tax income would have been approximately $300,000 and $700,000 higher for the twelve weeks and twenty-four weeks ended June 20, 1999, respectively.

9.   Legal Actions

     The Company has been named as a defendant in various legal actions arising in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in significant liability to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K for the year ended January 2, 2000.

Summary

     Smart & Final Inc. (the "Company") reported net income of $3.2 million, or $0.11 per diluted share, for the twelve weeks ended June 18, 2000, compared to net income of $1.3 million, or $0.06 per diluted share, in the twelve-week period ended June 20, 1999. The 1999 results include an extraordinary loss on extinguishment of debt, net of tax, of $0.2 million, or $0.01 per diluted share.

     For the twenty-four weeks ended June 18, 2000, the Company reported net income of $3.8 million, or $0.13 per diluted share, compared to net income of $0.8 million, or $0.04 per diluted share, in the twenty-four weeks ended June 20, 1999. The 1999 results include an extraordinary loss on extinguishment of debt, net of tax, of $0.2 million, or $0.01 per diluted share.

     Operating earnings increased from $11.3 million in the first half of the prior year to $12.2 million in the same period of the current year. Improvement attributed to increased sales and improved gross margin rates was partially offset by increased operating and administrative expenses.

     Interest expense, net decreased $3.6 million in the first half of 2000 primarily as a result of debt reduction from the proceeds of a $60 million common stock offering completed in June 1999.

Results of Operations

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales. Totals may not aggregate due to rounding.


                                             Twelve Weeks Ended       Twenty-Four Weeks Ended
                                            ---------------------    -------------------------
                                              June 18,    June 20,      June 18,      June 20,
                                                2000        1999          2000          1999
                                               -----       -----         -----         -----
Sales:
 Store                                          78.6%       77.3%         77.3%         75.6%
 Foodservice distribution sales                 21.4        22.7          22.7          24.4
                                               -----       -----         -----         -----
 Sales, consolidated total                     100.0       100.0         100.0         100.0
Cost of sales, buying and occupancy             86.4        87.3          86.4          87.4
                                               -----       -----         -----         -----
Gross margin                                    13.6        12.7          13.6          12.6
Operating and administrative expenses           11.8        11.0          12.1          11.3
                                               -----       -----         -----         -----
  Income from operations                         1.8         1.8           1.4           1.4
Interest expense, net                            0.7         1.2           0.8           1.2
                                               -----       -----         -----         -----
Income before income tax provision
and extraordinary item                           1.1         0.6           0.7           0.1
Income tax provision                             0.4         0.2           0.2           0.1
                                               -----       -----         -----         -----
 Income from consolidated subsidiaries           0.7         0.3           0.4           0.1
Equity earnings in unconsolidated
subsidiary                                         -           -             -             -
                                               -----       -----         -----         -----
 Income before extraordinary item                0.7         0.4           0.5           0.1
Extraordinary loss on extinguishment
of debt, net of tax                                -           -             -             -
                                               -----       -----         -----         -----

Net income                                       0.7%        0.3%          0.5%          0.1%
                                               =====       =====         =====         =====


     The following table sets forth pre-tax profit or loss, in millions, for each of the Company's various reportable segments:


                                            Twelve Weeks Ended       Twenty-Four Weeks Ended
                                           ---------------------    -------------------------
                                             June 18,    June 20,      June 18,      June 20,
                                               2000        1999          2000          1999
                                              -----       -----         -----         -----
Stores                                        $ 8.2       $ 9.0         $14.0         $12.5
Foodservice                                    (0.9)       (1.8)         (0.7)         (1.3)
                                              -----       -----         -----         -----
  Segment totals                                7.3         7.2          13.3          11.2
Interest and other corporate expenses           2.6         4.9           7.6          10.0
                                              -----       -----         -----         -----
Consolidated pre-tax income before
 extraordinary item                           $ 4.7       $ 2.3         $ 5.7         $ 1.2
                                              =====       =====         =====         =====

     Costs for servicing stores was revised in 2000. If we had used the new allocation method, Foodservice pre-tax income would have been approximately $0.3 million and $0.7 million lower for the twelve weeks and twenty-four weeks ended June 20, 1999, respectively and Stores pre-tax income would have been approximately $0.3 million and $0.7 million higher for the twelve weeks and twenty-four weeks ended June 20, 1999, respectively.

Background

     The Company plans to continue its store expansion program in fiscal 2000. In fiscal 1999, the Company's primary emphasis was on assimilating the 39 stores in the Pacific Northwest acquired in 1998:

                                                         Twenty-Four
                                Twelve Weeks Ended       Weeks Ended         Year Ended
                                -------------------      -----------         ---------
                                June 18,   June 20,    June 18,  June 20,     January 2,
                                 2000        1999       2000       1999         2000
                                --------   --------   ---------  --------    -----------

USA:
Beginning store count            212        210        212          209          209
Stores opened:
 New stores                        1          2          1            3            3
 Relocations                       -          -          1            -            -
Stores relocated or closed         -          -         (1)           -            -
                                ----       ----       ----         ----          ---
Ending store count               213        212        213          212          212
                                ----       ----       ----         ----          ---

MEXICO:
Beginning store count              6          6          6            6            6
New stores opened                  -          -          -            -            -
                                ----       ----       ----         ----          ---
Ending store count                 6          6          6            6            6
                                ----       ----       ----         ----          ---

Grand Total                      219        218        219          218          218
                                ====       ====       ====         ====          ===


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


     Comparison of Twelve Weeks Ended June 18, 2000 with Twelve Weeks Ended June 20, 1999.

     Sales. Second quarter 2000 sales were $443.0 million, up 5.8% over the comparable 1999 period.

     Store sales increased 7.6%, from $323.4 million in second quarter 1999 to $348.1 million in second quarter 2000. Comparable store sales for the second quarter of 2000 increased 7.2% over the prior year period. Average comparable transaction size also increased by 2.8%, to $38.22 in the second quarter of 2000. Store sales reflect the three new stores opened in 1999 and two new and relocated stores opened in the first half of 2000.

     Foodservice distribution sales decreased 0.3% from $95.2 million in the second quarter of 1999 to $94.9 million in the current year second quarter, but the trend in sales continued to improve, with sales increasing in the third month of the quarter.

     Gross Margin. Gross margin improved 13.0% from $53.2 million in the second quarter of 1999 to $60.2 million in the current year quarter. As a percentage of sales, gross margin improved from 12.7% in the prior year quarter to 13.6% in second quarter 2000. The primary factors in the improvement of gross margin rates were lower purchase costs due to the new national procurement program and expanded corporate brands, better store assortment mix and reduced distribution costs due to the improved efficiency at the new Commerce distribution center and cost reductions at Florida foodservice.

     Operating and Administrative Expenses. Operating and administrative expenses for the second quarter of 2000 were $52.2 million, up $6.3 million, or 13.8%, over the second quarter of 1999. These expenses, as a percentage of sales, increased from 11.0% in the second quarter of 1999 to 11.8% in the second quarter of 2000. Expenses increased due to a $1.9 million increase in marketing expense, $1.0 million of retroactive medical insurance and other benefit charges and $0.9 million of provisions for performance-based incentive compensation recorded in the quarter. No similar retroactive medical insurance and other benefit charges or provisions for performance-based incentive compensation were recorded in the same quarter of 1999. Excluding these items, expenses increased 5.6% or, as a percentage of sales, stayed essentially unchanged for the second quarters of 2000 and 1999.

     Interest expense, net. Interest expense, net decreased from $5.0 million in the second quarter of 1999 to $3.2 million in the second quarter of 2000 primarily as a result of debt reduction from the net proceeds of a $60 million common stock offering completed in June 1999.


Comparison of Twenty-Four Weeks Ended June 18, 2000 with Twenty-Four Weeks Ended June 20, 1999.

     Sales. Sales in the first half of 2000 were $842.4 million, up 3.1% from the comparable 1999 period.

     Store sales increased 5.4%, from $617.9 million to $651.5 million in the first half of 2000. Comparable store sales increased 4.8% in the first half of 2000 over the prior year period. Average comparable transaction size also increased 2.2% to $37.55 in the first half of 2000. Sales early in 2000 were soft due to customer Y2K stockpiling late in 1999 and heavy rainfall also impacted sales in the first quarter of the year.

     Foodservice distribution sales decreased 4.1% to $190.8 million for the first half of 2000, but the trend in sales continued to improve throughout the first half of the year, with sales increasing in the last month of the first half.

     Gross Margin. Gross margin improved 10.7% from $103.3 million in the first half of 1999 to $114.4 million in the 2000 twenty-four week period. As a percentage of sales, gross margin increased from 12.6% of sales for the first half of 1999 to 13.6% in the comparable 2000 period. The primary factors in the improvement of gross margin rates were lower purchase costs due to the new national procurement program and expanded corporate brands, better store assortment mix and reduced distribution costs due to the improved efficiency at the new Commerce distribution center and cost reductions at Florida foodservice. Other than savings from the new national procurement program, improvement of foodservice margin rates was also attributable to a continuing focus on improved credit quality and profitability.

     Operating and Administrative Expenses. Operating and administrative expenses for the first half of 2000 were $102.2 million, or 12.1% of sales, compared with $92.0 million, or 11.3% of sales, in the first half of 1999. Expenses increased due to $2.2 million of consulting fees incurred related to improving procurement programs, $1.9 million of provision for performance-based incentive compensation and $1.0 million of retroactive medical insurance and other benefit charges recorded in the first half of 2000. No similar consulting fees, provisions for performance-based incentive compensation or retroactive medical insurance and other benefit charges were recorded in the first half of 1999. In addition, marketing expense increased $1.6 million compared to the first half of 1999. Excluding these items, expenses increased 3.8% or, as a percentage of sales, stayed essentially unchanged at 11.3%.

     Interest Expense, net. Interest expense, net decreased from $10.1 million, or 1.2% of sales, in the first half of 1999 to $6.5 million, or 0.8% of sales, in the comparable 2000 period. This decrease was primarily a result of debt reduction from the net proceeds of a $60 million common stock offering completed in June 1999.


Financial Condition

     Cash and cash equivalents were $42.9 million on January 2, 2000 and $39.6 million at June 18, 2000. Operating activities provided cash of $28.0 million for the twenty-four weeks ended June 18, 2000. For the first half of 2000, payments on bank and other debt were $20.6 million and investments in fixed asset and other additions were $10.7 million.

     During the twenty-four weeks ended June 18, 2000, inventories declined by $3.6 million. The related accounts payable decreased $6.1 million. Trade notes and accounts receivable decreased $1.0 million. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements.

     Stockholders' equity increased $4.4 million to $257.8 million at June 18, 2000. This increase includes $3.8 million of income for the first half of 2000, $0.4 million from the issuance of stock and other stock agreements and a $0.2 million translation adjustment.

Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flow from operations. Cash provided by operating activities was $28.0 million in the first half of 2000. At June 18, 2000, the Company had cash of $39.6 million, compared to $42.9 million at January 2, 2000. The Company had $129.0 million of debt, excluding capital leases, and stockholders' equity of $257.8 million at June 18, 2000.

     The Company had $219.0 million committed under its Senior Secured Credit Facilities at June 18, 2000 and January 2, 2000. At June 18, 2000, the Company's borrowings under these facilities totaled $182.9 million compared with $200.4 million at January 2, 2000. At June 18, 2000, the Company had available $36.1 million of unused credit under these facilities.

     As of the end of second quarter, 2000, the Company was in compliance with all financial covenants contained in its loan agreements.

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


Year 2000

     Full compliance of the Company's Year 2000 program was completed before the end of 1999. Except for the cost of replacement systems, the Company expensed, as incurred, the cost of the Year 2000 program. The Year 2000 program was funded through operating cash flows. The Company incurred approximately $2.6 million in costs with respect to the Year 2000 program.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. Interest rate risk is managed through the use of four interest rate collar agreements to hedge principal amounts of up to an aggregate of $100 million. These agreements limit LIBOR fluctuations to interest rate ranges from 4.7% to 8.0% and expire during various periods between October 2002 to September 2004. These agreements are entered into with major financial institutions thereby minimizing risk of credit loss.

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

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

               The annual Meeting of Stockholders of the Company was held on May 17, 2000. At the meeting, stockholders (1) elected three directors of the Company and (2) ratified the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company for the year ending December 31, 2000.

               The three directors elected at the meeting were Christian P. Couvreux, James S. Gold, and Antoine Guichard. The directors whose term of office as a director continued after the meeting are Pierre B. Bouchut, Timm F. Crull, David J. McLaughlin, Joel-Andre Ornstein, Thomas G. Plaskett, Ross E. Roeder and Etienne Snollaerts.

               The votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for office as a director were as follows:

                                                VOTES
                                  -------------------------------                  Broker
                                     For       Against   Withheld   Abstentions   Non-Votes
                                  ----------   -------   --------   -----------   ---------

       Christian P. Couvreux      26,933,029      -      822,826        -             -
       James S. Gold              27,527,423      -      228,432        -             -
       Antoine Guichard           26,925,431      -      830,424        -             -


               The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for ratification of Arthur Andersen LLP, as auditors for the Company for the year ending December 31, 2000 were as follows:


                                               VOTES
                               ---------------------------------                     Broker
                                 For       Against      Withheld     Abstentions    Non-Votes
                               --------  ----------    ----------  -------------    ---------

        Ratification of       27,747,757      5,235       -                2,863         -
        Arthur Andersen LLP
        as auditors for the
        Company for the year
        ending December 31, 2000


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit Number      Description of Exhibit
              --------------      ----------------------

              10.126 Seventh Amendment to the Smart & Final Supplemental Deferred Compensation Plan dated as of May 16, 2000*

              27                  Financial Data Schedule
              ________

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


                              SMART & FINAL INC.

                              By:



Date:  July 27, 2000                     /s/ MARTIN A. LYNCH
                                         -------------------
                                           Martin A. Lynch
                                        Executive Vice President,
                                     Chief Financial Officer, and
                              Principal Accounting Officer of the Company

                               SMART & FINAL INC.
                                 EXHIBIT INDEX


Exhibit Number        Description of Exhibit
--------------        ----------------------

10.126 Seventh Amendment to the Smart & Final Supplemental Deferred Compensation Plan dated as of May 16, 2000*

27                    Financial Data Schedule

________

* Management contracts and compensatory plans, contracts and arrangements of the Company.