Form 10-Q
period 2000-10-08
SMART & FINAL INC/DE
filed 2000-11-20
CIK 875751

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                             __________________

                                   FORM 10-Q

          (Mark one)

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             -----
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 8, 2000

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

Yes   X   No____
   ------

The registrant had 29,203,114 shares of common stock outstanding as of November 15, 2000.

================================================================================

                              SMART & FINAL INC.
                                     Index

                                    Part I
                             Financial Information

                                                                          Page

Item 1.      Financial Statements

             Unaudited Consolidated Balance Sheets                           2

             Unaudited Consolidated Statements of Income                     3

             Unaudited Consolidated Statements of Cash Flows                 4

             Notes to Unaudited Consolidated Financial Statements            5

Item 2.      Management's Discussion and Analysis of Financial Condition    10
             and Results of Operations

Item 3.      Quantitative and Qualitative Disclosure about Market Risk      17



                                    Part II

                               Other Information

Item 1.      Legal Proceedings                                              18

Item 2.      Changes in Securities                                          18

Item 3.      Defaults upon Senior Securities                                18

Item 4.      Submission of Matters to a Vote of Security Holders            18

Item 5.      Other Information                                              18

Item 6.      Exhibits and Reports on Form 8-K                               18

                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)


                                                              October 8,       January 2,
ASSETS                                                           2000             2000
------                                                        ----------       ----------
Current assets:                                               (Unaudited)
     Cash & cash equivalents                                  $   30,954       $   42,936
     Trade notes and accounts receivable, less
        allowance for doubtful accounts of
        $2,924 in 2000 and $4,687 in 1999                         65,396           63,494
     Inventories                                                 161,645          154,550
     Prepaid expenses                                              9,284            7,835
     Deferred tax asset                                           10,834           10,834
                                                              ----------       ----------
           Total current assets                                  278,113          279,649
Property, plant and equipment:
     Land                                                         35,742           35,742
     Buildings and improvements                                   29,116           29,116
     Leasehold improvements                                       99,037           95,337
     Fixtures and equipment                                      176,501          166,234
                                                              ----------       ----------
                                                                 340,396          326,429
     Less - Accumulated depreciation and amortization            142,391          122,499
                                                              ----------       ----------
           Net property, plant and equipment                     198,005          203,930

Assets under capital leases, net of accumulated
     amortization of  $7,752 in 2000 and $7,233 in 1999            7,222            8,343
Goodwill, net of accumulated amortization
     of  $4,863 in 2000 and $3,640 in 1999                        53,864           55,087
Deferred tax asset                                                 4,734            4,734
Other assets                                                      28,518           30,856
                                                              ----------       ----------
              Total assets                                    $  570,456       $  582,599
                                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current maturities of long-term debt                     $    4,033       $    3,928
     Accounts payable                                             90,103           92,513
     Accrued salaries and wages                                   22,915           18,360
     Other accrued liabilities                                    39,288           34,150
                                                              ----------       ----------
           Total current liabilities                             156,339          148,951
Long-term liabilities:
     Notes payable, net of current maturities                     10,224           12,865
     Notes payable to Parent                                      15,965           15,965
     Bank debt                                                    92,000          117,500
     Obligations under capital leases                              9,838           11,140
     Other long-term liabilities                                   3,818            3,946
     Workers' compensation reserve, postretirement
        and postemployment benefits                               20,414           18,785
                                                              ----------       ----------
           Total long-term liabilities                           152,259          180,201

Stockholders' equity:
     Preferred stock, $1 par value (authorized-
     10,000,000 shares; no shares issued)                              -                -
     Common stock, $0.01 par value (authorized-
     100,000,000 shares; 29,203,114 shares issued
     and outstanding in 2000 and 29,136,995 in 1999)                 292              291
     Additional paid-in capital                                  204,878          204,450
     Notes receivable for stock                                     (100)            (100)
     Accumulated other comprehensive loss                           (780)            (835)
     Retained earnings                                            57,568           49,641
                                                              ----------       ----------
           Total stockholders' equity                            261,858          253,447
                                                              ----------       ----------
              Total liabilities and stockholders' equity      $  570,456       $  582,599
                                                              ==========       ==========

  The accompanying notes are an integral part of these financial statements.

                              SMART & FINAL INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                                                          Sixteen Weeks Ended              Forty Weeks Ended
                                                                     ------------------------------  -----------------------------
                                                                      October 8,       October 10,    October 8,      October 10,
                                                                         2000             1999           2000            1999
                                                                     --------------   -------------  --------------  -------------
                                                                               (Unaudited)                     (Unaudited)
Sales                                                                 $    587,313    $    555,890    $  1,429,672   $  1,372,835
Cost of sales, buying and occupancy                                        504,767         482,483       1,232,747      1,196,133
                                                                     --------------   -------------  --------------  -------------

Gross margin                                                                82,546          73,407         196,925        176,702
Operating and administrative expenses                                       71,958          65,931         174,176        157,913
                                                                     --------------   -------------  --------------  -------------
      Income from operations                                                10,588           7,476          22,749         18,789

 Interest expense, net                                                       4,170           4,510          10,652         14,618
                                                                     --------------   -------------  --------------  -------------
Income before income tax provision and extraordinary item                    6,418           2,966          12,097          4,171
Income tax provision                                                         2,452           1,089           4,441          1,563
                                                                     --------------   -------------  --------------  -------------
       Income from consolidated subsidiaries                                 3,966           1,877           7,656          2,608

Equity earnings in unconsolidated subsidiary                                   129             343             267            626
                                                                     --------------   -------------  --------------  -------------
       Income before extraordinary item                                      4,095           2,220           7,923          3,234
Extraordinary loss on extinguishment of debt,
       net of tax effect of $147                                                 -               -               -            166
                                                                     --------------   -------------  --------------  -------------
       Net income                                                     $      4,095    $      2,220    $      7,923   $      3,068
                                                                     ==============   =============  ==============  =============

Earnings per common share:
       Earnings per common share before extraordinary item            $       0.14    $       0.08    $       0.27   $       0.13
       Extraordinary loss on extinguishment of
         debt per common share                                                   -               -               -          (0.01)
                                                                     --------------   -------------  --------------  -------------
       Earnings per common share                                      $       0.14    $       0.08    $       0.27   $       0.12
                                                                     ==============   =============  ==============  =============
Weighted average common shares                                          29,203,144      29,136,995      29,187,912     25,426,416
                                                                     ==============   =============  ==============  =============
Earnings per common share, assuming dilution:
       Earnings per common share, assuming dilution,
          before extraordinary item                                   $       0.14    $       0.08    $       0.27   $       0.13
       Extraordinary loss on extinguishment of
         debt per common share                                                   -               -               -          (0.01)
                                                                     --------------   -------------  --------------  -------------
       Earnings per common share, assuming dilution                   $       0.14    $       0.08    $       0.27   $       0.12
                                                                     ==============   =============  ==============  =============
Weighted average common shares
and common share equivalents                                            29,268,181      29,204,499      29,239,544     25,475,529
                                                                     ==============   =============  ==============  =============

   The accompanying notes are an integral part of these financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                             Forty Weeks Ended
                                                                     ----------------------------------
                                                                      October 8,         October 10,
                                                                         2000                1999
                                                                     --------------     ---------------
Cash Flows From Operating Activities:                                           (Unaudited)
      Net income                                                        $  7,923          $  3,068
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Gain on disposal of fixed assets                                    (129)             (999)
        Depreciation and amortization                                     25,628            23,868
        Amortization of deferred financing costs                           1,393             1,579
        Extraordinary loss on extinguishment of debt                           -               166
        Equity earnings in unconsolidated subsidiary                        (267)             (626)
        Decrease (increase) in:
           Trade notes and accounts receivable                            (1,902)           10,034
           Inventories                                                    (7,095)            9,219
           Prepaid expenses and other                                     (1,449)            8,234
        Increase (decrease) in:
           Accounts payable                                               (2,013)          (18,979)
           Accrued liabilities                                             4,555             2,963
           Other liabilities                                               7,482            (4,278)
                                                                     -------------      -------------

        Net cash provided by operating activities                         34,126            34,249
                                                                     -------------      -------------

Cash Flows From Investing Activities:
      Acquisition of property, plant and equipment                       (15,602)          (20,389)
      Proceeds from disposal of property, plant and equipment                149             2,920
      Other                                                               (1,317)           (1,985)
                                                                     -------------      -------------

        Net cash used in investing activities                            (16,770)          (19,454)
                                                                     -------------      -------------

Cash Flows From Financing Activities:
      Proceeds from issuance of common stock, net of costs                     -            20,163
      Payments on bank line of credit                                    (25,500)          (31,000)
      Borrowings on bank line of credit                                        -            10,000
      Payments on notes payable                                           (3,838)           (5,661)
      Change in payable to Parent and affiliates                               -            (1,681)
      Quarterly dividend paid                                                  -            (1,127)

                                                                     -------------      -------------

        Net cash used in financing activities                            (29,338)           (9,306)
                                                                     -------------      -------------

Increase (decrease) in cash and cash equivalents                         (11,982)            5,489

Cash and cash equivalents at beginning of period                          42,936            20,887
                                                                     -------------      -------------

Cash and cash equivalents at end of period                              $ 30,954          $ 26,376
                                                                     =============      =============

Noncash Investing and Financing Activities:
      Note to affiliates extinguished for common stock issued           $      -          $ 39,423
                                                                     -------------      -------------

        Total noncash transactions                                      $      -          $ 39,423
                                                                     =============      =============


  The accompanying notes are an integral part of these financial statements.

                              SMART & FINAL INC.
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

     The consolidated balance sheet as of October 8, 2000, the consolidated statements of income and cash flows for the sixteen and forty weeks ended October 8, 2000 and October 10, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 2, 2000.

2.   Recent Accounting Pronouncements

     In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which deferred the implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended SFAS No. 133. Currently, the Company has limited use of derivative financial instruments and believes that adoption of SFAS No. 133, as amended by SFAS No. 138, will not have a material impact on its results of operations or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was amended by SAB 101A and then SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position or results of operations when implemented.

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

3.   Fiscal years

     The Company's fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

4.   Comprehensive income

     Beginning in January 2000, in accordance with generally accepted accounting principles, the functional currency for the Company's Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in other comprehensive income (loss) and reflected in Accumulated other comprehensive loss within Stockholders' equity. During fiscal years 1997, 1998 and 1999, in accordance with generally accepted accounting principles, the functional currency had been the U.S. dollar and as such, foreign currency translation gains and losses were included in results of operations for those fiscal years.

     Comprehensive income was computed as follows, amounts in thousands:

                                              Sixteen Weeks Ended        Forty Weeks Ended
                                            ------------------------  -----------------------
                                            October 8,   October 10,  October 8,  October 10,
                                            ----------   -----------  ----------  -----------
                                               2000          1999        2000         1999
                                            ----------   -----------  ----------  -----------
Net income                                  $    4,095   $     2,220  $    7,923  $     3,068
Other comprehensive income:
Foreign currency translation adjustments          (164)            -  $       55  $         -
                                            ----------   -----------  ----------  -----------
Total comprehensive income                  $    3,931   $     2,220  $    7,978  $     3,068
                                            ==========   ===========  ==========  ===========

5.   Interest expense

     Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities and loans from its Parent. The Company paid $11.6 million and $17.2 million in interest expense in the forty weeks ended October 8, 2000 and October 10, 1999, respectively.

6.   Income taxes

     The Company and the Parent are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, based upon pre-tax income or loss, the Company has made tax sharing payments of $534,000 to the Parent in the forty weeks ended October 8, 2000 and received tax sharing benefits of $1,174,000 in the forty weeks ended October 10, 1999 from the Parent. The Company paid $60,000 and $55,000 of income taxes to states other than California in the forty weeks ended October 8, 2000 and October 10, 1999, respectively. The Company paid $3,685,000 of federal income taxes in the forty weeks ended October 8, 2000. The Company did not pay any federal income taxes in the forty weeks ended October 10, 1999 due to taxable losses in the first three quarters of 1999.

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

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

     The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

     For the sixteen weeks ended October 8, 2000:

                                                    Corporate
                             Stores    Foodservice   Expense    Total
                            ---------  ------------  --------  --------
Revenues from external
 customers                   $468,859     $118,454   $     -   $587,313
Intercompany real estate
 charge (income)                4,260            -    (4,260)         -
Interest income                     -            -       485        485
Interest expense                    -            -     4,655      4,655
Pre-tax income (loss)          13,055       (1,983)   (4,654)     6,418

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


  For the sixteen weeks ended October 10, 1999:


                                                         Corporate
                                  Stores    Foodservice   Expense      Total
                                ---------- ------------  ---------   ---------
Revenues from external
 customers                       $ 436,002     $119,888   $      -    $555,890
Intercompany real estate
 charge (income)                     4,213            -     (4,213)          -
Interest income                          -            -        344         344
Interest expense                         -            -      4,854       4,854
Pre-tax income (loss)               10,946       (3,736)    (4,244)      2,966


  For the forty weeks ended October 8, 2000:


                                                         Corporate
                                  Stores    Foodservice   Expense     Total
                                ---------- ------------  ---------  ----------
Revenues from external
 customers                      $1,120,398     $309,274   $      -  $1,429,672
Intercompany real estate
 charge (income)                    10,607            -    (10,607)          -
Interest income                          -            -      1,179       1,179
Interest expense                         -            -     11,831      11,831
Pre-tax income (loss)               27,073       (2,682)   (12,294)     12,097


  For the forty weeks ended October 10, 1999:

                                                         Corporate
                                  Stores    Foodservice   Expense     Total
                                ----------  -----------  ---------  ----------
Revenues from external
 customers                      $1,053,891     $318,944   $      -  $1,372,835
Intercompany real estate
 charge (income)                    10,555            -    (10,555)          -
Interest income                          -            -        745         745
Interest expense                         -            -     15,363      15,363
Pre-tax income (loss) before
 extraordinary item                 23,409       (5,007)   (14,231)      4,171


     Cost allocation for servicing stores was revised in 2000. If we had used the new allocation method, Foodservice pre-tax income would have been approximately $200,000 and $900,000 lower for the sixteen weeks and forty weeks ended October 10, 1999, respectively and Stores pre-tax

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

income would have been approximately $200,000 and $900,000 higher for the sixteen weeks and forty weeks ended October 10, 1999, respectively.

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


Summary

     Smart & Final Inc. (the "Company") reported net income of $4.1 million, or $0.14 per diluted share, for the sixteen weeks ended October 8, 2000, compared to net income of $2.2 million, or $0.08 per diluted share, in the sixteen-week period ended October 10, 1999.

     For the forty weeks ended October 8, 2000, the Company reported net income of $7.9 million, or $0.27 per diluted share, compared to net income of $3.1 million, or $0.12 per diluted share, in the forty weeks ended October 10, 1999. The 1999 results include an extraordinary loss on extinguishment of debt, net of tax, of $0.2 million, or $0.01 per diluted share.

     Operating earnings increased from $18.8 million in the first three quarters of the prior year to $22.7 million in the same period of the current year. The improvement is attributed to increased sales and improved gross margin rates, partially offset by increased operating and administrative expenses.

     Interest expense, net decreased $4.0 million in the first three quarters of 2000 primarily as a result of debt reduction from the proceeds of a $60 million common stock offering completed in June 1999.

Results of Operations

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

                                          Sixteen Weeks Ended         Forty Weeks Ended
                                       -------------------------  -------------------------
                                        October 8,   October 10,   October 8,   October 10,
                                          2000          1999         2000          1999
                                       --------      ----------    ----------   -----------
Sales:
 Store                                       79.8%         78.4%        78.4%         76.8%
 Foodservice distribution sales              20.2          21.6         21.6          23.2
                                            -----         -----        -----         -----
 Sales, consolidated total                  100.0         100.0        100.0         100.0
Cost of sales, buying and occupancy          85.9          86.8         86.2          87.1
                                            -----         -----        -----         -----
Gross margin                                 14.1          13.2         13.8          12.9
Operating and administrative expenses        12.3          11.9         12.2          11.5
                                            -----         -----        -----         -----
 Income from operations                       1.8           1.3          1.6           1.4
Interest expense, net                         0.7           0.8          0.7           1.1
                                            -----         -----        -----         -----
Income before income tax provision
 and extraordinary item                       1.1           0.5          0.8           0.3
Income tax provision                          0.4           0.2          0.3           0.1
                                            -----         -----        -----         -----
 Income from consolidated subsidiaries        0.7           0.3          0.5           0.2
Equity earnings in unconsolidated
 subsidiary                                     -           0.1            -             -
                                            -----         -----        -----         -----
 Income before extraordinary item             0.7           0.4          0.6           0.2
Extraordinary loss on extinguishment
 of debt, net of tax                            -             -            -             -
                                            -----         -----        -----         -----

Net income                                    0.7%          0.4%         0.6%          0.2%
                                            =====         =====        =====         =====


          The following table sets forth pre-tax profit or loss, in millions, for each of the Company's various reportable segments:

                                            Sixteen Weeks Ended         Forty Weeks Ended
                                         -------------------------  -------------------------
                                         October 8,   October 10,   October 8,   October 10,
                                            2000          1999         2000          1999
                                         ----------   -----------   ----------   -----------
Stores                                        $13.1         $10.9        $27.1         $23.4
Foodservice                                    (2.0)         (3.7)        (2.7)         (5.0)
                                              -----         -----        -----         -----
  Segment totals                               11.1           7.2         24.4          18.4
Interest and other corporate expenses           4.7           4.2         12.3          14.2
                                              -----         -----        -----         -----
Consolidated pre-tax income before
 extraordinary item                           $ 6.4         $ 3.0        $12.1         $ 4.2
                                              =====         =====        =====         =====

     Cost allocation for servicing stores was revised in 2000. If we had used the new allocation method, Foodservice pre-tax income would have been approximately $0.2 million and $0.9 million lower for the sixteen weeks and forty weeks ended October 10, 1999, respectively and Stores pre-tax income would have been approximately $0.2 million and $0.9 million higher for the sixteen weeks and forty weeks ended October 10, 1999, respectively.

Background

          The Company plans to continue its store expansion program in the remainder of fiscal 2000. In fiscal 1999, the Company's primary emphasis was on assimilating the 39 stores in the Pacific Northwest acquired in 1998:

                                Sixteen Weeks Ended        Forty Weeks Ended        Year Ended
                              -----------------------  -------------------------   ------------
                              October 8,  October 10,  October 8,    October 10,     January 2,
                                 2000        1999        2000           1999           2000
                              ----------  -----------  ----------    -----------   ------------
USA:
Beginning store count                213          212         212            209            209

Stores opened:
  New stores                           -            -           1              3              3
  Relocations                          -            -           1              -              -
Stores relocated or closed             -            -          (1)             -              -
                              ----------  -----------  ----------    -----------   ------------
Ending store count                   213          212         213            212            212
                              ----------  -----------  ----------    -----------   ------------

MEXICO:
Beginning store count                  6            6           6              6              6
New stores opened                      1            -           1              -              -
                              ----------  -----------  ----------    -----------   ------------
Ending store count                     7            6           7              6              6
                              ----------  -----------  ----------    -----------   ------------

Grand Total                          220          218         220            218            218
                              ==========  ===========  ==========    ===========   ============

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


Comparison of Sixteen Weeks Ended October 8, 2000 with Sixteen Weeks Ended October 10, 1999.

     Sales. Third quarter 2000 sales were $587.3 million, up 5.7% over the comparable 1999 period.

     Store sales increased 7.5%, from $436.0 million in third quarter 1999 to $468.9 million in third quarter 2000. Comparable store sales for the third quarter of 2000 increased 7.3% over the prior year period. Average comparable transaction size also increased by 3.8%, to $39.01 in the third quarter of 2000. Store sales reflect the three new stores opened in 1999 and two new and relocated stores opened in the first half of 2000.

     Foodservice distribution sales decreased 1.2% from $119.9 million in the third quarter of 1999 to $118.5 million in the current year third quarter.

     Gross Margin. Gross margin improved 12.4% from $73.4 million in the third quarter of 1999 to $82.5 million in the current year quarter. As a percentage of sales, gross margin improved from 13.2% in the prior year quarter to 14.1% in third quarter 2000. The primary factors in the improvement of gross margin rates were lower purchase costs due to the new national procurement program and expanded corporate brands, better store assortment mix and reduced distribution costs due to the improved efficiency at the new Commerce distribution center and cost reductions at Florida foodservice.

     Operating and Administrative Expenses. Operating and administrative expenses for the third quarter of 2000 were $72.0 million, up $6.0 million, or 9.1%, over the third quarter of 1999. These expenses, as a percentage of sales, increased from 11.9% in the third quarter of 1999 to 12.3% in the third quarter of 2000. Expenses increased mainly due to $1.4 million increase in marketing spending and $1.1 million increase in provision for performance-based incentive compensation. Without these increases, expenses, as a percentage of sales, decreased slightly to 11.8%. Increased marketing spending has been a factor in the strong sales increase in 2000. The provision for performance-based incentive compensation increased over prior year due to the improvement in Company performance. Additionally, the higher utility rates in California, due to deregulation, and a reduction in gains on sales of property in the current year caused an increase in expenses. These increases were offset by reduced expenses at foodservice that resulted from cost-cutting measures taken in the latter part of the prior year and lower consulting fees mainly related to improving procurement programs initiated during the third quarter of 1999.

     Interest expense, net. Interest expense, net decreased from $4.5 million in the third quarter of 1999 to $4.2 million in the third quarter of 2000.


Comparison of Forty Weeks Ended October 8, 2000 with Forty Weeks Ended October 10, 1999.

     Sales. Sales in the first three quarters of 2000 were $1,429.7 million, up 4.1% from the comparable 1999 period.

     Store sales increased 6.3%, from $1,053.9 million to $1,120.4 million in the first three quarters of 2000. Comparable store sales increased 5.9% in the first three quarters of 2000 over the prior year period. Average comparable transaction size also increased 2.9% to $38.15 in the first three quarters of 2000. Sales early in 2000 were soft due to customer Y2K stockpiling late in 1999 and heavy rainfall also impacted sales in the first quarter of the year.

     Foodservice distribution sales decreased 3.0% to $309.3 million for the first three quarters of 2000, but the rate of decline in the third quarter was lower than in the first half of 2000.

     Gross Margin. Gross margin improved 11.4% from $176.7 million in the first three quarters of 1999 to $196.9 million in the same period in 2000. As a percentage of sales, gross margin increased from 12.9% of sales for the first three quarters of 1999 to 13.8% in the comparable 2000 period. The primary factors in the improvement of gross margin rates were lower purchase costs due to the new national procurement program and expanded corporate brands, better store assortment mix and reduced distribution costs due to the improved efficiency at the new Commerce distribution center and cost reductions at Florida foodservice. Other than savings from the new national procurement program, improvement of foodservice margin rates was also attributable to a continuing focus on improved credit quality and profitability.

     Operating and Administrative Expenses. Operating and administrative expenses for the first three quarters of 2000 were $174.2 million, or 12.2% of sales, compared with $157.9 million, or 11.5% of sales, in the same period of 1999. Expenses increased, compared to the first three quarters of 1999, due to $3.0 million increase in marketing expense, $3.0 million increase in provision for performance-based incentive compensation and $1.3 million increase in consulting fees incurred mainly related to improving procurement programs. In addition, $1.0 million of retroactive medical insurance and other benefit charges were recorded in the forty-week period of 2000. No similar retroactive medical insurance and other benefit charges were recorded in the comparable period of 1999. Excluding these items, expenses, as a percentage of sales, increased slightly to 11.7%. Additionally, utility expenses increased due to higher rates in California as a result of deregulation but foodservice expenses decreased due to the cost reduction measures taken in the latter part of the prior year.

     Interest Expense, net. Interest expense, net decreased from $14.6 million, or 1.1% of sales, in the first three quarters of 1999 to $10.7 million, or 0.7% of sales, in the comparable 2000 period. This decrease was primarily a result of debt reduction from the net proceeds of a $60 million common stock offering completed in June 1999.


Financial Condition

     Cash and cash equivalents were $42.9 million on January 2, 2000 and $31.0 million at October 8, 2000. Operating activities provided cash of $34.1 million for the forty weeks ended October 8, 2000. For the first forty weeks of 2000, payments on bank and other debt were $29.3 million and investments in fixed asset and other additions were $16.7 million.

     During the forty weeks ended October 8, 2000, inventories increased by $7.1 million. The related accounts payable decreased $2.0 million. Trade notes and accounts receivable increased $1.9 million. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements.

     Stockholders' equity increased $8.5 million to $261.9 million at October 8, 2000. This increase includes $7.9 million of income for the first forty weeks of 2000, $0.5 million from the issuance of stock and other stock agreements and a $0.1 million gain in translation adjustment.


Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flow from operations. Cash provided by operating activities was $34.1 million in the first forty weeks of 2000. At October 8, 2000, the Company had cash of $31.0 million, compared to $42.9 million at January 2, 2000. The Company had $120.8 million of debt, excluding capital leases, and stockholders' equity of $261.9 million at October 8, 2000.

     The Company had $219.0 million committed under its Senior Secured Credit Facilities ("Credit Facilities") at October 8, 2000 and January 2, 2000. At October 8, 2000, the Company's borrowings under these facilities totaled $174.9 million compared with $200.4 million at January 2, 2000. At October 8, 2000, the Company had available $44.1 million of unused credit under these facilities.

     As of the end of third quarter, 2000, the Company was in compliance with all financial covenants contained in its loan agreements, as amended.

     The Credit Facilities expire in November of 2001. The Company plans to restructure and extend these facilities early in 2001. Given the Company's significantly improved financial position and excellent relationship with its lending group, the Company expects a successful restructuring process.

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

     Subsequent to the end of 1999, the Company believes that its operations are fully functioning and have not experienced any significant issues related to the Year 2000 or received any reports from third parties indicating any material Year 2000 incidents. The Company will continue monitoring for any potential problems and continue communicating with the third parties to assess any potential

Year 2000 issues throughout 2000. The Company cannot assure that there will not be an adverse impact on the Company if third parties do not appropriately address their Year 2000 issues in a timely manner. Although the Company does not believe any continued exposure exists, the Company has a contingency plan for possible Year 2000 issues and will continue to update these plans based on assessments of any subsequent Year 2000 issues as additional information becomes available.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     The Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. Interest rate risk is managed through the use of four interest rate collar agreements to hedge principal amounts of up to an aggregate of $100 million. These agreements limit LIBOR fluctuations to interest rate ranges from 4.7% to 8.0% and expire during various periods from October 2002 to September 2004. These agreements are entered into with major financial institutions thereby minimizing risk of credit loss.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               Exhibit Number      Description of Exhibit
               --------------      ----------------------

               10.127 Third Amendment to Participation Agreement dated as of August 25, 2000

               10.128 First Amendment to Deferred Compensation Agreements dated as of October 23, 2000*

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


                              SMART & FINAL INC.

                              By:



Date:  November 16, 2000               /s/ MARTIN A. LYNCH
                                -------------------------------------------
                                            Martin A. Lynch
                                        Executive Vice President,
                                       Chief Financial Officer, and
                                Principal Accounting Officer of the Company

                              SMART & FINAL INC.
                                 EXHIBIT INDEX


Exhibit Number      Description of Exhibit
--------------      ----------------------

10.127              Third Amendment to Participation Agreement dated as of
                    August 25, 2000

10.128 First Amendment to Deferred Compensation Agreements dated as of October 23, 2000*

27                  Financial Data Schedule

________

* Management contracts and compensatory plans, contracts and arrangements of the Company.