Form 10-K
period 2000-12-31
SMART & FINAL INC/DE
filed 2001-03-15
CIK 875751

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                             ____________________

                                   FORM 10-K
(Mark one)
                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                - For the fiscal year ended December 31, 2000
                                            -----------------
                                      OR

            ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                       Commission File Number 001-10811

                              SMART & FINAL INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                     95-4079584
State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            600 Citadel Drive
      City of Commerce, California                           90040
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

                                     None
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 28,  2001,  the  aggregate  market  value of Common  Stock  held
      ------------------
by nonaffiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $121,746,058
                                                         -----------
("nonaffiliates" excludes for this purpose executive officers, directors and the registrant's majority shareholder).

As of March 13, 2001,  the  registrant had  outstanding 29,284,964 shares of
      -----------------
Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 23, 2001 are incorporated by reference into Part III of this Form 10-K.

                              SMART & FINAL INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 2000
                                            -----------------

Caption                                                                                                                        Page
-------                                                                                                                        ----

PART I

Item 1        Business.......................................................................................................     3

Item 2        Properties ....................................................................................................    11

Item 3        Legal Proceedings..............................................................................................    12

Item 4        Submission of Matters to a Vote of Security Holders............................................................    12

PART II

Item 5        Market for the Registrant's Common Equity and Related Stockholder Matters......................................    13

Item 6        Selected Financial Data........................................................................................    14

Item 7        Management's Discussion and Analysis of Financial Condition and Results of
              Operations.....................................................................................................    15

Item 7A       Quantitative and Qualitative Disclosures about Market Risk.....................................................    20

Item 8        Financial Statements and Supplementary Data....................................................................    22

Item 9        Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.....................................................................................................    52


PART III

Item 10       Directors and Executive Officers of the Registrant.............................................................    52

Item 11       Executive Compensation.........................................................................................    52

Item 12       Security Ownership of Certain Beneficial Owners and Management.................................................    52

Item 13       Certain Relationships and Related Transactions.................................................................    52


PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................................   52

PART I

Item 1.       Business

General

      Smart & Final Inc. (the "Company") operated 214 non-membership warehouse grocery stores in Arizona, California, Florida, Idaho, Nevada, Oregon, and Washington at fiscal year end 2000 through its principal subsidiary, Smart & Final Stores Corporation, a California corporation and related entities (collectively "Smart & Final"). These stores operate under the trade names "Smart & Final" and "United Grocers Cash & Carry" ("Cash & Carry"). The Company's subsidiary, Smart & Final de Mexico S.A. de C.V. ("Smart & Final Mexico"), operates seven stores in Mexico through a joint venture with the operators of the Calimax store chain. The joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. and is reported on the equity basis of accounting.

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

      The Company also owns American Foodservice Distributors, a California corporation ("AFD"), which is a holding company for traditional broadline foodservice distributors. At year end, AFD owned 100% of Port Stockton Food Distributors, Inc., a California corporation doing business under the name Smart & Final Foodservice Distributors ("Smart & Final Foodservice"). Smart & Final Foodservice is an institutional full-line food distributor that also operates its own produce and meat processing units in northern California. At year end, AFD also owned 100% of Henry Lee Company, a Florida corporation, and Southern Foods and Orlando Foodservice divisions, meat processing and distribution divisions operating in Florida. All Florida foodservice operations are collectively referred to as "Florida Foodservice".

      The Company is a Delaware corporation headquartered in Los Angeles, and at fiscal year end 2000, had approximately 5,640 associates. In fiscal 2000, the Company had sales of $1,864 million.

      Financial information about the Company's segments is incorporated herein by reference from Note 14 to the Consolidated Financial Statements included in this report.

Smart & Final Stores

      Smart & Final stores specialize in providing merchandise and customer services to meet the foodservice and related needs of restaurants, caterers, clubs, organizations and small and mid-sized businesses. Most stores also attract value-oriented retail customers who prefer to purchase items in large sizes or quantities. Smart & Final stores carry a broad selection of items in a hybrid, retail/wholesale format. With an average size of 16,851 square feet, the stores' smaller footprint enables the Company to locate a greater number of stores in urban and suburban neighborhoods than warehouse club operators, which in turn provides a faster, more convenient shopping experience for the customer.

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

      In recent years, Smart & Final has begun operating stores in new geographic areas. In May 1998, the Company acquired 39 Cash & Carry stores, operating mainly in the Pacific Northwest. Smart & Final opened stores in Florida in 1996 and currently operates ten stores in Southern Florida. Although its operations in Florida are not yet profitable, the Company believes the state, with its vibrant economy, its significant Hispanic population, and its concentration of small independent restaurants and businesses, is an attractive growth market for its store concept.

      During the early to mid 1990's, the Company focused on opening stores in its existing markets and expanding in northern California. The Company plans to continue expansion in its mature market areas through relocations and remodels of existing stores and new store openings. In 1999 and 2000, Smart & Final concentrated on assimilating the Cash & Carry stores and also opened six new and relocated stores.

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

     The following table shows certain information regarding the Company's stores for the years indicated:

                                                Fiscal       Fiscal       Fiscal       Fiscal        Fiscal
                                                  2000         1999         1998         1997          1996
                                              --------    ---------     --------     --------     ---------
     USA
     Beginning store count                         212          209          167          168           155
     Stores opened:
       New stores                                    2            3            5            4            13
       Relocations                                   1            -            3            7             6
       Acquired                                      -            -           39            -             -
     Stores relocated or closed                     (1)           -           (5)         (12)           (6)
                                              --------    ---------     --------     ---------    ---------
     Ending store count                            214          212          209          167           168
                                              --------    ---------     --------     --------     ---------
     MEXICO
     Beginning store count                           6            6            5            5             3
     New stores opened                               1            -            1            -             2
                                              --------    ---------     --------     --------     ---------
     Ending store count                              7            6            6            5             5
                                              --------    ---------     --------     --------     ---------

     Total Ending Store Count                      221          218          215          172           173
                                              ========    =========     ========     ========     =========

     STATISTICAL DATA:
     Average selling square feet
       per store at end of period:
        USA                                     16,851       16,736       16,662       15,448        14,859
        MEXICO                                  17,681       17,350       17,350       16,946        16,946
     New store data:
       New markets stores (USA)                      -            1            1            1            10
       Average selling square feet:
        USA                                     18,453       20,900       21,079       21,462        16,788
        MEXICO                                  19,667            -       19,368            -        17,656


     Mexico operations are not consolidated and are reported on the equity basis of accounting.

     Developing new stores, from initiation of construction to store opening, requires approximately nine months for new locations and four months for retrofitting of existing buildings. Equipment and inventory for each new store averages $450,000 and $390,000, respectively. On average, each retrofitted store costs approximately $340,000 in leasehold improvements and requires up to $600,000 of equipment.

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

Merchandising

      Customers. Smart & Final stores service two primary customer bases: businesses and household consumers. Business customers include independent restaurants, caterers, mini-marts and other small businesses that do not receive regular delivery. In addition, large chain restaurants and other major foodservice operators use Smart & Final as a fill-in or backup supplier. Household consumers with large families, or those planning a party or stocking their pantry appreciate Smart & Final's convenient locations, high-quality products in large sizes and value. Clubs and organizations also find Smart & Final stores well suited to meet their foodservice needs.

      Product Assortment and Quality. Each Smart & Final store carries approximately 10,000 assorted food and related items in bulk sizes and quantities. The Company offers customers a wide product selection, including frozen and refrigerated foods, delicatessen products, fresh produce, paper products, janitorial supplies, restaurant equipment, tobacco, candy, snacks, beverages, and party supplies. Products regularly undergo a formalized profitability review that identifies items that should be added or removed. The Company is continuing the expansion of its fresh assortment by adding items to the selection of meat and produce. The Company believes the size, consistency, and depth of its product assortment satisfies customers' needs.

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

      During 2000, the Company continued to grow the sales and gross profit contribution of the corporate brands program. Each operating company actively markets the program. The core program consists of a three-quality-tiered structure, analogous to competitive programs. The SmartBuy(R) Brand is a standard grade, quality controlled brand positioned as "the price leader"; Smart & Final(R), the Company's national brand equivalent, is a consistent, quality-driven, competitively priced brand; and Smart & Final Premium Brand(R) represents the highest quality within the product line. There are approximately 2,200 stock keeping units (SKUs) represented by these brands.

      In addition to the core corporate brand program, the Montecito(R) and La Romanella(R) corporate brands are designed to reach niche ethnic markets while enhancing our core products.

The Company's authentic Hispanic-style brand, Montecito, represents over 100 SKUs. The La Romanella brand, a high quality line of Italian-style products, consists of approximately 175 SKUs.

      The Company introduced its new Snack'rs(R) brand in 2000. This rapidly expanding brand, now comprising 35 SKUs, is designed to significantly enhance sales and gross margins in the snack food category. In addition, a new brand of spices, Tradewinds(TM) was introduced during the year. The Tradewinds brand replaces the Company's original brand spices and will be sold in all Smart & Final divisions. The Company is developing additional brands for introduction in 2001.

      Management believes that the assortment and value of the Company's corporate brands are an important element in Smart & Final's market positioning.

      Pricing. Smart & Final attempts to identify and establish competitive pricing on key items in local markets including competitive pricing against warehouse clubs. The Company's pricing strategy is carefully coordinated with its overall assortment strategy and with other marketing programs. Incentives encourage customers to purchase the largest sizes and case quantities, thereby maximizing operating efficiencies within the distribution system. In addition, Smart & Final corporate brand items offer distinct price and value advantages over comparable national brands.

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

      Marketing. Smart & Final's marketing efforts are focused on building brand awareness and enhancing customer relationships. Brand awareness is built with broad-reach advertising, public relations efforts and strong market entry programs. Customer relationships are enhanced with loyalty card programs, targeted marketing and local store events. Suppliers participate in the Company's marketing programs, thereby reducing Smart & Final's marketing costs.

      Store Design and Size. Smart & Final stores are designed as convenient warehouse stores dedicated to easing the shopping experience. For the last three years, new and relocated stores have ranged between 12,000 and 34,000 square feet. Smart & Final stores are organized into dry grocery, beverages, frozen foods, janitorial, equipment and supplies, candy, snacks, party supplies and other departments. In addition, prototype designs are improved continually to enhance traffic flow, space utilization, departmentalization, adjacencies of merchandise, and overall visual appeal without diluting the convenient warehouse image. Each Smart & Final store normally has three to six checkout counters and is staffed by an average of 17 associates.

      Website. The Company has a site on the World Wide Web at http://www.smartandfinal.com. The Company's site features a catalog of 5,000 professional-quality kitchen equipment and supply items for sale online. Customers can also locate their nearest store or view current product specials on the site. New products and categories, new stores services and menus and recipes for entertaining are featured regularly. Other features of the site include a complete history of the Company, financial information and job opportunities. The Company's website is updated on a regular basis.

Operations

      Procurement. The Company believes Smart & Final's purchasing policies and procedures result in costs that are comparable to other companies purchasing similar quantities and types of merchandise. Service level goals and investment buying strategies are integral to the purchasing program. In addition, Smart & Final continually utilizes the efficiencies provided by cooperative buying organizations to facilitate low cost purchasing. These buying alliances supplement the normal buying activities of each distribution center. Smart & Final also strives to maintain close working relationships with its major suppliers to reduce its product and distribution costs. The Company is continuing the process of consolidating procurement of national brand products for all operating units. In 2000, several national procurement agreements were negotiated with suppliers, which reduced costs and contributed to increased gross profits.

      Smart & Final buys its products from approximately 1,800 different suppliers. The Company has not had any difficulty in the past, and does not expect any difficulties in the future, in obtaining products from suppliers.

      Distribution. Smart & Final supports the largest percentage of its western U.S. store network from a 445,000 square foot distribution center in Commerce, California that began operations in February 1999. This new facility replaced the older primary and satellite warehouses and, because of its higher ceiling height, has approximately double the aggregate storage capacity of the older facilities.

      In northern California, the Company operates a 270,000 square foot distribution facility, a 33,000 square foot freezer facility, an additional 100,000 square foot dry grocery warehouse, and two smaller facilities for fresh meat distribution and auxiliary storage. These facilities serve approximately 4,000 foodservice customers and 38 northern California Smart & Final stores. In Florida, the Company serves approximately 3,200 foodservice customers and ten Smart & Final stores from a 230,000 square foot dry and refrigerated grocery distribution center and a 99,000 square foot frozen food facility in Miami, Florida. The Cash & Carry stores are served through a service agreement with Unified Western Grocers, Inc., a grocery cooperative distributor.

      Smart & Final utilizes computerized inventory management systems, radio frequency technology, and integrated labor management systems in its warehouses.

      The Company operates a fleet of 224 tractors and 351 trailers that are either owned or leased. When possible, the Company increases the efficiency of its fleet by filling outbound trucks to capacity and utilizing a backhaul program for inbound deliveries.

      Management Information Systems. The Company has made substantial investments in new systems during the past several years, and expects to continue to invest in business technology as a means to enhance its competitive position.

      The Company's investments included more than $6 million to replace and upgrade the Point of Sale and Marketing Customer Relationship Management systems. These new systems are designed to enhance the customer shopping experience, help to better understand the Company's customers and to focus on the most important customers' needs while enabling the Company to benefit from electronic commerce.

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

American Foodservice Distributors

      American Foodservice Distributors ("AFD") is a holding company for the Company's two institutional broadline foodservice distributors, Smart & Final Foodservice and Henry Lee Company, and for its Southern Foods and Orlando Foodservice divisions operating in Florida. Smart & Final Foodservice also owns Davis Lay and Craig and Hamilton branded operations that operate produce and meat processing facilities, respectively. AFD's 2000 sales were $400.2 million. In addition to a broadline assortment, AFD provides its customers primary services including product delivery, extension of credit and ancillary services such as restaurant equipment and supplies. The full-line assortment for these distributors features dry grocery, frozen foods, fresh meat, deli products, produce, tobacco, health and beauty aids, paper and packaging, janitorial supplies, and restaurant equipment and supplies.

      AFD has distribution facilities and offices in Stockton, California and serves northern California markets from the Bay Area on the west to the Sierra on the East, Eureka on the North and Fresno on the South. AFD's northern California operations also serve 38 northern California Smart & Final stores. During 2000, approximately 14% of AFD's northern California sales were Smart & Final corporate brand products.

      AFD, through its Henry Lee and Smart & Final Foodservice subsidiaries, is a large member of UniPro Foodservice, Inc., a buying group with annual member sales of over $12 billion. AFD is also a member of the DMA Major Account sales group.

      AFD's Florida operations are headquartered in Miami, Florida and serves foodservice operator customers primarily located in the State of Florida and certain markets in the Caribbean, and southern and central America. AFD's distribution center in Miami provides the infrastructure to also service Smart & Final stores in Florida. During 2000, approximately 10% of AFD's Florida sales were Smart & Final corporate brand products. AFD serves approximately 7,200 foodservice customers such as restaurants, coffee shops, hotels, cruise ships, and institutions. At year end AFD employed approximately 1,240 associates.

Smart & Final Mexico

      The Company's 100%-owned subsidiary, Smart & Final Mexico, is a Mexican holding company that owns 50% of a joint venture which operates seven stores in Mexico. Operating results from the joint venture are reported on the equity basis of accounting.

Competition

      The Company participates in the highly competitive $154 billion annual sales domestic food distribution industry. Its competitors include membership and non-membership warehouse stores, wholesale distributors, supermarkets, and other retailers. Many of the Company's competitors have greater financial, distribution and marketing resources, as well as greater name recognition than the Company.

      The warehouse club industry generated sales of $61 billion in 1999, approximately 60% of which were in food and related products. The Company's three major warehouse club competitors are Costco Wholesale Corporation, BJ's Wholesale Club and the SAM's Club division of Wal-Mart Stores. The industry has experienced intense price competition, product innovation and rapid store growth over the past several years. The Company competes effectively with membership clubs by offering a broader and more consistent foodservice assortment, more convenient shopping facilities and locations, a high level of customer service and competitive pricing.

      The traditional foodservice distribution market, in which AFD operates and in which Smart & Final competes to a lesser extent, is very competitive and highly fragmented. Major competition consists of national operators such as Sysco Corporation, Alliant Foodservice, the U.S. Foodservice division of Ahold USA and many smaller, regional distributors. The top 50 broad-line distributors are believed to represent approximately 30% of the total foodservice market.

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

      At fiscal year end, the Company and its subsidiaries employed approximately 5,640 persons, including 4,400 at Smart & Final, 690 at Smart & Final Foodservice, and 550 at Florida Foodservice.

      Hourly associates employed by 17 Cash and Carry stores are party to a labor contract previously negotiated between the United Brotherhood of Teamsters ("Teamsters") and United Grocers, Inc. The Cash and Carry Stores were acquired from United Grocers, Inc. in 1998 and Smart & Final assumed the Teamsters Contract. Approximately 100 associates are covered by this contract, which expires April 1, 2001. The Company intends to negotiate a new agreement with the Teamsters. Smart & Final Foodservice is a party to an agreement with its Food Distribution Associates Association, representing approximately 400 associates, which contains certain procedures and policies with respect to management and associate relations. The Company considers relations with its associates to be good.


Item 2.       Properties

      As of fiscal year end 2000, the Company leased 132 store properties directly from third party lessors, with an average remaining lease term of ten years. The Company leased 15 store properties, at year end, under its secured lease facility described below. In addition, the Company has eight stores on real property that is ground leased from third party lessors. The remaining 59 store properties are owned.

      The Company occupies a 445,000 square foot distribution facility in Commerce, California that is leased under the secured lease facility described below. The Company maintains its headquarters in an 81,000 square foot leased facility in Commerce, California.

      AFD supports its northern California customers from an owned 33,000 square foot freezer facility and a 270,000 square foot distribution facility leased under the secured lease facility described below. Additionally, the Company has one and a half years remaining under a three-year lease for 100,000 square feet of additional dry grocery warehouse space and leases two smaller facilities for fresh meat distribution and auxiliary storage. These facilities are located in Stockton, California.

      In Florida, AFD operates a 230,000 square foot warehouse in Miami, Florida, including 22,000 square feet of office space. AFD also occupies 7,600 square feet of space used as a maintenance facility for its fleet. Both of these facilities are leased from the former owners of Henry Lee. These leases expire in August 2005. The leases contain terms and rates that are considered equivalent to those available from unrelated third party lessors. AFD also operates a 99,000 square foot frozen food facility in Miami, Florida that is leased under the secured lease facility described below.

      The Company plans to continue to lease properties, but also may elect to own some of its new stores on an interim or permanent basis. The Company has a $90 million secured lease facility, which provides for the lease of the distribution center in Stockton, California and for store expansion and distribution facilities in California and Florida. As of December 31, 2000, $84.6 million had been utilized under this facility for various store and distribution facilities.


Item 3.       Legal Proceedings

      The Company is from time to time involved in litigation incidental to the conduct of its business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty, in the opinion of management, none of the litigation in which the Company is currently involved, individually or in the aggregate, is expected to result in a material effect on the Company's financial position or results of operations.


Item 4.       Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the security holders of the Company for a vote during the quarter ended December 31, 2000.

PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

      The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol SMF. As of March 13, 2001 there were approximately 208 registered holders of the common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $10.75. The following table sets forth the high and low sales prices of the common stock as reported on the NYSE composite tape for the periods indicated. There were no cash dividends declared during the Company's two most recent fiscal years.

                                                     High             Low
                  ------------------------------------------------------------
                  First Quarter of 1999              10 1/8           8
                  Second Quarter of 1999             12 9/16          8 3/4
                  Third Quarter of 1999              10 15/16         9 1/8
                  Fourth Quarter of 1999             9 7/8            6
                  First Quarter of 2000              8 1/8            5 1/2
                  Second Quarter of 2000             8 11/16          6 11/16
                  Third Quarter of 2000              8 1/8            6 3/16
                  Fourth Quarter of 2000             8 13/16          6 3/8

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

Item 6.      Selected Financial Data

                            SELECTED FINANCIAL DATA
             (in thousands, except per share and statistical data)

                                                                                           Fiscal Year (A)
                                                                  ------------------------------------------------------------------
                                                                     2000         1999         1998 (D)     1997 (C)      1996
                                                                  ----------   ----------     ----------   ----------  ----------
Income Statement Data:
      Sales                                                       $1,863,895   $1,793,142     $1,661,629   $1,453,020  $1,302,561
      Gross margin                                                   258,083      234,360        205,688      194,663     190,395
      Income from operations                                          29,974       24,620          1,151       15,930      42,588
      Interest expense, net                                           13,368       17,997         13,304        8,117       3,373
      Income (loss) before provision for income taxes,
           minority share of net income, extraordinary item
           and cumulative effect of accounting change                 16,606        6,623        (12,153)       7,813      39,215
      Net income (loss)                                               11,044        4,726         (8,659)       6,636      24,334
      Earnings (loss) per common share, assuming dilution               0.38         0.18          (0.38)        0.29        1.15
      Dividend per share (E)                                      $        -   $        -     $     0.20   $     0.20  $     0.20
      Weighted average diluted common shares outstanding              29,244       26,321(F)      22,596       22,753      21,206

Financial Data (at fiscal year end):
      Cash and cash equivalents                                   $   23,328   $   42,936     $   20,887   $   22,891  $   16,795
      Working capital (deficit)                                       30,403      135,931        (12,385)      68,482      79,245
      Total assets                                                   582,341      582,599        582,264      488,145     441,424
      Long-term debt and capital leases, excluding
           current maturities                                         35,472      157,470         78,712       80,024      82,644
      Stockholders' equity                                           264,865      253,447(F)     189,286      200,329     195,655(B)

Other Statistical Data:
      Comparable store sales growth                                     5.5%          5.3%          (0.2)%        2.0%        2.7%
      Stores at year end (including Mexico)                              221          218            215          172         173
      Total retail square footage at year end (thousands)              3,730        3,652          3,586        2,610       2,496
      Sales per selling square foot                               $      410   $      391     $      396   $      389  $      406
      Store customer transactions (thousands)                         38,493       37,289         33,048       33,538      31,132
      Employees at year end                                            5,640        5,308          5,447        5,205       4,577

__________________

(A) For all years, 52 weeks except fiscal year 1997, which had 53 weeks.

(B) 1,625,000 of common shares were issued on December 29, 1996 to affiliated companies for $38 million in connection with acquisition of 91 properties and leasehold interests.

(C) Amounts include results of Davis Lay division from May 1997 and results of Orlando Foodservice Inc., Capricorn Foods of Central Florida, Inc. and Southern Foods since their dates of asset acquisitions in September 1997.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the "Selected Financial Data" and the financial statements and related notes thereto included elsewhere in this Form 10-K. The following table sets forth the consolidated statements of operations data. Percentages do not aggregate due to rounding.

                                                            52 Weeks                 52 Weeks                 52 Weeks
(Dollars in millions, except per share amounts)                2000                     1999                      1998
===========================================================================================================================
Sales:
     Stores                                           $  1,463.7     78.5%      $ 1,382.0     77.1%      $ 1,205.6     72.6%
     Foodservice                                           400.2     21.5           411.1     22.9           456.0     27.4
     Sales, consolidated total                           1,863.9    100.0         1,793.1    100.0         1,661.6    100.0
-----------------------------------------------------------------------------------------------------------------------------
Cost of sales, buying and occupancy:
     Stores                                              1,240.5     84.8         1,183.3     85.6         1,027.4     85.2
     Foodservice                                           365.3     91.3           375.5     91.3           428.5     94.0
     Total cost of sales, buying and occupancy           1,605.8     86.2         1,558.8     86.9         1,455.9     87.6
=============================================================================================================================
Gross margin                                               258.1     13.8           234.3     13.1           205.7     12.4
-----------------------------------------------------------------------------------------------------------------------------
Operating and administrative expenses                      228.1     12.2           209.7     11.7           204.5     12.3
-----------------------------------------------------------------------------------------------------------------------------
Income from operations                                      30.0      1.6            24.6      1.4             1.2      0.1
-----------------------------------------------------------------------------------------------------------------------------
Interest expense, net                                       13.4      0.7            18.0      1.0            13.3      0.8
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting change                               16.6      0.9             6.6      0.4           (12.1)    (0.7)
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                                 6.4      0.3             2.5      0.1            (4.3)    (0.3)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from consolidated subsidiaries                10.2      0.5             4.1      0.2            (7.8)    (0.5)
-----------------------------------------------------------------------------------------------------------------------------
Equity earnings in unconsolidated subsidiary                 0.8      -               0.7      -               0.2      -
-----------------------------------------------------------------------------------------------------------------------------
Extraordinary loss on extinguishment of debt                 -        -               0.1      -               -        -
-----------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                       -        -               -        -               1.1      0.1
=============================================================================================================================
Net income (loss)                                     $     11.0      0.6%      $     4.7      0.3%      $    (8.7)    (0.5)%
=============================================================================================================================
Earnings (loss) per common share                      $     0.38                $    0.18                $   (0.39)
=============================================================================================================================
Earnings (loss) per common share,
  assuming dilution                                   $     0.38                $    0.18                $   (0.38)
=============================================================================================================================

================================================================================
Results of operations

      The Company's net income was $11.0 million, or $0.38 per diluted share, in 2000, compared with net income of $4.7 million, or $0.18 per diluted share, in 1999, and net loss of $8.7 million, or $(0.38) per diluted share, in 1998. The following table sets forth pre-tax income or loss, in millions, for each of the Company's various reportable segments:

                                                                2000             1999              1998
                                                          -------------    -------------    --------------
         Stores                                           $        36.9    $        31.9    $         23.1
         Foodservice                                               (5.3)            (7.5)            (18.0)
                                                          -------------    -------------    --------------
           Segment totals                                          31.6             24.4               5.1
         Interest and other corporate expenses                    (15.0)           (17.8)            (17.2)
                                                          -------------    ----------------  ------------

           Consolidated pre-tax income (loss)             $        16.6    $         6.6     $       (12.1)
                                                          =============    =============     =============

      Cost allocation for servicing stores was revised in 2000. If the new allocation method had been used, Foodservice pre-tax loss would have been approximately $0.7 million greater in 1999 and $0.6 million lower in 1998, respectively and Stores pre-tax income would have been approximately $0.7 million higher in 1999 and $0.6 million lower in 1998, respectively.

Change in management

      In November 1998 the Company announced that Robert J. Emmons would retire from his position as Chief Executive Officer and would resign from the Company's Board of Directors effective January 4, 1999. The Board requested one of its members, Ross Roeder, to assume the position of Chairman of the Board and Chief Executive Officer, replacing Emmons. Roeder immediately proceeded with an assessment of the overall business and developed a plan to redirect the Company's business and improve operating efficiency. As a result, a number of specific actions were taken late in 1998 that reduced earnings for the 1998 fourth quarter and year and contributed to the earnings improvement in subsequent years.

A number of factors impacted the results of operations in 2000 and 1999:

Factors affecting 2000 results:
      . Improved margins as a result of the national procurement program, expanded corporate brands, store assortment mix changes and reduced distribution costs.
      . Expanded marketing programs and related strong same store sales growth.
      . Increased incentive compensation based on the Company's better performance.
      . Decreased interest expense primarily due to the $60 million common stock offering completed in June 1999 and $35 million of additional debt reduction from cash flows in 2000.

Factors affecting 1999 results:
      . Significantly higher interest expense primarily due to higher interest rates as a result of the Company's debt restructuring in late 1998. The increased interest expense moderated in the second half of 1999 due to the debt reduction resulting from the $60 million common stock offering in June 1999.
      . Outside consulting fees of $1.5 million were incurred in the third and fourth quarters of 1999. These fees mainly related to improving procurement programs.

      During 2000, sales increased only moderately in the first quarter because customer Year 2000 stockpiling late in 1999 and heavy rainfall in the Company's primary markets during the first quarter of 2000 significantly reduced sales. Earnings improved consistently in all quarters of 2000 due to better gross margins at both stores and foodservice, reduced interest expense and, in the last three quarters, strong stores sales growth.

      The improvement in 1999 earnings was attributable to higher sales, primarily from the acquisition of the Cash & Carry stores in May 1998, improved gross margins, and reduced operating expenses.

      Quarterly earnings per common share, assuming dilution:

                             First       Second       Third     Fourth    Year
                          ---------    ----------   --------   --------  -------
              2000        $   0.02     $    0.11    $  0.14    $  0.11   $  0.38
              1999           (0.02)         0.06       0.08       0.06      0.18

Sales. Sales were $1,863.9 million in 2000, $1,793.1 million in 1999, and $1,661.6 million in 1998. Sales include those of the Cash & Carry store operations following its acquisition in May 1998. Cash & Carry sales were $294.5 million in 2000, $253.7 million in 1999 and $164.5 million in 1998 following the acquisition. Total sales increased 3.9% in 2000, 7.9% in 1999 and 14.4% in 1998.

      Store sales, including Cash & Carry, increased 5.9% in 2000, 14.6% in 1999 and 14.9% in 1998. Same store sales increased 5.5% in 2000, compared to a 5.3% increase in 1999 and a 0.2% decline in 1998. Fourteen new and relocated stores, three in 2000, three in 1999 and eight in 1998, respectively, were opened during the three-year period. Additionally, 39 stores were acquired from United Grocers, Inc. in 1998. Foodservice sales decreased 2.7% in 2000 and 9.8% in 1999 and increased 12.9% in 1998, respectively. Foodservice sales declined in part due to adoption of tighter credit policies in late 1998 and elimination of unprofitable sales but the rate of decline has stabilized and foodservice sales have increased in recent periods.

Gross margin. As a percentage of sales, gross margin was 13.8% in 2000, 13.1% in 1999, and 12.4% in 1998. Gross margin improved in 2000 due to the national procurement program, expanded corporate brands, store assortment mix changes and improved distribution efficiency. The increase in gross margin in 1999 was due to a number of factors: higher foodservice margins achieved by a focus on improved credit quality and profitability and a lower overall mix of foodservice sales which carry lower margins than store sales. These increases were partially offset by start-up inefficiencies at the Commerce warehouse that began operations in February 1999 and increased store occupancy costs due to new and remodeled stores and new technology.

Operating and administrative expenses. Operating and administrative expenses were 12.2% of sales in 2000, 11.7% in 1999, and 12.3% in 1998. The expense increase in 2000 is attributable to several targeted programs including increased marketing expense that was a factor in the strong sales increases, higher provision for performance-based incentive compensation and increased store labor to provide increased store service levels, despite continuing rigid expense controls. For 1999, expenses as a percentage of sales decreased due to the inclusion of Cash & Carry operations, which operate at lower expense levels, and the intensive corporate-wide expense-reduction program implemented early in 1999. The major factors of the higher expenses as a percentage of sales in 1998 were the charges incurred in connection with the program to redirect the Company's business and improve operating efficiency.

Interest expense, net. Interest expense, net decreased in 2000 to $13.4 million, compared to $18.0 million in 1999 and $13.3 million in 1998. The decrease in 2000 was primarily due to the debt reduction as a result of the $60 million common stock offering completed in June 1999 and an additional $35 million debt reduction from cash flows in 2000. The increase in 1999 was primarily the result of higher interest rates as a result of the Company's debt restructuring in late 1998.

Equity earnings in unconsolidated subsidiary

      The Company has a 50% interest in a Mexico joint venture that operates seven stores in Mexico and produced $0.8 million in equity earnings in 2000, $0.7 million in 1999 and $0.2 million in 1998. Two new stores were opened between 2000 and 1998.

Liquidity and capital resources

      Historically, the Company's primary source of liquidity has been cash flows from operations and retained earnings. In addition, the Company has availability under bank facilities. In 2000, net cash provided by operating activities was $43.2 million as compared to $54.4 million in 1999. The decrease in cash provided by operating activities generally reflects the timing of receipts and disbursements. The aggregate amount that will be required for the Company's expansion program and other capital expenditures in 2001 is estimated to be approximately $40.0 million.

      The Company has Senior Secured Credit Facilities ("Credit Facilities") with a group of banks totaling $240 million, including a $150 million Revolving Credit Facility ("Revolving Loan") and a $90 million Secured Lease Facility. These facilities expire on November 13, 2001. At the Company's option, the Revolving Loan can be used to support up to $10 million of commercial letters of credit. Interest for these facilities is at LIBOR, or the Administrative Agent's reference rate, plus designated amounts. No principal repayments are due prior to the final maturity. However, under certain conditions, pay-downs toward the facilities are treated as permanent reductions to the amount available. As of December 31, 2000, the total amount committed under these facilities was $219 million reflecting $21 million of permanent pay-downs during 1999. At fiscal year end 2000, $87.0 million was outstanding under the Revolving Loan and $84.6 million was utilized under the Secured Lease Facility. The Senior Secured Credit Facilities contain restrictions on cash dividends declared or paid and capital expenditures and require the Company to maintain certain fixed charge coverage ratios and other financial ratios.

      At fiscal year end 2000, the Company's Loan Agreement ("Casino Loan") with Casino USA, Inc. had an outstanding balance of $16.0 million. The Casino Loan matures on February 15, 2002. No principal repayments are due prior to the final maturity. Interest for this loan is the sum of the rate under Revolving Loan plus 25 basis points. The Casino Loan agreement contains covenants requiring the Company to maintain certain financial ratios.

      At fiscal year end 2000, the Company was in compliance with financial covenants contained in the Senior Secured Credit Facilities and Casino Loan, as amended.

      The Credit Facilities expire in November of 2001. The Company plans to restructure and extend these facilities during 2001. Given the Company's significantly improved financial position and excellent relationship with its lending group, the Company expects a successful restructuring process.

      The Company had cash and cash equivalents of $23.3 million, stockholders' equity of $264.9 million and debt, excluding capital leases, of $115.7 million at the end of fiscal year 2000. The debt consists of $87.0 million outstanding on the revolving credit line, the $16.0 million Casino Loan, a $12.5 million five-year unsecured note issued to United Grocers, Inc. as a result of acquisition of its Cash & Carry stores and $0.2 million other notes payable. The weighted average interest rate, including all associated fees, on the Company's variable rate debt for 2000 was 11.04%.

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

Year 2000

      Full compliance of the Company's Year 2000 program was completed before the end of 1999. Subsequent to the end of 1999 and throughout 2000, the Company did not experience any significant issues related to the Year 2000 or receive any reports from third parties indicating any material Year 2000 incidents. All end-of-period reporting programs have been exercised and audited with no material errors discovered. The Company experienced sales increases in the final weeks of fiscal 1999, which it believes were due to customers' stockpiling in preparation for possible year end interruptions in product availability. Consequently, the Company experienced sales decreases in the first few weeks of fiscal 2000.

Seasonality

      Historically, the Company's sales have followed a seasonal pattern in which first quarter sales tend to be the weakest. Third quarter sales are high because the third quarter includes four four-week periods, whereas the other quarters include three four-week periods. Sales distribution by quarter in 2000 was 21% in the first quarter, 24% in the second, 32% in the third, and 23% in the fourth.

Inflation

      The Company's primary costs, merchandise and labor, as well as utility costs are affected by a number of factors that are beyond the Company's control. These factors include the price of merchandise, the competitive climate, and the general and regional economic conditions. As is typical in the food industry, the Company has generally been able to maintain margins by adjusting its selling prices. But competitive conditions may, from time to time, render it unable to do so while maintaining or increasing its market share.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

      The Company is exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. dollar and Mexican Peso. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. The Company's exposure to foreign exchange rates is limited. The Company does not hold or issue financial instruments for trading purposes, nor engage in other speculative or leveraged transactions.

      Interest rate risk is managed through the use of interest rate collar agreements to hedge principal amounts of up to an aggregate of $100 million. These agreements are entered into with major financial institutions thereby minimizing risk of credit loss. See Note 4 to the consolidated financial statements for a more complete description of the Company's interest rate collars.

Interest Rate Sensitivity Analysis

      The following analysis presents the sensitivity to the earnings of the Company if these changes occurred at December 31, 2000. The range of changes chosen for this analysis reflects the Company's view of changes that are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects that could impact the Company's business as a result of these changes in interest.

      At December 31, 2000, the Company had debt, excluding capital leases, totaling $115.7 million and interest rate collar agreements with a notional value of $100 million. The interest rate collar agreements limit LIBOR fluctuations to interest rate ranges from 4.70% to 8.00% and expire during various periods from October 2002 to September 2004. As of December 31, 2000, the six-month LIBOR rate was 6.20%.

      At December 31, 2000, the Company had $103.0 million of variable rate debt and $12.7 million of fixed rate debt. Holding other variables constant (such as debt levels), the earnings and cash flows impact of a one-percentage point change in interest rates would be approximately $0.7 million.

Foreign Currency Risk

      The Company's exposure to foreign currency risk is limited to the Company's operations under Smart & Final Mexico and the equity earnings in its Mexico joint venture. The Company's other transactions are conducted in U.S. dollars and are not exposed to fluctuation in foreign currency. The Company does not hedge on foreign currency and therefore is not exposed to such hedging risk.

Credit Risk

      The Company is exposed to credit risk on accounts receivable. The Company provides credit primarily to foodservice distribution customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

Forward-Looking Statements

      When used in this report, the words "believe," "expect," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. The following important factors, among others, could cause the Company's results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements; (iii) deterioration in general or regional economic conditions; (iv) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (v) loss of customers or sales weakness; (vi) inability to achieve future sales levels or other operating results; (vii) the unavailability of funds for capital expenditures; and (viii) operational inefficiencies in distribution or other Company systems. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial positions and results of operations.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this section:



Report of Independent Public Accountants                                 23

Consolidated Balance Sheets                                              24

Consolidated Statements of Operations                                    25

Consolidated Statements of Stockholders' Equity                          26

Consolidated Statements of Cash Flows                                    27

Notes to Consolidated Financial Statements                               28

Supplementary Data - Summary of Quarterly Results of Operations          50

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Smart & Final Inc.:


We have audited the accompanying consolidated balance sheets of Smart & Final Inc. (a Delaware corporation and a 57.1 percent owned subsidiary of Casino USA, Inc.) and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart & Final Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
February 16, 2001

                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
                     December 31, 2000 and January 2, 2000
                 (dollars in thousands, except share amounts)


                                                                                           December 31,            January 2,
ASSETS                                                                                         2000                   2000
------                                                                                  ------------------      ----------------
Current assets:
     Cash & cash equivalents                                                                 $     23,328            $   42,936
     Trade notes and accounts receivable, less allowance for
       doubtful accounts of $3,182 in 2000 and $4,687 in 1999                                      68,776                63,494
     Inventories                                                                                  170,276               154,550
     Prepaid expenses                                                                               6,426                 7,835
     Deferred tax asset                                                                            10,890                10,834
                                                                                        ------------------      ----------------
             Total current assets                                                                 279,696               279,649
Property, plant and equipment:
     Land                                                                                          36,338                35,742
     Buildings and improvements                                                                    29,559                29,116
     Leasehold improvements                                                                       104,646                95,337
     Fixtures and equipment                                                                       182,678               166,234
                                                                                        ------------------      ----------------
                                                                                                  353,221               326,429
     Less - Accumulated depreciation and amortization                                             146,904               122,499
                                                                                        ------------------      ----------------
             Net property, plant and equipment                                                    206,317               203,930

Assets under capital leases, net of accumulated
  amortization of $8,098 in 2000 and $7,233 in 1999                                                 6,877                 8,343
Goodwill, net of accumulated amortization of $5,203 in 2000 and $3,640 in 1999                     53,524                55,087
Deferred tax asset                                                                                  6,051                 4,734
Other assets                                                                                       29,876                30,856
                                                                                        ------------------      ----------------
                Total assets                                                                 $    582,341            $  582,599
                                                                                        ==================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current maturities of long-term debt                                                    $     91,209           $     3,928
     Accounts payable                                                                             102,858                92,513
     Accrued salaries and wages                                                                    15,538                13,127
     Other accrued liabilities                                                                     39,688                34,150
                                                                                        ------------------      ----------------
             Total current liabilities                                                            249,293               143,718
Long-term liabilities:
     Notes payable, net of current maturities                                                      10,117                12,865
     Notes payable to Parent                                                                       15,965                15,965
     Bank debt                                                                                          -               117,500
     Obligations under capital leases                                                               9,390                11,140
     Other long-term liabilities                                                                   12,632                 9,179
     Workers' compensation reserve, postretirement and postemployment benefits                     20,079                18,785
                                                                                        ------------------      ----------------
             Total long-term liabilities                                                           68,183               185,434
Stockholders' equity:
     Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)                     -                     -
     Common stock, $0.01 par value (authorized 100,000,000 shares;
       29,203,114 shares issued and outstanding in 2000 and 29,136,995 in 1999)                       292                   291
     Additional paid-in capital                                                                   204,898               204,450
     Notes receivable for stock                                                                      (100)                 (100)
     Accumulated other comprehensive loss                                                            (915)                 (835)
     Retained earnings                                                                             60,690                49,641
                                                                                        ------------------      ----------------
             Total stockholders' equity                                                           264,865               253,447
                                                                                        ------------------      ----------------
                Total liabilities and stockholders' equity                                   $    582,341            $  582,599
                                                                                        ==================      ================

 The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Fiscal Years Ended December 31, 2000, January 2, 2000
                              and January 3, 1999
               (dollars in thousands, except per share amounts)


                                                                                                Fiscal Year
                                                                             -----------------------------------------------------
                                                                                   2000               1999               1998
                                                                             -----------------------------------------------------
Sales                                                                        $   1,863,895        $ 1,793,142       $  1,661,629
Cost of sales, buying and occupancy                                              1,605,812          1,558,782          1,455,941
                                                                             -------------        -----------       ------------
Gross margin                                                                       258,083            234,360            205,688
Operating and administrative expenses                                              228,109            209,740            204,537
                                                                             -------------        -----------       ------------
         Income from operations                                                     29,974             24,620              1,151

Interest expense, net                                                               13,368             17,997             13,304
                                                                             -------------        -----------       ------------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of accounting change                                            16,606              6,623            (12,153)
Income taxes                                                                         6,395              2,479             (4,397)
                                                                             -------------        -----------       ------------
         Income (loss) from consolidated subsidiaries                               10,211              4,144             (7,756)
Equity earnings in unconsolidated subsidiary                                           833                748                187
                                                                             -------------        -----------       ------------
         Income (loss) before extraordinary item and
           cumulative effect of accounting change                                   11,044              4,892             (7,569)
Extraordinary loss on extinguishment of debt, net of
  tax effect of $147                                                                     -                166                  -
Cumulative effect of accounting change (start-up costs, net of
  tax effect of $758)                                                                    -                  -              1,090
                                                                             -------------        -----------       ------------
         Net income (loss)                                                   $      11,044        $     4,726       $     (8,659)
                                                                             =============        ===========       ============


Earnings (loss) per common share:
     Earnings (loss) per common share before extraordinary item and
       cumulative effect of accounting change                                $        0.38        $      0.19       $      (0.34)
     Extraordinary loss on extinguishment of debt per common share                       -              (0.01)                 -
     Cumulative effect of accounting change per common share                             -                  -              (0.05)
                                                                             -------------        -----------       ------------
     Earnings (loss) per common share                                        $        0.38        $      0.18       $      (0.39)
                                                                             =============        ===========       ============
Weighted average common shares                                                  29,191,420         26,282,704         22,474,048
                                                                             =============        ===========       ============
Earnings (loss) per common share, assuming dilution:
     Earnings (loss) per common share, assuming dilution, before
       extraordinary item and cumulative effect of accounting change         $        0.38        $      0.19       $      (0.33)
     Extraordinary loss on extinguishment of debt per common share                       -              (0.01)                 -
     Cumulative effect of accounting change per common share                             -                  -              (0.05)
                                                                             -------------        -----------       -------------
     Earnings (loss) per common share, assuming dilution                     $        0.38        $      0.18       $      (0.38)
                                                                             =============        ===========       ============

Weighted average common shares and common share equivalents                     29,244,451         26,321,476         22,595,705
                                                                             =============        ===========       ============
Dividend per common share                                                    $           -        $         -       $       0.20
                                                                             =============        ===========       ============

      The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      For the Fiscal Years Ended December 31, 2000, January 2, 2000 and
                                January 3, 1999
                 (dollars in thousands, except share amounts)

                                                                                             Accumulated
                                               Common Stock        Additional    Notes         Other                    Total
                                          -----------------------
                                          Number of                 Paid-in    Receivable  Comprehensive   Retained   Stockholders'
                                           Shares       Amount      Capital    for Stock        Loss       Earnings      Equity
                                          -----------  ---------- ----------  -----------  -------------  ----------  -------------
Balance, fiscal year end 1997              22,386,181   $    224   $ 142,865     $     -      $    (835)    $  58,075    $ 200,329
Issuance of common stock                      140,998          1       1,772           -              -             -        1,773
Restricted stock accrual                            -          -         167           -              -             -          167
Tax benefit associated with stock options
  exercised                                         -          -         183           -              -             -          183
Dividend ($0.20 per share)                          -          -           -           -              -        (4,507)      (4,507)
Net income (loss)                                   -          -           -           -              -        (8,659)      (8,659)
                                          -----------  ---------- ----------  ----------    -----------     ---------  -----------

Balance, fiscal year end 1998              22,527,179        225     144,987           -           (835)       44,909      189,286
Issuance of common stock                    6,609,816         66      58,925           -              -             -       58,991
Notes receivable for stock subscription             -          -           -        (100)             -             -         (100)
Restricted stock accrual                            -          -         538           -              -             -          538
Dividend (for restricted stocks canceled)           -          -           -           -              -             6            6
Net income                                          -          -           -           -              -         4,726        4,726
                                          -----------  ---------- ----------  ----------    -----------     ---------  -----------

Balance, fiscal year end 1999              29,136,995        291     204,450        (100)          (835)       49,641      253,447
Issuance of common stock                       66,119          1          75           -              -             -           76
Restricted stock accrual                            -          -         373           -              -             -          373
Dividend (for restricted stocks canceled)           -          -           -           -              -             5            5
Comprehensive income (loss):
  Net income                                        -          -           -           -              -        11,044       11,044
  Other comprehensive income:
    Foreign currency translation
      gain (loss)                                   -          -           -           -            (80)            -          (80)
                                          -----------  ---------- ----------  ----------    -----------     ---------  -----------
      Total comprehensive income (loss)             -          -           -           -            (80)       11,044       10,964
                                          -----------  ---------- ----------  ----------    -----------     ---------  -----------
Balance, fiscal year end 2000              29,203,114   $    292   $ 204,898     $  (100)     $    (915)    $  60,690    $ 264,865
                                          ===========  ========== ==========  ==========    ===========     =========  ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Fiscal Years Ended December 31, 2000,
                     January 2, 2000 and January 3, 1999
                            (dollars in thousands)

                                                                                             Fiscal Year
                                                                               --------------------------------------------
                                                                                  2000              1999             1998
                                                                               ---------         ---------        ---------
Cash Flows From Operating Activities:
     Net income (loss)                                                         $  11,044         $   4,726        $  (8,659)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Gain on disposal of fixed assets                                           (389)             (608)          (3,126)
         Asset valuation adjustments                                                   -                 -            1,175
         Depreciation and amortization                                            32,873            31,316           29,353
         Deferred tax provision (benefit)                                         (1,373)              961           (3,781)
         Amortization of deferred financing costs                                  1,784             1,869                -
         Extraordinary loss on extinguishment of debt, net of taxes                    -               166                -
         Cumulative effect of accounting change, net of taxes                          -                 -            1,090
         Equity earnings in unconsolidated subsidiary                               (833)             (748)            (187)
         Decrease (increase), net of business acquisition, in:
            Trade notes and accounts receivable                                   (5,282)            6,779            8,634
            Inventories                                                          (15,726)            3,128           (6,646)
            Prepaid expenses and other                                             1,409             8,796           (3,540)
         Increase (decrease), net of business acquisition, in:
            Accounts payable                                                       6,116            (4,749)          14,224
            Accrued liabilities                                                    2,411             2,547            2,921
            Other liabilities                                                     11,130               190            7,821
                                                                               ---------         ---------        ---------
         Net cash provided by operating activities                                43,164            54,373           39,279
                                                                               ---------         ---------        ---------
Cash Flows From Investing Activities:
     Acquisition of property, plant and equipment                                (23,942)          (26,169)         (39,622)
     Proceeds from disposal of property, plant and equipment                         549             3,142            3,658
     Acquisition of business                                                           -                 -          (44,401)
     Other                                                                        (4,662)           (4,190)          (7,557)
                                                                               ---------         ---------        ---------
         Net cash used in investing activities                                   (28,055)          (27,217)         (87,922)
                                                                               ---------         ---------        ---------
Cash Flows From Financing Activities:
     Proceeds from issuance of common stock, net of costs                              -            20,163            1,737
     Payments on bank line of credit                                             (30,500)          (36,000)         (82,000)
     Borrowings on bank line of credit                                                 -            20,000          133,500
     Payments on notes payable                                                    (4,217)           (6,462)          (3,796)
     Change in payable to Parent and affiliates                                        -            (1,681)           7,288
     Quarterly dividend paid                                                           -            (1,127)          (4,492)
     Fees paid in connection with debt restructure                                     -                 -           (5,598)
                                                                               ---------         ---------        ---------
         Net cash (used in) provided by financing activities                     (34,717)           (5,107)          46,639
                                                                               ---------         ---------        ---------

Increase (decrease) in cash and cash equivalents                                 (19,608)           22,049           (2,004)
Cash and cash equivalents at beginning of  year                                   42,936            20,887           22,891
                                                                               ---------         ---------        ---------
Cash and cash equivalents at end of year                                       $  23,328         $  42,936         $ 20,887
                                                                               =========         =========        =========
Noncash Investing and Financing Activities:
     Fees in connection with note  restructure                                 $       -         $       -        $    (953)
     Equipment acquired as capital lease                                               -             4,891                -
     Note issued in connection with note restructure                                   -                 -           55,388
     Note received in connection with fixed assets retired                             -             1,145                -
     Note retired in connection with note restructure                                  -                 -          (30,400)
     Payable to affiliates retired in connection with note restructure                 -                 -          (24,035)
     Note to affiliates extinguished for common stock issued                           -            39,423                -
     Note issued in connection with acquisition of business                            -                 -           17,500
     Construction in progress costs incurred but not paid                          5,967               397            2,320
                                                                               ---------         ---------        ---------
         Total noncash transactions                                            $   5,967         $  45,856        $  19,820
                                                                               =========         =========        =========

 The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Basis of presentation

      Smart & Final Inc. (the "Company") is a Delaware corporation and at fiscal year end 2000 was a 57.1 percent owned subsidiary of Casino USA, Inc. (the "Parent" or "Casino USA"), a California corporation. Casino Guichard-Perrachon, S.A. ("Casino France"), a publicly traded French joint stock limited liability company, is the principal shareholder of the Parent. Collectively, Casino France and its subsidiaries currently own approximately 60.2 percent of the Company's common stock. The Company's principal subsidiary is Smart & Final Stores Corporation, a California corporation, which operates a Cash & Carry division (collectively, "Smart & Final"). The Company owns American Foodservice Distributors ("AFD"), a holding company, which owns 100% of Port Stockton Food Distributors, Inc. ("Port Stockton"), a California corporation, and 100% of Henry Lee Company ("Henry Lee"), a Florida company, and two operating divisions in Florida, Orlando Foodservice and Southern Foods. The Company is engaged in the business of distributing food and related non-food items through wholesale outlets under the trade names "Smart & Final" and "United Grocers Cash & Carry" ("Cash & Carry") and by delivery, under the trade names "Smart & Final Foodservice Distributors", formerly "Port Stockton", and "Henry Lee." The Company also owns 100% of Smart & Final de Mexico S.A. de C.V. ("Smart & Final Mexico"), a Mexican holding company through which the Company owns 50% of a joint venture, Smart & Final del Noroeste S.A. de C.V. ("SFDN"), in Mexico.

Principles of consolidation

      The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company's 50%-owned joint venture in Mexico, which commenced store operations in December 1993, is accounted for by the equity method of accounting.

      All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to the fiscal year 2000 presentation.

Fiscal years

      The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 2000, 1999 and 1998 each included 52 weeks. Fiscal years 2000, 1999 and 1998 ended on December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Each of the Company's fiscal years consists of twelve-week periods in the first, second, and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. The fourth quarter of a 53-week year consists of thirteen weeks.

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

      Also included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $1,078,000 and $789,000 as of fiscal year end 2000 and 1999, respectively. These costs are amortized over the remaining lease term of the site with which they are associated.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Other assets

      Other assets include municipal bonds aggregating $5,430,000 at each fiscal year end 2000 and 1999, which secure the Company's workers' compensation reserves. The fair value of the municipal bonds, estimated based on quoted market prices for similar investments, approximate their carrying amounts. These municipal bonds have varying maturity dates ranging from 2006 through 2019.

      Other assets include debt issuance costs of $1,460,000 and $3,486,000 at year end 2000 and 1999, respectively relating to fees paid in connection with the debt restructuring. These costs are being amortized over the term of the related debt.

      Capitalized software costs, net of amortization, of $4,654,000 and $5,844,000 are included in other assets at fiscal year end 2000 and 1999, respectively. These costs include third party purchased software costs, direct labor associated with internally developed software, and installation costs. Amortization is being recognized over a three to five year period using the straight-line method, and reflects the period over which the benefits of the software are fully realizable and enhance the operations of the business.

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

Significant accounting estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

Foreign currency translations

      Assets and liabilities recorded in foreign currencies, as well as the Company's investment in the Mexico joint venture, are translated at the exchange rate on the balance sheet date. Revenues and expenses of the Company's consolidated foreign operations are translated at average rates of exchange prevailing during the year. Beginning in January 2000, in accordance with generally accepted accounting principles, the functional currency for the Company's Mexico operations is the Mexican Peso. As such, foreign currency translation gains and losses are included in other comprehensive income (loss) and reflected in Accumulated other comprehensive loss within Stockholders' equity. During fiscal years 1998 and 1999, in accordance with generally accepted accounting principles, the functional currency was the U.S. dollar and as such, foreign currency translation gains and losses were included in results of operations for those fiscal years.

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

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

derivative financial instruments and believes that adoption of SFAS No. 133, as amended by SFAS No. 138, will not have a material impact on its results of operations or financial position.

2.       Investments in Subsidiaries

      Investment in SFDN is accounted for using the equity method of accounting. The Company's Retained earnings included undistributed earnings of SFDN of $2,438,000 and $1,605,000 at year end 2000 and 1999, respectively. These earnings are considered retained indefinitely for reinvestment and, accordingly, no provision is provided for United States federal and state income taxes and foreign income taxes.

3.       Acquisition of Businesses

      On May 15, 1998, the Company acquired the Cash & Carry operating business of United Grocers, Inc. that included 39 stores operating primarily in the Pacific Northwest. The purchase price consisted of $42.5 million in cash, plus a $17.5 million five-year unsecured note. The results of store operations for fiscal year 1998 include the results of operations of the acquired Cash & Carry stores since May 15, 1998. The acquisition has been accounted for using the purchase method of accounting. The excess of the aggregate purchase price over the fair market values of the net assets acquired, of $38.2 million, has been reflected in the balance sheet as Goodwill and is being amortized over forty years.

      In January 1998, AFD purchased the remaining 10% of the stock of Henry Lee for $1.9 million. The Company recorded this acquisition using the purchase method of accounting.

      The total assets acquired from these acquisitions and the results of operations at the dates of these asset acquisitions are immaterial relative to the Company's consolidated financial statements.

4.       Long-Term Debt

Revolving Loan

      Effective November 13, 1998, the Company entered into Senior Secured Credit Facilities totaling $240 million with a group of banks. The Senior Secured Credit Facilities include a $150 million Revolving Credit Facility ("Revolving Loan") and a $90 million Secured Lease Facility ("Secured Lease Facility"). At the Company's option, the Revolving Loan can be used to support up to $10 million of commercial letters of credit. Borrowings under the Senior Secured Credit Facilities are collateralized by a security interest in the Company's receivables, inventory and fixed assets. Interest for these facilities is at LIBOR, or the Administrative Agent's reference rate, plus designated amounts. No principal repayments are due prior to the final maturity. However, under certain conditions, pay-downs toward the facilities are required and treated as

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

permanent reductions to the amount available. As of December 31, 2000, the total amount available under the Revolving Loan was $129 million reflecting $21 million of permanent pay-downs, including $19.0 million of pay-down after the completion of the Company's common stock offering during the second quarter of 1999. These facilities expire on November 13, 2001 and therefore, the borrowing under the Revolving Loan as of December 31, 2000, $87.0 million, was classified as a current liability. As of December 31, 2000, the LIBOR rate was 6.20%.

      These facilities require the Company to maintain certain financial ratios. As of December 31, 2000, the Company was in compliance with the covenants and provisions of the Senior Secured Credit Facilities, as amended.

Casino Loan

      On November 13, 1998, the Company entered into a $55.4 million Loan Agreement ("Casino Loan") with Casino USA. Interest for this loan was at LIBOR plus 4.50%. The Casino Loan matures on February 15, 2002.

      During the second quarter of 1999, $39.4 million of the Casino Loan was exchanged as consideration for shares subscribed by Casino USA in conjunction with the Company's common stock offering. The Company subsequently issued an addendum to the Casino Loan to reduce the loan principal from $55.4 million to $16.0 million and the interest rate from LIBOR plus 4.50%, to the sum of the rate under Revolving Loan plus 25 basis points. The Casino Loan requires that the Company maintain certain financial ratios. As of the end of fiscal year 2000, the Company was in compliance with these covenants, as amended.

Other long-term debt

      The Company has guaranteed $703,000 of SFDN debt under a Standby Letter of Credit as of December 31, 2000.

      In connection with the acquisition of the Cash & Carry operating business of United Grocers, Inc., the Company issued a $17.5 million five-year unsecured note. At December 31, 2000, the outstanding balance was $12.5 million. This note is payable in three remaining annual installments of $2.5 million in 2001, $5.0 million in 2002 and 2003. This note bears interest at 6.50%. Accrued interest is payable quarterly. Other unsecured notes payable of $249,000 and $520,000 at fiscal year end 2000 and 1999, respectively, bear interest at various rates ranging from 6.50% to 8.00%.

Interest

      Interest paid on these notes and bank lines of credit aggregated $13,829,000, $20,119,000, and $10,042,000 for the fiscal years ended 2000, 1999 and 1998, respectively. The effective interest rates on the Company's variable rate debt at December 31, 2000 ranged between 9.03% and 10.75% and at January 2, 2000, between 8.95% and 10.50%.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


      Aggregate future principal payments are as follows:

      Fiscal Year:
          2001.................................................  $    89,632,000
          2002.................................................       21,078,000
          2003.................................................        5,004,000
                                                                  --------------
                                                                 $   115,714,000
                                                                  ==============

      The fair value of the Company's long-term debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturities, approximates the carrying amount.

      The Company's involvement with derivative financial instruments has been limited to interest rate collar agreements to limit the impact of interest rate fluctuations on revolving debt. The Company has entered into interest rate collar agreements with various banks to hedge principal amounts of up to an aggregate of $100 million. These agreements limit LIBOR fluctuations to interest rate ranges from 4.70% to 8.00% and expire during various periods from October 2002 to September 2004. As of December 31, 2000, the market rate applied to these agreements did not have an impact on the Company's result of operations or financial position.

5.       Lease Obligations

      As of fiscal year end 2000, the Company leased 132 store properties directly from third party lessors, with an average remaining lease term of ten years. The Company leased 15 store properties, at year end, under its Secured Lease Facility. In addition, the Company has eight stores on real property that is ground leased from third party lessors.

      On November 13, 1998, the Company entered into a Secured Lease Facility as mentioned in Long-Term Debt. The Secured Lease Facility provided for the lease of a distribution center for Smart & Final Foodservice and for store expansion and distribution facilities in California and Florida. During fiscal years 2000 and 1999, the Company leased assets valued at approximately $84.6 million and $82.9 million, respectively, under this facility. The related minimum lease obligation is included in the table below, in accordance with its original expiration date.

      AFD's Miami dry and refrigerated warehouse is leased from the former owners of Henry Lee. The lease contains terms and rates considered equivalent to those available from unrelated third party lessors. The Company guarantees $1,038,000 of obligations of the former owners of Henry Lee. These obligations are related to properties leased by Henry Lee.

      Lease expense for operating leases included in the accompanying financial statements were $39,208,000 for 2000, $34,104,000 for 1999 and $32,248,000 for
1998. All lease expenses were paid to the third party lessors.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

      Aggregate minimum future lease payments for real property, as well as equipment and other property at fiscal year end 2000 are as follows:

         Fiscal Year:                                Operating Leases     Capital Leases
                                                     ----------------    -----------------
              2001......................            $    122,118,000     $     2,560,000
              2002......................                  27,616,000           2,638,000
              2003......................                  25,758,000           2,430,000
              2004......................                  24,011,000           2,204,000
              2005......................                  21,385,000           2,032,000
              Subsequent to 2005........                 143,606,000           2,929,000
                                                    ----------------     ---------------
         Future minimum lease payments              $    364,494,000          14,793,000
                                                    ================
         Less amount representing interest...........................          3,826,000
                                                                         ---------------
         Present value of future lease payments......................    $    10,967,000
                                                                         ===============

      Capital lease obligations vary in amount with interest rates ranging from 5.74% to 19.91%. Interest paid in relation to capital leases aggregated $1,166,000, $849,000 and $882,000 for fiscal years ended 2000, 1999 and 1998, respectively.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


6. Retirement Plans

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

      Effective January 1, 1998 the Company adopted a noncontributory supplemental executive retirement plan ("SERP") which provides supplemental income payments for certain Company officers in retirement. The Company has invested in corporate owned life insurance policies as a portion of the funding for these benefits. The cash surrender value of these policies amounted to $4,286,000 and $3,248,000 at year end 2000 and 1999, respectively and are included in Other assets in the accompanying consolidated balance sheets.

      The following tables set forth the changes in benefit obligation and plan assets of these plans for 2000 and 1999:

                                                                     2000                1999
                                                              --------------      ---------------
         Change in Benefit Obligation
           Benefit obligation at beginning of year          $      37,921,000      $    42,829,000
           Service cost                                             1,833,000            2,227,000
           Interest cost                                            3,153,000            2,921,000
           Plan amendment                                             124,000                    -
           Actuarial (gain) loss                                    4,625,000           (6,803,000)
           Benefits paid                                           (1,551,000)          (3,253,000)
                                                              ---------------         ------------
           Benefit obligation at end of year                       46,105,000           37,921,000
                                                              ---------------         ------------

          Change in Plan Assets
           Fair value of plan assets at
              beginning of year                                    39,667,000           35,173,000
           Actual return on plan assets                            (1,326,000)           6,483,000
           Employer contribution                                      286,000            1,264,000
           Benefits paid                                           (1,551,000)          (3,253,000)
                                                              ---------------         ------------
           Fair value of plan assets at end of year                37,076,000           39,667,000
                                                              ---------------         ------------

           Funded Status                                           (9,029,000)           1,746,000
           Unrecognized prior service cost                          3,044,000            3,267,000
           Unrecognized net transition obligation                     293,000              392,000
           Unrecognized actuarial (gain) loss                       1,283,000           (8,441,000)
                                                              ---------------      ----------------
                  Accrued benefit cost                      $      (4,409,000)     $    (3,036,000)
                                                              ===============      ===============

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


      Amounts recognized in the statement of financial position at year end 2000 and 1999 consist of:

                                                       2000                         1999
                                            -----------------------     ----------------------
           Accrued benefit cost             $           (4,409,000)     $           (3,036,000)
           Additional minimum liability                 (1,711,000)                   (368,000)
           Intangible asset                              1,711,000                     368,000
                                            ----------------------      ----------------------
                  Net amount recognized     $           (4,409,000)     $           (3,036,000)
                                            ======================      ======================

      The weighted average assumptions used in accounting for these plans at year end 2000 and 1999 were as follows:

                                                                   2000          1999
                                                                 --------      --------
           Discount rate                                           7.50%         8.00%
           Rate of increase in compensation levels                 4.50%         4.50%
           Expected long-term rate of return on plan assets        9.00%         9.00%

      The net periodic benefit cost for fiscal years 2000, 1999, and 1998 includes the following components:

                                                                 2000                1999                1998
                                                          -----------------   -----------------   ----------------
           Service cost component                         $       1,833,000   $       2,227,000   $      1,829,000
           Interest cost component                                3,153,000           2,921,000          2,759,000
           Expected return on plan assets                        (3,546,000)         (3,173,000)        (2,685,000)
           Amortization of prior service cost                       347,000             348,000            335,000
           Amortization of transition obligation                     99,000              97,000             98,000
           Amortization of actuarial gain                          (439,000)                  -                  -
                                                          -----------------   -----------------   ----------------
            Net expense                                   $       1,447,000   $       2,420,000   $      2,336,000
                                                          =================   =================   ================

      The Company contributes to a multi-employer pension plan administered by a trustee on behalf of its 100 union employees. Contributions to this plan are based upon negotiated labor contracts. Information relating to benefit obligations and fund assets as they may be allocable to the Company at December 31, 2000 is not available. Pension expense for this plan was $507,000 for 2000, $400,000 for 1999 and $330,000 for 1998.

Defined contribution plans

      The Company offers all qualified full time employees participation in defined contribution plans ("the 401(k) Savings Plans") which are qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan covers all employees of Smart & Final Stores Corporation and related entities which includes the Cash & Carry division employees. This 401(k) Savings Plan allows participants to contribute for fiscal year 2000 up to 15% of their compensation or $10,500, whichever is lower. The Company automatically matches 25% of each dollar contributed up to 6% of the participant's eligible compensation. Additionally, the Company may at its discretion

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

match up to an additional 75% of each dollar contributed up to 6% of the participants' eligible compensation if the Company exceeds certain financial and profitability goals. The Company provided $250,000 additional match in 2000 and no additional match in 1999 or 1998. The Company provided $1,051,000, $785,000, and $708,000 for contributions to this 401(k) Savings Plan for fiscal years 2000, 1999, and 1998, respectively.

      The Company also maintains 401(k) Savings Plans for its Smart & Final Foodservice and Henry Lee subsidiaries. For 2000, these plans allowed participants to contribute up to 15% of their compensation or $10,500, whichever was lower. Under these plans, the Company automatically matches from 50% to 75% of each dollar contributed up to 6% of the participant's eligible compensation, depending on the plan. The amounts contributed to these plans were $788,000, $752,000 and $549,000 for 2000, 1999 and 1998, respectively.

Deferred compensation plan

      Effective January 1, 1995, the Company adopted a nonqualified deferred compensation program, which permits key employees and members of the Board of Directors to annually elect individually to defer up to 100% of their current year compensation until retirement. The retirement benefit to be provided is a function of the amount of compensation deferred. The Company has invested in corporate owned life insurance policies with death benefits aggregating to $30,031,000, and $28,143,000 as of fiscal year end 2000 and 1999, respectively. The cash surrender value of these policies amounted to $4,338,000 and $4,266,000 as of fiscal year end 2000 and 1999, respectively and is included in Other assets in the accompanying consolidated balance sheets. The Company anticipates that this plan will have no material financial impact to the consolidated financial statements.

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

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      All plans are defined benefit plans and the reconciliation of benefit obligation and plan assets for 2000 and 1999 are aggregated as follows:

                                                              2000                1999
                                                        ----------------    ----------------
         Change in Benefit Obligation
         Benefit obligation at beginning of year        $      9,905,000    $     11,042,000
         Service cost                                            252,000             262,000
         Interest cost                                           750,000             703,000
         Actuarial gain                                          (41,000)         (1,693,000)
         Benefits paid                                          (419,000)           (409,000)
                                                        ----------------    ----------------
           Benefit obligation at end of year                  10,447,000           9,905,000
                                                        ----------------    ----------------

         Funded Status                                       (10,447,000)         (9,905,000)
         Unrecognized actuarial gain                          (5,010,000)         (5,524,000)
                                                        ----------------    ----------------
           Accrued benefit cost                         $    (15,457,000)   $    (15,429,000)
                                                        ================    ================

      The weighted average discount rate used in accounting for these plans at fiscal year end 2000 and 1999 was 7.50% and 8.00%, respectively.

      The accumulated postretirement benefit obligation is reflected on the fiscal year end 2000 balance sheet as a current liability of $0.5 million and a long-term portion of $15.0 million. For measurement purposes, a 9.5% and 10.0% annual rate of increase in the per capita cost of covered claims was assumed for 2000 and 1999, respectively. The rate is assumed to decrease by 0.5% per year until an ultimate rate of 6% is reached and remains at that level thereafter.

      The expense for postretirement benefits for fiscal years 2000, 1999 and 1998 includes the following components:

                                                               2000            1999          1998
                                                        --------------   ------------   -----------
         Service cost component                         $     252,000   $    262,000   $   236,000
         Interest cost component                              750,000        703,000       705,000
         Amortization of gain                                (308,000)      (241,000)     (266,000)
                                                        -------------   ------------   ------------
           Net postretirement benefit expense           $     694,000   $    724,000   $   675,000
                                                        =============   ============   ===========

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The Company offers a defined dollar benefit plan providing a maximum fixed dollar amount of coverage which does not increase with medical inflation. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                   1-Percentage-     1-Percentage-
                                                                  Point Increase    Point Decrease
                                                                  --------------    --------------
         Effect on total of service and interest cost
           components of net periodic expense                     $    21,000      $      (23,000)
         Effect on accumulated postretirement benefit
           obligation                                                 206,000            (229,000)

8.       Income Taxes

      The effective tax rate for 2000, 1999 and 1998 was 38.5%, 37.4% and 36.2%, respectively. Reconciliation between the federal statutory income tax rate of 35.0% for 2000 and 34.0% for 1999 and 1998 with the effective tax rate is as follows :

                                                             2000                  1999                  1998
                                                     ------------------    ------------------    -----------------
         Income tax at federal statutory rate        $        5,812,000    $        2,252,000    $      (4,132,000)
         State income taxes, net of federal
           tax benefit                                          534,000               386,000             (709,000)
         Other                                                   49,000              (159,000)             444,000
                                                     ------------------    ------------------    -----------------
         Income taxes                                $        6,395,000    $        2,479,000    $      (4,397,000)
                                                     ==================    ==================    =================

      The Company's provision for income taxes consists of the following:

                                                             2000                  1999                  1998
                                                     ------------------    ------------------    -----------------
         Current
           Federal                                   $        6,338,000    $        1,256,000    $      (1,535,000)
           State                                              1,430,000               262,000              919,000
                                                     ------------------    ------------------    -----------------
                                                              7,768,000             1,518,000             (616,000)
         Deferred
           Federal                                           (1,373,000)              961,000           (3,781,000)
                                                     ------------------    ------------------    -----------------

         Income taxes                                $        6,395,000    $        2,479,000    $      (4,397,000)
                                                     ==================    ==================    =================

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset consist of the following:

                                                                  2000                1999
                                                           -------------       --------------
         Property, plant and equipment depreciation
           differences                                     $  (6,371,000)      $   (6,290,000)
         Employee benefits including postretirement
           and postemployment reserves                        13,535,000           11,508,000
         Operating reserves and accruals                       9,395,000           10,194,000
         Other                                                   382,000              156,000
                                                           -------------       --------------
              Net deferred tax asset                       $  16,941,000       $   15,568,000
                                                           =============       ==============

      The deferred tax asset is reflected on the fiscal year end 2000 balance sheet as a current asset of $10.9 million and a long-term portion of $6.0 million.

      As of December 31, 2000, the Company had approximately $46 million of state net operating loss carryforwards which expire through 2021.

      The Company and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company has made tax sharing payments to, or received benefits from, Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items. Tax sharing payments made by the Company to Casino USA were $739,000 in 2000. Tax sharing benefits received by the Company from Casino USA were $598,000 and $742,000 in 1999 and 1998, respectively. Taxes paid for states other than California were $80,000, $65,000 and $37,000 in 2000, 1999 and 1998, respectively. Federal income taxes paid during 2000, 1999 and 1998 were $6,085,000, $400,000, and $250,000, respectively. Foreign income taxes paid were immaterial during 2000, 1999 and 1998.

9.       Related Party Transactions

Intercompany services

      The Company performs various services for Casino USA. Prior to its dissolution in 1998, the Company also provided services to Casino Realty, a wholly owned subsidiary of Casino USA. These services include various administrative functions including accounting, human resources, and systems development work, the cost of which has been charged to the benefited affiliated company. These charges amounted to $274,000, $261,000, and $285,000 for the fiscal years 2000, 1999 and 1998, respectively. It is anticipated that the Company will continue to provide these administrative services to its affiliates at its estimated cost.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

      Charges among affiliates result from an undertaking to provide the respective service in the most cost-effective manner, taking advantage of each entity's internal administrative structure. Management believes that the allocation method is reasonable. Intercompany charges for each period are settled in the following period.

Intercompany interest charges

      Intercompany interest charges from affiliates were $7,000, $4,000 and $1,064,000 during 2000, 1999 and 1998, respectively. These charges relate to intercompany advances from affiliates. In November 1998, the Casino Loan replaced the outstanding advances with affiliates of $23,734,000; therefore, only minimal intercompany interest was charged from affiliates during 2000 and 1999.

      Interest expense incurred on loans from Casino USA (see Note 4) was $1,530,000, $3,397,000 and $2,697,000 in 2000, 1999 and 1998, respectively.

Other related party transactions

      Pursuant to a contractual employment agreement, the Company's Chief Executive Officer borrowed $273,149 from the Company by a note dated July 23, 1999, bearing interest at 4.84% per year, and $61,951 by a note dated March 27, 2000, bearing interest at 6.35% per year. Interest is payable annually each July
31. These unsecured notes are due December 31, 2001.

10.      Employment/Consulting Agreements

      In January 1999, the Company's former Chairman and Chief Executive Officer retired. The Company has a consulting arrangement with its former Chairman that provides for his services for a period expiring in 2004. Other employment agreements were also in effect during 2000. These agreements contain provisions for base salary and bonuses, and expire during fiscal years 2001, 2002 and 2003. Annual payments under these agreements were approximately $2,448,000 and $2,213,000 in fiscal 2000 and 1999, respectively and will total approximately $1,786,000 in fiscal 2001.

      Most employment agreements contain provisions in the event of a change in control whereby the employees are entitled to lump sum cash payments and bonuses and certain other benefits.

      The Company has severance agreements with certain former employees. These severance agreements provide for cash payments and continuation of certain Company benefits, which may include health insurance and stock options. Annual cash payments under these agreements were approximately $1,792,000 and $1,527,000 in fiscal 2000 and 1999, respectively and will total approximately $1,153,000 in fiscal 2001.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

11.       Common Stock

      During the second quarter of 1999, the Company issued 6,486,406 shares of common stock at a fixed subscription price of $9.25 per share. In addition, 10,000 shares were issued to the Company's Parent as a fee for acting as a standby purchaser. The offering increased Stockholders' equity approximately $57.9 million after expenses of the offering.

      The Company's Parent exercised all of its subscription rights and acted as a standby purchaser of shares not subscribed for by other stockholders. As a result, the Parent increased its ownership by 4,271,935 shares. Consideration for shares subscribed by the Parent was the exchange of $39.4 million of its $55.4 million loan to the Company.

      Pursuant to an agreement dated March 7, 1989, ("Agreement"), the Company's former Chairman was obligated to purchase 100,000 common shares by 1999. The agreement, as amended at December 29, 1996, included a fixed purchase price of $8.90 per share. On April 22, 1999, the Company's former Chairman fulfilled his obligation by purchasing the 100,000 common shares.

      During 1997, the Company adopted and thereafter amended in 1999, a Long-Term Equity Compensation Plan, under which 2,470,000 shares of common stock are available for award as stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. During fiscal year 2000 and 1999, the Company granted 81,850 shares and 50,000 shares, respectively of restricted stock under this plan. Compensation expense is computed based on the market price on the grant date. Compensation expense associated with the restricted stock was $373,000, $538,000 and $167,000 in fiscal 2000, 1999 and
1998, respectively. Vesting periods under this plan range from one to five years or until specified performance objectives are satisfied.

12.       Stock Options

      In addition to options available under the Long-Term Equity Compensation Plan, the Company has a Stock Incentive Plan. The Stock Incentive Plan, as amended, allows the maximum amount of shares for which options may be granted to be 2,450,000 shares of the Company's common stock. Option prices under both plans may be established by the compensation committee of the Board of Directors at no less than 85% of the fair market value of the common stock at the time the option is granted. Options for officers and directors granted at the time of the Company's initial public offering were granted at 85% of fair market value. Options for directors elected subsequent to the Company's initial public offering and options granted to officers and management have been granted at fair market value at the time of grant. Options granted prior to 1999 under these plans vest over a four-year period. Options granted in 1999 and thereafter, generally vest over a five-year period for management and a three-year period for directors. All options may be exercised for up to ten years from the date of grant.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      A summary of changes in the shares under option follows:

                                                                                           Weighted
                                                                      Shares            Average Price
                                                                ------------------    ------------------
         Shares under option at fiscal year end 1997                     2,036,844    $            16.17
                                                                ------------------    ------------------
         Fiscal year 1998:
           Options granted                                                 809,750                 15.69
           Options exercised                                               (92,967)                13.60
           Options canceled                                               (280,200)                18.06
                                                                ------------------
           Shares under option at fiscal year end 1998                   2,473,427                 15.90
                                                                ------------------    ------------------
           Shares exercisable at fiscal year end 1998                    1,292,017                 14.07
         Fiscal year 1999:
           Options granted                                               1,258,905                  9.27
           Options exercised                                                     -                     -
           Options canceled                                               (430,642)                15.50
                                                                ------------------
           Shares under option at fiscal year end 1999                   3,301,690                 13.42
                                                                ------------------    ------------------
           Shares exercisable at fiscal year end 1999                    1,546,978                 14.79
         Fiscal year 2000:
           Options granted                                               1,263,175                 10.83
           Options exercised                                                     -                     -
           Options canceled                                             (1,208,295)                13.51
                                                                ------------------
           Shares under option at fiscal year end 2000                   3,356,570                 12.42
                                                                ------------------    ------------------
           Shares exercisable at fiscal year end 2000                    1,785,323    $            14.41

      Stock options outstanding at December 31, 2000 are as follows:

                                          Number     Weighted Average            Weighted
       Range of                      Outstanding            Remaining             Average
       Exercise Prices            as of 12/31/00     Contractual Life      Exercise Price
       ----------------------------------------- -------------------- -------------------
       $6.3750 -  $6.8750                364,200                 9.09          $   6.7905
       $7.6880 -  $8.8750                230,250                 9.67              7.9180
       $9.2500                           805,108                 8.34              9.2500
       $9.3750 - $10.7700                464,284                 5.40             10.4992
       $12.1250 - $13.8800                84,598                 8.30             12.3682
       $14.0000                          432,896                 6.62             14.0000
       $14.5000 - $17.5000               204,666                 8.17             16.2649
       $17.6250                          376,400                 7.13             17.6250
       $17.8750 - $22.1250               353,134                 6.17             19.9389
       $22.6250 - $23.6250                41,034                 6.08             23.2449
       ----------------------------------------- -------------------- -------------------

       $ 6.3750 - $23.6250             3,356,570                 7.48          $  12.4183

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Stock options exercisable as of December 31, 2000 are as follows:

       Range of                              Number            Weighted Average
       Exercise Prices                  Exercisable              Exercise Price
       -------------------------------------------- ---------------------------
       $9.2500                              270,773                    $ 9.2500
       $9.3750 - $10.7700                   336,193                     10.7278
       $12.1250 - $13.8800                   20,498                     13.1288
       $14.0000                             431,896                     14.0000
       $14.5000 - $17.5000                  204,666                     16.2649
       $17.6250                             259,140                     17.6250
       $17.8750 - $22.1250                  230,022                     20.2033
       $22.6250 - $23.6250                   32,135                     23.3614
       -------------------------------------------- ---------------------------

       $ 9.2500 - $23.6250                1,785,323                    $14.4070

      Common stock shares available for future grant under the Stock Incentive Plan at fiscal year end 2000, 1999 and 1998 were 326,696, 279,129 and 118,398, respectively. Shares of common stock available for future award under the Long-Term Equity Compensation Plan at fiscal year end 2000 and 1999 were 400,408 and 529,705, respectively.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            2000                1999                1998
                                                     ----------------      -------------       -------------
         Dividend yield                                           0.0%               0.0%                1.1%
         Expected volatility                                       37%                35%                 32%
         Risk-free interest rates                                 4.7%               6.4%                4.7%
         Weighted average expected lives
              Executives                                   4.94 years         4.94 years          4.96 years
              Non executives                               4.54 years         4.55 years          4.55 years
         Weighted-average fair value of
              options granted                        $           1.62      $        3.60       $        4.79

      The Company accounts for options under these plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Had compensation costs for these plans been determined under SFAS No. 123, "Accounting For Stock-Based Compensation," pro forma net income (loss) and earnings (loss) per share would have been $9,674,000 and $0.33, respectively for fiscal year 2000; $3,517,000 and $0.13, respectively for fiscal year 1999; and $(9,905,000) and $(0.44), respectively for fiscal year 1998.

      The impact of applying SFAS No. 123 in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123 does not apply to awards granted

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

prior to 1995. The Company anticipates making additional stock-based compensation awards in the future.

      On November 27, 2000, the Company's compensation committee adopted a program for the voluntary exchange (the "Exchange Program") of certain outstanding options having an exercise price of $14.00 or more per share that were previously issued to certain directors and employees under the Company's Stock Incentive Plan, Non-Employee Director Stock Plan, and Long-Term Equity Compensation Plan (collectively, the "Plans"). In exchange, these option holders received shares of common stock, which were issued as "Restricted Stock" under the terms of the Long-Term Equity Compensation Plan. The number of restricted shares the option holders received was based on a "fair value" exchange in which the value of the Restricted Stock received was intended to approximately equal the value of the surrendered options. The Exchange Program was reviewed by the full board of directors and on December 7, 2000 the board ratified the prior approval by the compensation committee and authorized the Company to implement the Exchange Program with the eligible option holders. Also on December 7, 2000, certain members of the board of directors and executive officers made irrevocable decisions to surrender their eligible options pursuant to the Exchange Program. The Restricted Stock issued under the Exchange Program were issued pursuant to the terms of the Long-Term Equity Compensation Plan. All options surrendered as a result of an election under the Exchange Program were canceled and returned to the respective plan under which the canceled options were first granted. The Exchange Program expired on March 9, 2001.

      Based on the fair value exchange established under the Exchange Program, the maximum number of Restricted Stock issued was 202,580.

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)







13.         Earnings per Common Share

      Earnings per common share is computed on the basis of the weighted average number of shares of common stock outstanding each year. Common stock equivalents relate to the employee stock options and a stock purchase agreement.

      Earnings per common share computation:

                                                         2000              1999              1998
                                                     ------------      ------------     ------------
Numerator:
     Net Income (Loss)                               $ 11,044,000      $  4,726,000     $ (8,659,000)
                                                     ============      ============     ============
Denominator:
     Weighted average common shares
           outstanding                                 29,191,420        26,282,704       22,474,048
                                                     ============      ============     ============

Earnings (loss) per common share                    $        0.38      $       0.18     $      (0.39)
                                                    =============      ============     ============

         Earning per common share, assuming dilution computation:
                                                         2000              1999             1998
                                                     ------------      -----------      ------------
Numerator:
     Net Income (Loss)                               $ 11,044,000      $  4,726,000     $ (8,659,000)
                                                     ============      ============     ============
Denominator:
     Weighted average common shares
          outstanding                                  29,191,420        26,282,704       22,474,048
     Dilutive effect of stock options
          outstanding                                      53,031            38,772          121,657
                                                     ------------      ------------     ------------
     Weighted average common shares,
          assuming dilution                            29,244,451        26,321,476       22,595,705
                                                     ============      ============     ============

Earnings (loss) per common share,
     assuming dilution                               $       0.38      $       0.18     $      (0.38)
                                                     ============      ============     ============

14.         Segment Reporting

      The Company has two reportable segments: Stores and Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The Foodservice distribution segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers and Smart & Final stores. Corporate Expense is comprised of primarily the Company's corporate expenses incidental to the activities of the reportable segments and rental income from Smart & Final stores and Smart & Final Mexico. The Company's 50%-owned joint venture in Mexico is reported on the equity basis of accounting. The Company's reportable segments are strategic business units that offer different

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

products and services. They are managed separately because each segment requires different technology and marketing strategies.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

      The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

For fiscal year 2000:

                                                                                       Corporate
                                            Stores              Foodservice             Expense             Total
                                            ------              -----------            ----------           -----
Revenues from external
  customers                             $ 1,463,676             $ 400,219              $      -          $ 1,863,895
Intercompany real estate
  charge (income)                            13,816                     -               (13,816)                   -
Interest income                                   -                     -                 1,406                1,406
Interest expense                                  -                     -                14,774               14,774
Depreciation and
  amortization                               24,902                 5,149                 2,822               32,873
Pre-tax income (loss)                        36,926                (5,270)              (15,050)              16,606
Equity in net income of
  unconsolidated subsidiaries                     -                     -                   833                  833
Income taxes                                      -                     -                 6,395                6,395

For fiscal year 1999:
                                                                                       Corporate
                                            Stores              Foodservice             Expense              Total
                                            ------              -----------            ----------            -----
Revenues from external
  customers                             $ 1,381,989             $ 411,153             $       -          $ 1,793,142
Intercompany real estate
  charge (income)                            13,745                     -               (13,745)                   -
Interest income                                   -                     -                 1,004                1,004
Interest expense                                  -                     -                19,001               19,001
Depreciation and
  amortization                               22,745                 5,323                 3,248               31,316
Pre-tax income (loss)                        31,882                (7,491)              (17,768)               6,623
Equity in net income of
  unconsolidated subsidiaries                     -                     -                   748                  748
Income taxes                                      -                     -                 2,479                2,479
Extraordinary items, net of taxes                 -                     -                   166                  166

                              SMART & FINAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

For fiscal year 1998:

                                                                                       Corporate
                                            Stores              Foodservice             Expense              Total
                                            ------              -----------            ----------            -----
Revenues from external
  customers                             $ 1,205,618             $ 456,011             $       -          $ 1,661,629
Intercompany real estate
  charge (income)                            13,801                     -               (13,801)                  -
Interest income                                   -                     -                   448                  448
Interest expense                                  -                     -                13,752               13,752
Depreciation and
  amortization                               20,353                 6,044                 2,956               29,353
Pre-tax income (loss)                        23,148               (18,057)              (17,244)             (12,153)
Equity in net income of
  unconsolidated subsidiaries                     -                     -                   187                  187
Income taxes (benefit)                            -                     -                (4,397)              (4,397)
Accounting change, net of taxes                   -                     -                 1,090                1,090

      Cost allocation for servicing stores was revised in 2000. If the new allocation method had been used, Foodservice pre-tax loss would have been approximately $700,000 greater in 1999 and $600,000 lower in 1998, respectively and Stores pre-tax income would have been approximately $700,000 higher in 1999 and $600,000 lower in 1998, respectively.

15.   Advertising Expense

      The  Company  expenses  the  costs  of  advertising  as  incurred.   Total
advertising expense was $20.3 million, $15.4 million and $15.4 million in 2000, 1999 and 1998, respectively.

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

                              Smart & Final Inc.
                  Summary of Quarterly Results of Operations
                   (in thousands, except per share amounts)


                                                                                       Fiscal year 2000 (A)
                                                            ----------------------------------------------------------------------
                                                               First          Second          Third          Fourth
                                                              Quarter         Quarter        Quarter        Quarter       Total
                                                                 12             12              16             12          52
                                                               Weeks           Weeks          Weeks          Weeks        Weeks
                                                            -----------    -----------     -----------    -----------  -----------
                                                            (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
Income Statement Data:
      Sales                                                 $   399,361    $   442,998     $   587,313    $   434,223  $ 1,863,895
      Cost of sales, buying and occupancy                       345,138        382,842         504,767        373,065    1,605,812
                                                            -----------    -----------     -----------    -----------  -----------
      Gross margin                                               54,223         60,156          82,546         61,158      258,083
      Operating and administrative expenses                      50,013         52,205          71,958         53,933      228,109
                                                            -----------    -----------     -----------    -----------  -----------
      Income from operations                                      4,210          7,951          10,588          7,225       29,974
      Interest expense, net                                       3,245          3,237           4,170          2,716       13,368
                                                            -----------    -----------     -----------    -----------  -----------
      Income before income tax provision                            965          4,714           6,418          4,509       16,606
      Income tax provision                                          373          1,616           2,452          1,954        6,395
                                                            -----------    -----------     -----------    -----------  -----------
      Income from consolidated subsidiaries                         592          3,098           3,966          2,555       10,211
      Equity earnings in unconsolidated subsidiary                   44             94             129            566          833
                                                            -----------    -----------     -----------    -----------  -----------
      Net Income                                            $       636    $     3,192     $     4,095    $     3,121  $    11,044
                                                            ===========    ===========     ===========    ===========  ===========

      Earnings per common share                             $      0.02    $      0.11     $      0.14    $      0.11  $      0.38
                                                            ===========    ===========     ===========    ===========  ===========
      Weighted average common shares                         29,163,185     29,192,368      29,203,114     29,203,114   29,191,420
                                                            ===========    ===========     ===========    ===========  ===========
      Earnings per common share, assuming dilution          $      0.02    $      0.11     $      0.14    $      0.11  $      0.38
                                                            ===========    ===========     ===========    ===========  ===========
      Weighted average common shares and
         common share equivalents (B)                        29,176,666     29,264,238      29,268,181     29,260,807   29,244,451
                                                            ===========    ===========     ===========    ===========  ===========


(A) Fiscal year 2000 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter.
(B) The weighted average shares includes the common stock equivalents related to employee stock options.

                              Smart & Final Inc.
                  Summary of Quarterly Results of Operations
                   (in thousands, except per share amounts)


                                                                                           Fiscal year 1999 (A)
                                                                ------------------------------------------------------------------
                                                                   First          Second        Third        Fourth
                                                                  Quarter        Quarter       Quarter       Quarter      Total
                                                                     12             12           16            12           52
                                                                   Weeks          Weeks         Weeks         Weeks       Weeks
                                                                -----------    -----------   ----------   -----------  -----------
                                                                (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
Income Statement Data:
      Sales                                                     $   398,337    $   418,608   $  555,890   $   420,307  $ 1,793,142
      Cost of sales, buying and occupancy                           348,259        365,391      482,483       362,649    1,558,782
                                                                -----------    -----------   ----------   -----------  -----------
      Gross margin                                                   50,078         53,217       73,407        57,658      234,360
      Operating and administrative expenses                          46,102         45,880       65,931        51,827      209,740
                                                                -----------    -----------   ----------   -----------  -----------
      Income from operations                                          3,976          7,337        7,476         5,831       24,620
      Interest expense, net                                           5,081          5,027        4,510         3,379       17,997
                                                                -----------    -----------   ----------   -----------  -----------
      Income (loss) before income taxes and
        extraordinary item                                           (1,105)         2,310        2,966         2,452        6,623
      Income taxes                                                     (419)           893        1,089           916        2,479
                                                                -----------    -----------   ----------   -----------  -----------
      Income (loss) from consolidated subsidiaries                     (686)         1,417        1,877         1,536        4,144
      Equity earnings in unconsolidated subsidiary                      212             71          343           122          748
                                                                -----------    -----------   ----------   -----------  -----------
      Income (loss) before extraordinary item                          (474)         1,488        2,220         1,658        4,892
      Extraordinary loss on extinguishment of debt,
        net of tax effect of $147                                         -            166            -             -          166
                                                                -----------    -----------   ----------   -----------  -----------
      Net Income (loss)                                         $      (474)   $     1,322   $    2,220   $     1,658  $     4,726
                                                                ===========    ===========   ==========   ===========  ===========
      Earnings (loss) per common share:
         Earnings (loss) per common share before
           extraordinary item                                   $     (0.02)   $      0.06   $     0.08   $      0.06  $      0.19
         Extraordinary loss on extinguishment of debt per
           common share                                                   -          (0.01)           -             -        (0.01)
                                                                -----------    -----------   ----------   -----------  -----------
      Earnings (loss) per common share                          $     (0.02)   $      0.06   $     0.08   $      0.06  $      0.18
                                                                ===========    ===========   ==========   ===========  ===========

      Weighted average common shares                             22,527,179     23,378,215   29,136,995    29,136,995   26,282,704
                                                                ===========    ===========   ==========   ===========  ===========

      Earnings (loss) per common share, assuming dilution:
         Earnings (loss) per common share, assuming dilution,
           before extraordinary item                            $     (0.02)   $      0.06   $     0.08   $      0.06  $      0.19
         Extraordinary loss on extinguishment of debt per
           common share                                                   -          (0.01)           -             -        (0.01)
                                                                -----------    -----------   ----------   -----------  -----------
      Earnings (loss) per common share, assuming dilution       $     (0.02)   $      0.06   $     0.08   $      0.06  $      0.18
                                                                ===========    ===========   ==========   ===========  ===========
      Weighted average common shares and
            common share equivalents (B)                         22,527,179     23,451,919   29,204,499    29,141,301   26,321,476
                                                                ===========    ===========   ==========   ===========  ===========


(A) Fiscal year 1999 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter.
(B) The weighted average shares includes the common stock equivalents related to employee stock options and a stock purchase agreement.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

PART III

      The information required by Part III of Form 10-K (items 10 through 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held May 23, 2001, which Proxy Statement involves the election of directors and the Company intends to file not later than 120 days after the Company's last fiscal year end. If the Proxy Statement is not filed with the Securities and Exchange Commission within such 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements :                                                                                           Page
                                                                                                                        ----
         Report of Independent Public Accountants................................................................        23

         Consolidated Balance Sheets.............................................................................        24

         Consolidated Statements of Operations...................................................................        25

         Consolidated Statements of Stockholders' Equity.........................................................        26

         Consolidated Statements of Cash Flows...................................................................        27

         Notes to Consolidated Financial Statements..............................................................        28

         Supplementary Data - Summary of Quarterly Results of Operations.........................................        50

(a)(2) Financial Statement Schedules:

         Report of Independent Public Accountants................................................................        58

         II - Valuation and Qualifying Accounts..................................................................        59

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

                                (a)(3) EXHIBITS

Exhibit
Number     Description of Exhibit
-------    ----------------------

 3.1 Certificate of Incorporation of the Company, including all amendments thereto (1)
 3.2       Bylaws of the Company, including all amendments thereto (1)
 10.1 Amended and Restated Employment Agreement, dated June 1, 1991, between Mr. Emmons and the Company, as amended* (2)
 10.2 Stock Purchase Agreement, dated March 7, 1989, by and among Mr. Emmons, Casino USA,Casino France and the Company, as amended (3)
 10.3 Lease by and between ADP Properties and Port Stockton, dated May 14, 1990 (4)
 10.4 Amendment to Leases, dated November 5, 1990, by and between Mr. Del Prete, Miner Avenue and Nancy L. Del Prete, and Port Stockton (4)
 10.5      Amended and Restated Stock Incentive Plan of the Company* (5)
 10.6      Smart & Final Pension Plan, as amended (6)*
 10.7 Adoption Agreement #004, Nonstandardized Profit Sharing Plan for Port Stockton, dated August 28, 1990 (7)
 10.8      Guaranty of Casino USA, dated as of June 7, 1991(8)
 10.9      Smart & Final Amended and Restated 401(k) Savings Plan (9)*
 10.10 Tax Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Sharing Agreement, dated as of November 5, 1984, by and between the Company and Casino USA, as amended) (10)
 10.11 Adoption Agreement #008, Nonstandardized Code s.401(k) Profit Sharing Plan for Port Stockton, dated August 4, 1992 (11)
 10.12 Intercompany Agreement, dated August 6, 1991, by and between Casino USA, Casino Realty, Inc. and the Company (12)
 10.13 Truck Lease and Service Agreement, dated December 13, 1991, between Smart & Final and Ryder Truck Rental, Inc. (13)
 10.14     Employment Agreement between the Company and Mr. Lynch, as extended
           (14)*
 10.15 Consulting Agreement dated as of November 8, 1994, between Henry Lee and Sternlieb Consulting, Inc., as amended (15)
 10.16 Lease dated as of November 8, 1994, between Henry Sternlieb and Henry Lee (16)
 10.17 Lease dated as of July 2, 1985, as amended by First Amendment of Lease, between Edward I. Sternlieb and Henry Lee (16)
 10.18 Lease dated as of August 1, 1980, and related Agreement dated as of November 8, 1994, between Henry and Rose Sternlieb and Henry Lee (16)
 10.19     Henry Lee Company Second Profit Sharing Plan and Trust, as amended
           (17)
 10.20 Henry Lee Company Guaranty of Edward I. Sternlieb, dated October 1, 1993 (17)
 10.21 Henry Lee Company Guaranty of Henry and Rose Sternlieb, dated August 1, 1980 (17)
 10.22 Smart & Final Inc. Supplemental Deferred Compensation Plan, as amended (18)*
 10.23     Smart & Final Inc. Directors Deferred Compensation Plan, as amended
           (18)*S
 10.24 Agreement between Port Stockton Food Distributors, Inc. and Food Distribution Employees Association (19)
 10.25     Vehicle Lease Service Agreement (19)
 10.26     Smart & Final Inc. Trust for Deferred Compensation Plans (20)*
 10.27 Asset Purchase Agreement dated as of September 26, 1997 among American Foodservice Distributors, Orlando Foodservice, Inc., Capricorn Foods of Central Florida, Inc., Michael Altif and Frederick Coe (21)
 10.28     Supplemental Executive Retirement Plan Master Plan Document (22)*
 10.29 Consulting Agreement dated as of January 5, 1998, among Henry Lee Company and Edward I. Sternlieb (23)
 10.30     Long-Term Equity Compensation Plan of the Company (24)*
 10.31     Addendum to Long-Term Equity Compensation Plan of the Company*
 10.32 Separation Agreement and Mutual General Release among the Company and Mr. Laverty (25)*
 10.33 Agreement Between Smart & Final Foodservice Distributors and Food Distributors Employee Association dated as of April 1, 1998 (26)

 10.34 Asset Purchase Agreement dated May 15, 1998 by and among the Company and United Grocers, Inc. (27)
 10.35 Loan Agreement dated as of November 13, 1998 by and among the Company and Casino USA, Inc. (28)
 10.36     Promissory Note dated as of November 13, 1998 (28)
 10.37 Credit Agreement dated as of November 13, 1998 by and among the Company, the financial institutions and other entities listed as Lenders, Credit Lyonnais Los Angeles Branch, as Administrative Agent, and as Co-Lead Arranger, Nationsbanc Montgomery Securities LLC, as Syndication Agent and Credit Lyonnais New York Branch, as L/C Bank, as amended (28)
 10.38 Participation Agreement dated as of November 13, 1998 by and among the Company as Lessee and Construction Agent, various parties from time to time as Guarantors, First Security Bank, National Association, various banks and other lending institutions as Holders and Lenders, and Credit Lyonnais Los Angeles Branch as Administrative Agent (28)
 10.39 Stock Warrant Agreement dated as of February 17, 1998, by and among the Company and Mr. Emmons, as amended(29)*
 10.40 First Amendment to Revolving Credit Agreement and Synthetic Lease Credit Agreement dated as of December 23, 1998(29)
 10.41 First Waiver and Consent to Extension of Time in connection with Revolving Credit Agreement and Synthetic Lease Credit Agreement dated as of January 13, 1999(29)
 10.42 Waiver to Loan Agreement dated as of February 17, 1999 between the Company and Casino USA, Inc.(29)
 10.43 Second Amendment and Conditional Waiver in connection with Revolving Credit Agreement and Participation Agreement dated as of March 12, 1999(29)
 10.44 Employment Agreement between the Company and Ross E. Roeder dated May 11, 1999(30)*
 10.45     Smart & Final Non-Employee Director Stock Plan, as amended(30)
 10.46 Standby Purchase Agreement between the Company and Casino USA, Inc. dated as of May 10, 1999(30)
 10.47 Third Amendment to Participation Agreement and Amendment to Revolving Credit Agreement dated as of June 23, 1999(30)
 10.48 Addendum to Promissory Note, dated June 11, 1999 by Smart & Final Inc. on Behalf of Casino USA, Inc.(30)
 10.49 Limited Waiver and Consent in connection with Revolving Credit Agreement dated as of February 9, 2000(31)
 10.50 Seventh Amendment to the Smart & Final Supplemental Deferred Compensation Plan dated as of May 16, 2000(32)*
 10.51     Third Amendment to Participation Agreement dated as of August 25,
           2000(33)
 10.52 First Amendment to Deferred Compensation Agreements dated as of October 23, 2000(33)*
 21        Subsidiaries
 23        Consent of Arthur Andersen LLP

-----------------

 (1) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the fiscal year ended January 2, 1994 on Form 10-K, filed on April 4, 1994.
 (2) Incorporated by reference to Exhibit 10.3 in the Company's Registration Statement on Form S-1 (Registration No. 33-41103) effective on July 30, 1991; the amendment is incorporated by reference to Exhibit 10.3 in the Company's Annual Report for the year ended January 4, 1998 on Form 10-K filed on April 13, 1998.
 (3) Incorporated by reference to Exhibit 10.6 in the Company's Registration Statement on Form S-1 (Registration No. 33-41103) effective on July 30, 1991; the amendments are filed to Exhibits 10.6 to the Company's Annual Report for the year ended December 29, 1996 on Form 10-K filed on March 25, 1997; and the Company's Annual Report for the year ended January 4, 1998 on Form 10-K filed on April 13, 1998.
 (4) Incorporated by reference to Exhibits 10.13 and 10.14 in the Company's Registration Statement on Form S-1 (Registration No. 33-41103) effective on July 30, 1991.
 (5) Incorporated by reference to Exhibit 10.16 in the Company's Annual Report for the year ended

           January  4, 1998 on Form 10-K filed on April 13, 1998.
 (6) Incorporated by reference to Exhibit 10.17 in the Company's Annual Report for the year ended December 31, 1995 on Form 10-K filed on March 29, 1996.
 (7) Incorporated by reference to Exhibit 10.18 in the Company's Registration Statement on Form S-1 (Registration No. 33-41103) effective on July 30, 1991.
 (8) Incorporated by reference to Exhibit 10.19 in the Company's Registration Statement on Form S-1 (Registration No. 33-41103) effective on July 30, 1991.
 (9) Incorporated by reference to Exhibit 10.20 in the Company's Annual Report for the year ended December 31, 1995 on Form 10-K filed on March 29, 1996.
 (10) Incorporated by reference to Exhibit 10.22 in the Company's Annual Report for the fiscal year ended January 2, 1994 on Form 10-K, filed on April 4, 1994.
 (11) Incorporated by reference to Exhibit 10.23 in the Company's Annual Report for the year ended December 31, 1995 on Form 10-K filed on March 29, 1996.
 (12) Incorporated by reference to Exhibit 10.24 in the Company's Annual Report for the fiscal year ended December 29, 1991 on Form 10-K, filed on March 24, 1992.
 (13) Incorporated by reference to Exhibit 10.25 in the Company's Form 8 - Amendment No. 1 to its Annual Report for the fiscal year ended December 29, 1991 on Form 10-K, filed on March 30, 1992.
 (14) Incorporated by reference to Exhibit 10.29 in the Company's Definitive Proxy Statement dated May 9, 1997, in connection with the Annual Meeting of Shareholders of the Company held May 9, 1997, filed on April 8, 1997; the extension is incorporated herein by reference to Exhibit 10.124 in the Company's Annual Report for the year ended January 2, 1999 on Form 10-K, filed on March 13, 2000.
 (15) Incorporated by reference to Exhibit 10.47 in the Company's Quarterly Report for the quarter ended October 9, 1994 on Form 10-Q, filed on November 23, 1994; the amendment is also incorporated herein to
           Exhibit 10.47 in the Company's Annual Report for the year ended January 4, 1998 on Form 10-K, filed on April 13, 1998.
 (16) Incorporated by reference to Exhibits 10.48, 10.49 and 10.50 in the Company's Quarterly Report for the quarter ended October 9, 1994 on Form 10-Q, filed on November 23, 1994.
 (17) Incorporated by reference to Exhibits 10.53, 10.54 and 10.55 in the Company's Annual Report for the year ended December 31, 1995 on Form 10-K, filed on March 29, 1996.
 (18) Incorporated by reference to Exhibits 10.56 and 10.57 in the Company's quarterly report for the quarter ended March 26, 1995 on Form 10-Q, filed on May 4, 1995; amendments are incorporated by reference to Exhibits 10.56 and 10.57 in the Company's Quarterly Report for the quarter ended March 28, 1999 on Form 10-Q, filed on May 3, 1999.
 (19) Incorporated by reference to Exhibits 10.61 and 10.62 in the Company's quarterly report for the quarter ended March 26, 1995 on Form 10-Q, filed on May 4, 1995.
 (20) Incorporated by reference to Exhibit 10.68 in the Company's Annual Report for the year ended December 29, 1996 on Form 10-K, filed on March 25, 1997.
 (21) Incorporated by reference to Exhibit 10.84 in the Company's Quarterly Report for the quarter ended October 5, 1997 on Form 10-Q, filed on January 4, 1998.
 (22) Incorporated by reference to Exhibit 10.86 in the Company's Annual Report for the year ended January 4, 1998 on Form 10-K, filed on April 13, 1998; amendments are incorporated by reference to Exhibit
           10.86 in the Company's Quarterly Report for the quarter ended March 28, 1999 on Form 10-Q, filed on May 3, 1999.
 (23) Incorporated by reference to Exhibit 10.88 in the Company's Annual Report for the year ended January 4, 1998 on Form 10-K, filed on April 13, 1998.
 (24) Incorporated by reference to Exhibit 10.89 in the Company's Quarterly Report for the quarter ended March 28, 1999 on Form 10-Q, filed on May 3, 1999.
 (25) Incorporated by reference to Exhibit 10.90 in the Company's Annual Report for the year ended January 4, 1998 on Form 10-K, filed on April 13, 1998.
 (26) Incorporated by reference to Exhibit 10.91 in the Company's Quarterly Report for the quarter ended March 29, 1998 on Form 10-Q, filed on May 12, 1998.
 (27) Incorporated by reference to Exhibit 10.93 in the Company's Quarterly Report for the quarter ended June 21, 1998 on Form 10-Q, filed on August 12, 1998.
 (28)      Incorporated by reference to Exhibits 10.110, 10.111, 10.112, and
           10.113 in the Company's

           Quarterly Report for the quarter ended October 11, 1998 on Form 10-Q, filed on November 25, 1998.
 (29) Incorporated by reference to Exhibits 10.114, 10.115, 10.116, 10.117, and 10.118 in the Company's Annual Report for the year ended January 3, 1999 on Form 10-K, filed on March 24, 1999.
 (30) Incorporated by reference to Exhibits 10.119, 10.120, 10.121, 10.122, and 10.123 in the Company's Quarterly Report for the quarter ended June 20, 1999 on Form 10-Q, filed on August 3, 1999.
 (31) Incorporated by reference to Exhibit 10.125 in the Company's Quarterly Report for the quarter ended March 26, 2000 on Form 10-Q, filed on May 5, 2000.
 (32) Incorporated reference to Exhibit 10.126 in the Company's Quarterly Report for the quarter ended June 18, 2000 on Form 10-Q, filed on July 28, 2000.
 (33) Incorporated by reference to Exhibits 10.127 and 10.128 in the Company's Quarterly Report for the quarter ended October 8, 2000 on Form 10-Q, filed on November 11, 2000.

*Management contracts and compensatory plans, contracts and arrangements of the Company.

 (b)       Reports on Form 8-K:
           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 13, 2001.
                                 --------------

                                             Smart & Final Inc.

                                             By: /s/ Martin A. Lynch
                                                 ----------------------
                                                 Martin A. Lynch
                                                 Executive Vice President and
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March
                                                                        -----
13, 2001.
--------

         /s/ Ross E. Roeder                                         Chairman of the Board and Chief Executive Officer
         _______________________________                                        (Principal Executive Officer)
             Ross E. Roeder

         /s/ Martin A. Lynch                                        Executive Vice President and Chief Financial Officer
         _______________________________
             Martin A. Lynch                                                  (Principal Financial Officer and
                                                                                Principal Accounting Officer)

         _______________________________                                                  Director
             Pierre Bouchut

         /s/ Christian Couvreux
         _______________________________                                                  Director
             Christian Couvreux

         /s/ Timm F. Crull
         _______________________________                                                  Director
             Timm F. Crull

         /s/ James S. Gold
         _______________________________                                                  Director
             James S. Gold

         /s/ Antoine Guichard
         _______________________________                                                  Director
             Antoine Guichard

         _______________________________                                                  Director
             David J. McLaughlin

         _______________________________                                                  Director
             Joel-Andre Ornstein

         /s/ Thomas G. Plaskett
         _______________________________                                                  Director
             Thomas G. Plaskett

         /s/ Etienne Snollaerts
         _______________________________                                                  Director
             Etienne Snollaerts

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smart & Final Inc.:

We have audited in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of Smart & Final Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 16, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
February 16, 2001

                              SMART & FINAL INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 For the Fiscal Years Ended December 31, 2000, January 2, 2000 and January 3,
                                     1999

                                                    Balance at
                                                   Beginning of   Acquisition of                                 Balance at End
                                                      Period         Business       Additions      Deductions       of Period
                                                   -----------    --------------   -----------    ------------    ------------
Fiscal year 2000:
    Allowance for doubtful accounts                $ 4,687,000    $            -   $ 2,508,000     $ 4,013,000     $ 3,182,000
                                                   ===========    ==============   ===========     ===========     ===========
    Inventory realizable value allowance           $ 2,955,000    $            -   $ 1,065,000     $   929,000     $ 3,091,000
                                                   ===========    ==============   ===========     ===========     ===========


Fiscal year 1999:
    Allowance for doubtful accounts                $ 3,660,000    $            -   $ 4,039,000     $ 3,012,000     $ 4,687,000
                                                   ===========    ==============   ===========     ===========     ===========
    Inventory realizable value allowance           $ 2,937,000    $            -   $   418,000     $   400,000     $ 2,955,000
                                                   ===========    ==============   ===========     ===========     ===========


Fiscal year 1998:
    Allowance for doubtful accounts                $ 5,518,000    $      334,000   $ 3,777,000     $ 5,969,000     $ 3,660,000
                                                   ===========    ==============   ===========     ===========     ===========
    Inventory realizable value allowance           $ 1,851,000    $    1,000,000   $ 1,148,000     $ 1,062,000     $ 2,937,000
                                                   ===========    ==============   ===========     ===========     ===========