Form 10-Q
period 2001-03-25
SMART & FINAL INC/DE
filed 2001-05-04
CIK 875751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                            -----------------------

                                   FORM 10-Q

      (Mark one)

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 25, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _______ No   X   .
               ------

The registrant had 29,286,764 shares of common stock outstanding as of May 2, 2001.

================================================================================

                               SMART & FINAL INC.
                                     Index

                                     Part I
                             Financial Information

                                                                      Page
Item 1.  Financial Statements
         Unaudited Consolidated Balance Sheets                         2
         Unaudited Consolidated Statements of Income                   3
         Unaudited Consolidated Statements of Cash Flows               4
         Notes to Unaudited Consolidated Financial Statements          5

Item 2.  Management's Discussion and Analysis of Financial Condition   9
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk    14

                                    Part II
                               Other Information

Item 1.  Legal Proceedings                                            16
Item 2.  Changes in Securities and Use of Proceeds                    16
Item 3.  Defaults upon Senior Securities                              16
Item 4.  Submission of Matters to a Vote of Security Holders          16
Item 5.  Other Information                                            16
Item 6.  Exhibits and Reports on Form 8-K                             16


                               SMART & FINAL INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                         March 25,  December 31,
ASSETS                                                      2001        2000
------                                                  -----------  ----------
Current assets:                                         (Unaudited)
    Cash & cash equivalents                              $  26,924    $  23,328
    Trade notes and accounts receivable, less
       allowance for doubtful accounts of
       $3,315 in 2001 and $3,182 in 2000                    71,455       68,776
    Inventories                                            169,212      170,276
    Prepaid expenses                                         7,327        6,426
    Deferred tax asset                                      11,410       10,890
                                                         ---------    ---------
         Total current assets                              286,328      279,696
Property, plant and equipment:
    Land                                                    37,078       36,338
    Buildings and improvements                              29,559       29,559
    Leasehold improvements                                 105,254      104,646
    Fixtures and equipment                                 187,414      182,678
                                                         ---------    ---------
                                                           359,305      353,221
    Less - Accumulated depreciation and amortization       151,525      146,904
                                                         ---------    ---------
         Net property, plant and equipment                 207,780      206,317

Assets under capital leases, net of accumulated
    amortization of  $8,435 in 2001 and $8,098 in 2000       6,540        6,877
Goodwill, net of accumulated amortization
    of $5,563 in 2001 and $5,203 in 2000                    53,164       53,524
Deferred tax asset                                           6,051        6,051
Other assets                                                28,727       29,876
                                                         ---------    ---------
            Total assets                                 $ 588,590    $ 582,341
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Current maturities of long-term debt                 $ 108,687    $  91,209
    Accounts payable                                        98,670      102,858
    Accrued salaries and wages                              10,623       15,538
    Other accrued liabilities                               36,148       39,688
                                                         ---------    ---------
         Total current liabilities                         254,128      249,293
Long-term liabilities:
    Notes payable, net of current maturities                10,095       10,117
    Notes payable to Parent                                 15,965       15,965
    Obligations under capital leases                         9,049        9,390
    Other long-term liabilities                             13,630       12,632
    Workers' compensation reserve, postretirement
       and postemployment benefits                          20,537       20,079
                                                         ---------    ---------
         Total long-term liabilities                        69,276       68,183

Stockholders' equity:
    Preferred stock, $1 par value (authorized-
    10,000,000 shares; no shares issued)                      --           --
    Common stock, $0.01 par value (authorized-
    100,000,000 shares; 29,284,964 shares issued
    and outstanding in 2001 and 29,203,114 in 2000)            293          292
    Additional paid-in capital                             205,366      204,898
    Notes receivable for stock                                (100)        (100)
    Accumulated other comprehensive loss                    (1,933)        (915)
    Retained earnings                                       61,560       60,690
                                                         ---------    ---------
         Total stockholders' equity                        265,186      264,865
                                                         ---------    ---------
            Total liabilities and stockholders' equity   $ 588,590    $ 582,341
                                                         =========    =========

 The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)

                                                          Twelve Weeks Ended
                                                  -----------------------------
                                                     March 25,       March 26,
                                                        2001           2000
                                                  -------------    ------------
                                                            (Unaudited)

Sales                                             $   424,168      $   399,361
Cost of sales, buying and occupancy                   366,115          345,138
                                                  -----------      -----------

Gross margin                                           58,053           54,223
Operating and administrative expenses                  53,811           50,013
                                                  -----------      -----------

    Income from operations                              4,242            4,210

Interest expense, net                                   3,067            3,245
                                                  -----------      -----------


Income before provision for income taxes                1,175              965
Provision for income taxes                                425              373
                                                  -----------      -----------
    Income from consolidated subsidiaries                 750              592

Equity earnings in unconsolidated subsidiary              120               44
                                                  -----------      -----------

    Net income                                    $       870      $       636
                                                  ===========      ===========

Earnings per common share                         $      0.03      $      0.02
                                                  ===========      ===========

Weighted average common shares                     29,216,756       29,163,185
                                                  ===========      ===========

Earnings per common share, assuming dilution      $      0.03      $      0.02
                                                  ===========      ===========

Weighted average common shares
and common share equivalents                       29,492,458       29,176,666
                                                  ===========      ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                              Twelve Weeks Ended
                                                       ---------------------------------
                                                         March 25,         March 26,
                                                            2001             2000
                                                       ---------------  ----------------
Cash Flows From Operating Activities:                            (Unaudited)
    Net income                                                $    870    $    636
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Gain on disposal of fixed assets                             (7)        (39)
       Depreciation and amortization                             7,794       7,701
       Deferred tax benefit                                       (520)         --
       Amortization of deferred financing costs                    390         444
       Equity earnings in unconsolidated subsidiary               (120)        (44)
       Decrease (increase) in:
          Trade notes and accounts receivable                   (2,679)      1,431
          Inventories                                            1,064       3,364
          Prepaid expenses and other                              (901)         90
       Increase (decrease) in:
          Accounts payable                                       1,343      (3,255)
          Accrued liabilities                                   (4,915)      1,217
          Other liabilities                                     (2,084)       (600)
                                                              --------    --------

       Net cash provided by operating activities                   235      10,945
                                                              --------    --------

Cash Flows From Investing Activities:
    Acquisition of property, plant and equipment               (13,223)     (5,467)
    Proceeds from disposal of property, plant and equipment         26          52
    Other                                                         (557)       (338)
                                                              --------    --------

       Net cash used in investing activities                   (13,754)     (5,753)
                                                              --------    --------

Cash Flows From Financing Activities:
    Payments on bank line of credit                                 --     (17,500)
    Borrowings on bank line of credit                           17,500          --
    Payments on notes payable                                     (385)       (395)
                                                              --------    --------

       Net cash provided by (used in) financing activities      17,115     (17,895)
                                                              --------    --------

Increase (decrease) in cash and cash equivalents                 3,596     (12,703)

Cash and cash equivalents at beginning of period                23,328      42,936
                                                              --------    --------

Cash and cash equivalents at end of period                    $ 26,924    $ 30,233
                                                              ========    ========


 The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a 57.0 percent owned subsidiary of Casino USA, Inc. (the "Parent"). Casino Guichard-Perrachon, S.A. ("Casino France"), a publicly traded French joint stock limited liability company, is the principal shareholder of the Parent. Collectively, Casino France and its subsidiaries currently own approximately 60.0 percent of the Company's common stock.

     The consolidated balance sheet as of March 25, 2001 and the consolidated statements of income and cash flows for the twelve weeks ended March 25, 2001 and March 26, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements in conformity with accounting principals generally accepted in the United States have been included. Such adjustments consisted of normal recurring items as well as the accounting change to adopt Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Interim results are not necessarily indicative of results for a full year.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

2.  Fiscal Years

     The Company's fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

3.  Accounting Change

     Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, which established accounting and reporting standards for derivative instruments and hedging activities. All derivative instruments are required to be measured at fair values and recognized on the balance sheet. Changes in fair values of derivative instruments designated as fair value hedges are recognized in current earnings. The effective portions of changes in fair values of derivative instruments designated as cash flow hedges are recorded as other comprehensive income ("OCI") and are reported on the statement of income when the hedged forecasted transaction affects earnings or the hedged item becomes ineffective. The ineffective portions of cash flow hedges are recognized in current earnings.

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The Company uses interest rate collar agreements to minimize the negative impact of interest rate fluctuations on the Company's cash flows. These agreements are designated as cash flow hedges and are considered fully effective. The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative pretax reduction of $480,000 recorded in OCI as of January 1, 2001, representing cumulative losses on the fair values of these derivative instruments since inception.

4.  Derivatives

     As of March 25, 2001, the Company had interest rate collar agreements with various banks to limit the impact of interest rate fluctuations on revolving debt. These agreements hedge principal amounts of up to an aggregate of $100 million. The agreements limit LIBOR fluctuations to interest rate ranges from 4.70% to 8.00% and expire during various periods from October 2002 to September 2004. For the first quarter of 2001, a pretax reduction of $930,000 was recorded to OCI as a result of changes in the fair values of these agreements. The decrease in fair values of these cash flow hedges during the current quarter is attributable to the declining market interest rates. As of March 25, 2001, the Company did not have other derivative financial instruments.

5.  Stockholders' Equity

     In the fourth quarter of 2000, the Company's board of directors approved a program for the voluntary exchange (the "Exchange Program") of certain outstanding options having an exercise price of $14.00 or higher per share for shares of common stock issued as "Restricted Stock" under the terms of the Company's Long-Term Equity Compensation Plan. All options surrendered as a result of an election under the Exchange Program were canceled and returned to the respective plan under which the canceled options were first granted. The Exchange Program expired on March 9, 2001. A total of 178,510 shares of Restricted Stock were issued. The related compensation expense to be recognized over the vesting periods of one year or three years is $1.6 million.

6.  Comprehensive Income (Loss)

     Comprehensive income (loss) was computed as follows, amounts in thousands:


                                                                Twelve Weeks Ended
                                                               ---------------------
                                                               March 25,   March 26,
                                                                    2001        2000
                                                                 -------       -----
     Net income                                                  $   870         636
     Other comprehensive income (loss):
      Cumulative effect of accounting change, net of tax            (305)          -
      Net gain (loss) on derivative instruments, net of tax         (585)          -
      Foreign currency translation adjustments                      (128)         73
                                                                 -------       -----
      Total other comprehensive income (loss)                     (1,018)         73
                                                                 -------       -----
     Total comprehensive income (loss)                           $  (148)      $ 709
                                                                 =======       =====

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     See Note 3 regarding cumulative effect of accounting change resulting from adoption of SFAS 133 and Note 4 for change in OCI during the reporting period due to changes in fair values of derivative instruments designated as cash flow hedges.

     In accordance with generally accepted accounting principles, the functional currency for the Company's Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in OCI.

7.   Interest Expense

     Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities and a loan from its Parent. The Company paid $2.8 million and $3.5 million in interest in the twelve-week periods ended March 25, 2001 and March 26, 2000, respectively.

8.  Income Taxes

     The Company and the Parent are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, based upon pre-tax income, the Company made tax sharing payments of $745,000 and $133,000 to the Parent in the twelve weeks ended March 25, 2001 and March 26, 2000, respectively. The Company paid $5,000 state income taxes for states other than California in the twelve-week period ended March 25, 2001 and did not pay state income taxes for states other than California in the twelve weeks ended March 26, 2000. The Company paid $1,150,000 and $550,000 of federal income taxes in the twelve-week periods ended March 25, 2001 and March 26, 2000, respectively.

9.  Earnings per Common Share

     Earnings per common share is based on the weighted average number of common shares outstanding. Earnings per common share, assuming dilution includes the weighted average number of common stock equivalents outstanding related to employee stock options and other stock agreements.

10.  Segment Reporting

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

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

     The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

For the twelve weeks ended March 25, 2001:

                                                     Corporate
                              Stores   Foodservice    Expense     Total
                             --------  ------------  ----------  --------
 Revenues from external
  customers                  $324,573      $99,595     $     -   $424,168
 Intercompany real estate
  charge (income)               3,211            -      (3,211)         -
 Interest income                    -            -         125        125
 Interest expense                   -            -       3,192      3,192
 Pre-tax income (loss)          6,938       (2,330)     (3,433)     1,175

  The basis for allocating distribution expense to stores was changed in 2001, reducing Foodservice pre-tax income and increasing Stores pre-tax income by $300,000.

For the twelve weeks ended March 26, 2000:

                                                    Corporate
                              Stores   Foodservice   Expense     Total
                             --------  -----------  ----------  --------
 Revenues from external
  customers                  $303,470      $95,891    $     -   $399,361
 Intercompany real estate
  charge (income)               3,167            -     (3,167)         -
 Interest income                    -            -        393        393
 Interest expense                   -            -      3,638      3,638
 Pre-tax income (loss)          5,808          208     (5,051)       965

11.  Legal Actions

     The Company has been named as a defendant in various legal actions arising in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in significant liability to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K for the year ended December 31, 2000.

Summary

     Smart & Final Inc. (the "Company") reported net income of $0.9 million, or $0.03 per diluted share, for the twelve weeks ended March 25, 2001, compared to net income of $0.6 million, or $0.02 per diluted share, for the twelve weeks ended March 26, 2000.

     Operating earnings were $4.2 million in both the current year quarter and the first quarter of the prior year. For first quarter 2001, when compared to the first quarter of 2000, store operating results increased $1.1 million despite a $2.2 million year to year increase in marketing expense and foodservice operating results declined $2.5 million due to restructuring costs in the northern California unit.

     Interest expense, net decreased $0.2 million in the first quarter of 2001 compared to first quarter 2000 as a result of lower average outstanding debt and rate reductions caused by the Company's improved financial ratios and declining market rates.

Results of Operations

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

                                                         Twelve Weeks Ended
                                                       ----------------------
                                                       March 25,    March 26,
                                                         2001         2000
                                                         ----         ----
     Sales:
       Stores                                             76.5%       76.0%
       Foodservice                                        23.5        24.0
                                                         -----       -----
       Sales, consolidated total                         100.0       100.0
     Cost of sales, buying and occupancy                  86.3        86.4
                                                         -----       -----
     Gross margin                                         13.7        13.6
     Operating and administrative expenses                12.7        12.5
                                                         -----       -----
       Income from operations                              1.0         1.1
     Interest expense, net                                 0.7         0.8
                                                         -----       -----
     Income before provision for income taxes              0.3         0.2
     Provision for income taxes                            0.1         0.1
                                                         -----       -----
     Income from consolidated subsidiaries                 0.2         0.1
     Equity earnings in unconsolidated subsidiaries          -           -
                                                         -----       -----
     Net income                                            0.2%        0.2%
                                                         =====       =====

     The following table sets forth pre-tax profit or loss, in millions, for each of the Company's various reportable segments:

                                                Twelve Weeks Ended
                                              ----------------------
                                              March 25,    March 26,
                                                 2001         2000
                                                 ----         ----
     Stores                                      $ 6.9       $ 5.8
     Foodservice                                  (2.3)        0.2
                                                 -----       -----
       Segment totals                              4.6         6.0
     Interest and other corporate expenses        (3.4)       (5.0)
                                                 -----       -----

     Consolidated pre-tax income                 $ 1.2       $ 1.0
                                                 =====       =====

     Stores segment improved as a result of strong sales and margin rates. Foodservice segment reported a loss due to costs related to restructuring northern California distribution operations. The basis for allocating distribution expense to stores was changed in 2001, reducing Foodservice pre-tax income and increasing Stores pre-tax income by $0.3 million.

Background

     During the quarter, the Company opened four new stores and relocated one store. New store growth is planned to continue in the remainder of fiscal 2001.

                                        Quarter Ended           Year Ended
                                    -----------------------    -------------
                                     March 25,     March 26,   December 31,
                                       2001          2000          2000
                                       ----          ----          ----
     USA:
     Beginning store count              214            212          212
     Stores opened:
       New stores                         4              -            2
       Relocations                        1              1            1
     Stores relocated or closed          (1)            (1)          (1)
                                       ----           ----         ----
     Ending store count                 218            212          214
                                       ----           ----         ----
     MEXICO:
     Beginning store count                7              6            6
     New stores opened                    -              -            1
                                       ----           ----         ----
     Ending store count                   7              6            7
                                       ----           ----         ----

     Grand Total                        225            218          221
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

Comparison of Twelve Weeks Ended March 25, 2001 with Twelve Weeks Ended March 26, 2000.

     Sales. First quarter 2001 sales were $424.2 million, up 6.2% from $399.4 million in the first quarter of 2000.

     Store sales increased 7.0%, from $303.5 million in first quarter 2000 to $324.6 million in first quarter 2001. Comparable store sales for the first quarter of 2001 increased 6.4% over the prior year's same quarter. Average comparable transaction size also increased, by 3.1%, to $37.98 in the first quarter of 2001.

     Foodservice distribution sales increased 3.9%, from $95.9 million in the first quarter of 2000 to $99.6 million in the current year's first quarter. Florida foodservice sales increased 15.4% while northern California foodservice sales declined 9.9% in part as a result of the restructuring program now in progress.

     Gross Margin. Gross margin improved 7.1%, from $54.2 million in the first quarter of 2000 to $58.1 million in the current year quarter. As a percentage of sales, gross margin improved from 13.6% in the prior year's first quarter to 13.7% in first quarter 2001. The primary factors of the increase in gross margin rates were lower purchase costs due to the continuing effort in national procurement and corporate brand expansion programs, better store assortment mix and reduced distribution costs resulting from improved efficiency at the Commerce distribution center and cost reductions at Florida foodservice. These improvements were largely offset by costs incurred at northern California foodservice related to re-racking the facility and restructuring the operation.

     Operating and Administrative Expenses. Operating and administrative expenses for the first quarter of 2001 were $53.8 million, up $3.8 million, or 7.6%, over the first quarter of 2000. These expenses, as a percentage of sales, increased from 12.5% in the first quarter of 2000 to 12.7% in the first quarter of 2001. Expenses increased mainly due to a $2.2 million increase in marketing expense, $0.7 million increase in California utility expenses and to a lesser extent, the costs associated with restructuring the northern California foodservice operation. These increases were largely offset by $1.9 million of consulting fees incurred during the prior year's first quarter. There were no consulting fees in the first quarter of 2001.

     Interest expense, net. Interest expense, net decreased from $3.2 million recorded in first quarter 2000 to $3.1 million in the first quarter of 2001 due to the lower average outstanding debt and rate reductions as a result of the Company's improved financial ratios and declining market rates.

Financial Condition

     Cash and cash equivalents were $23.3 million at December 31, 2000, and $26.9 million at March 25, 2001. Operating activities provided cash of $0.2 million for the twelve weeks ended March 25, 2001. For the quarter, net borrowings on bank and other debt were $17.1 million and investments in fixed asset and other additions were $13.8 million.

     During the twelve weeks ended March 25, 2001, inventories decreased by $1.1 million while the related accounts payable increased $1.3 million. Trade notes and accounts receivable increased $2.7 million. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements.

     Stockholders' equity increased by $0.3 million to $265.2 million at March 25, 2001 as a result of the $0.9 million net income for the first quarter of 2001 plus $0.4 million due to the issuance of restricted stock and other stock agreements and $1.0 million decrease in accumulated OCI. The decrease in accumulated OCI includes $0.3 million, net of tax cumulative effect of accounting change as a result of adoption of SFAS 133, $0.6 million, net of tax reduction in fair values of interest rate collar agreements and $0.1 million translation adjustment.

Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flows from operations. In addition, the Company has availability under bank facilities. Net cash provided by operating activities was $0.2 million in the first quarter of 2001. At March 25, 2001, the Company had cash of $26.9 million, compared to $23.3 million at December 31, 2000. The Company had $133.2 million of debt, excluding capital leases, at March 25, 2001, compared to $115.7 million at December 31, 2000, and stockholders' equity of $265.2 million at March 25, 2001.

     The Company had $219.0 million committed under its Senior Secured Credit Facilities ("Credit Facilities") at March 25, 2001 and December 31, 2000. At March 25, 2001, the Company's borrowings under these facilities totaled $189.1 million compared with $171.6 million at December 31, 2000. At March 25, 2001, the Company had available $29.9 million of unused credit under these facilities.

     As of the end of first quarter 2001, the Company was in substantial compliance with all financial covenants contained in its loan agreements, as amended.

     The Credit Facilities expire in November of 2001. The Company is currently restructuring and extending these facilities. Given the Company's significantly improved financial position and excellent relationship with its lending group, the Company expects a successful restructuring process.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. Dollar and Mexican Peso. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. The Company's exposure to foreign currency risk is limited. The Company does not hold or issue financial instruments for trading purposes, nor engage in other speculative or leveraged transactions. See Note 3 and Note 4 to the consolidated financial statements regarding the adoption of SFAS 133, as amended.

Interest Rate Risk

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

Foreign Currency Risk

     The Company's exposure to foreign currency risk is limited to the Company's operations under Smart & Final Mexico and the equity earnings in its Mexico joint venture. The Company's other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency. The Company does not hedge foreign currency and therefore is not exposed to such hedging risk.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit Number  Description of Exhibit
              --------------  ----------------------

              Not applicable

              _________

         (b)  Reports on Form 8-K
              The Company filed a Current Report on Form 8-K, dated February 26, 2001, with the Securities and Exchange Commission reporting on the Company's program to exchange certain outstanding stock options for restricted shares of the Company's common stock.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SMART & FINAL INC.

                              By:



Date:  May 4, 2001                     /s/ MARTIN A. LYNCH
                                       -------------------
                                         Martin A. Lynch
                                    Executive Vice President,
                                  Chief Financial Officer, and
                              Principal Accounting Officer of the Company