Form 10-Q
period 2001-06-17
SMART & FINAL INC/DE
filed 2001-07-26
CIK 875751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                              -----------------

                                   FORM 10-Q

    (Mark one)

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 17, 2001

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
Yes   X   No
    -----    -----.

The registrant had 29,386,585 shares of common stock outstanding as of July 25, 2001.

================================================================================

                               SMART & FINAL INC.
                                     Index

                                     Part I
                             Financial Information

                                                                        Page
Item 1.  Financial Statements
         Unaudited Consolidated Balance Sheets                            2
         Unaudited Consolidated Statements of Income                      3
         Unaudited Consolidated Statements of Cash Flows                  4
         Notes to Unaudited Consolidated Financial Statements             5

Item 2.  Management's Discussion and Analysis of Financial Condition     11
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk       17


                                    Part II
                               Other Information


Item 1.  Legal Proceedings                                               19
Item 2.  Changes in Securities and Use of Proceeds                       19
Item 3.  Defaults upon Senior Securities                                 19
Item 4.  Submission of Matters to a Vote of Security Holders             19
Item 5.  Other Information                                               20
Item 6.  Exhibits and Reports on Form 8-K                                20

                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                           June 17,               December 31,
ASSETS                                                      2001                     2000
------                                                     -------                ------------
                                                         (Unaudited)
Current assets:
  Cash & cash equivalents                                  $ 24,991                 $ 23,328
  Trade notes and accounts receivable, less
   allowance for doubtful accounts of $3,478 in
   2001 and $3,182 in 2000                                   72,840                   68,776
  Inventories                                               168,976                  170,276
  Prepaid expenses                                            6,793                    6,426
  Deferred tax asset                                         11,540                   10,890
                                                           --------                  -------
     Total current assets                                   285,140                  279,696
Property, plant and equipment:
  Land                                                       36,669                   36,338
  Buildings and improvements                                 31,029                   29,559
  Leasehold improvements                                    108,206                  104,646
  Fixtures and equipment                                    191,531                  182,678
                                                           --------                  -------
                                                            367,435                  353,221
 Less - Accumulated depreciation and amortization           157,913                  146,904
                                                           --------                  -------
     Net property, plant and equipment                      209,522                  206,317

Assets under capital leases, net of accumulated
 amortization of $8,799 in 2001 and $8,098 in 2000            6,484                    6,877
Goodwill, net of accumulated amortization of $5,857
 in 2001 and $5,203 in 2000                                  52,870                   53,524
Deferred tax asset                                            6,051                    6,051
Other assets                                                 27,239                   29,876
                                                           --------                 --------
     Total assets                                          $587,306                 $582,341
                                                           ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt                     $111,345                 $ 91,209
  Accounts payable                                           90,060                  102,858
  Accrued salaries and wages                                 11,892                   15,538
  Other accrued liabilities                                  38,201                   39,688
                                                           --------                 --------
     Total current liabilities                              251,498                  249,293

Long-term liabilities:
  Notes payable, net of current maturities                    5,069                   10,117
  Notes payable to Parent                                    15,965                   15,965
  Obligations under capital leases                            8,763                    9,390
  Other long-term liabilities                                14,557                   12,632
Workers' compensation reserve, postretirement
 and postemployment benefits                                 20,966                   20,079
                                                           --------                 --------
     Total long-term liabilities                             65,320                   68,183

Stockholders' equity:
  Preferred stock, $1 par value (authorized-
  10,000,000 shares; no shares issued)                            -                        -
  Common stock, $0.01 par value
  (authorized-100,000,000 shares; 29,385,085
  shares issued and outstanding in 2001 and
  29,203,114 in 2000)                                           294                      292
  Additional paid-in capital                                206,378                  204,898
  Notes receivable for stock                                   (100)                    (100)
  Accumulated other comprehensive loss                       (2,105)                    (915)
  Retained earnings                                          66,021                   60,690
                                                           --------                 --------
      Total stockholders' equity                            270,488                  264,865
                                                           --------                 --------
        Total liabilities and stockholders' equity         $587,306                 $582,341
                                                           ========                 ========

 The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)

                                                       Twelve  Weeks Ended            Twenty-four Weeks Ended
                                                   ---------------------------      ---------------------------
                                                     June 17,        June 18,        June 17,         June 18,
                                                       2001            2000            2001             2000
                                                   -----------     -----------      -----------     -----------
                                                           (Unaudited)                      (Unaudited)

 Sales                                             $   463,594     $   442,998      $   887,762     $   842,359
 Cost of sales, buying and occupancy                   397,329         382,842          763,444         727,980
                                                   -----------     -----------      -----------     -----------

 Gross margin                                           66,265          60,156          124,318         114,379
 Operating and administrative expenses                  56,539          52,205          110,350         102,218
                                                   -----------     -----------      -----------     -----------
     Income from operations                              9,726           7,951           13,968          12,161

 Interest expense, net                                   2,845           3,237            5,912           6,482
                                                   -----------     -----------      -----------     -----------

 Income before provision for income taxes                6,881           4,714            8,056           5,679
 Provision for income taxes                              2,696           1,616            3,121           1,989
                                                   -----------     -----------      -----------     -----------
     Income from consolidated subsidiaries               4,185           3,098            4,935           3,690

 Equity earnings in unconsolidated subsidiary              276              94              396             138
                                                   -----------     -----------      -----------     -----------

     Net income                                     $    4,461      $    3,192       $    5,331      $    3,828
                                                    ==========      ==========       ==========      ==========

 Earnings  per common share                         $     0.15      $     0.11       $     0.18      $     0.13
                                                    ==========      ==========       ==========      ==========

 Weighted average common shares                     29,316,731      29,192,368       29,266,744      29,177,777
                                                    ==========      ==========       ==========      ==========

 Earnings per common share, assuming dilution       $     0.15      $     0.11       $     0.18      $     0.13
                                                    ==========      ==========       ==========      ==========
 Weighted average common shares
 and common share equivalents                       29,660,429      29,264,238       29,576,444      29,220,452
                                                    ==========      ==========       ==========      ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                            Twenty-four Weeks
                                                                                  Ended
                                                                         ------------------------
                                                                          June 17,       June 18,
                                                                           2001            2000
                                                                         ------------------------
                                                                                (Unaudited)
Cash Flows From Operating Activities:
  Net income                                                             $  5,331        $  3,828
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on disposal of fixed assets                                       (426)            (61)
      Depreciation and amortization                                        15,663          15,474
      Deferred tax provision (benefit)                                       (650)              -
      Amortization of deferred financing costs                                781             873
      Equity earnings in unconsolidated subsidiary                           (396)           (138)
      Decrease (increase) in:
        Trade notes and accounts receivable                                (3,942)          1,008
        Inventories                                                         1,300           3,621
        Prepaid expenses and other                                            173             411
      Increase (decrease) in:
        Accounts payable                                                   (6,831)         (6,115)
        Accrued liabilities                                                (3,646)          3,159
        Other liabilities                                                     597           5,907
                                                                         --------        --------

      Net cash provided by operating activities                             7,954          27,967
                                                                         --------        --------

Cash Flows From Investing Activities:
  Acquisition of property, plant and equipment                            (21,996)         (9,479)
  Proceeds from disposal of property, plant and equipment                     944              77
  Other                                                                      (217)         (1,286)
                                                                         --------        --------

      Net cash used in investing activities                               (21,269)        (10,688)
                                                                         --------        --------

Cash Flows From Financing Activities:
     Proceeds from issuance of common stock                                   821               -
     Payments on bank line of credit                                       (5,000)        (17,500)
     Borrowings on bank line of credit                                     22,500               -
     Payments on notes payable                                             (3,343)         (3,146)
                                                                         --------        --------

      Net cash provided by (used in) financing activities                  14,978         (20,646)
                                                                         --------        --------

Increase (decrease) in cash and cash equivalents                            1,663          (3,367)

Cash and cash equivalents at beginning of  period                          23,328          42,936
                                                                         --------        --------

Cash and cash equivalents at end of period                               $ 24,991        $ 39,569
                                                                         ========        ========

 The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a 56.8 percent owned subsidiary of Casino USA, Inc. (the "Parent"). Casino Guichard-Perrachon, S.A. ("Casino France"), a publicly traded French joint stock limited liability company, is the principal shareholder of the Parent. Collectively, Casino France and its subsidiaries currently own approximately 59.8 percent of the Company's common stock.

     The consolidated balance sheet as of June 17, 2001 and the consolidated statements of income and cash flows for the twelve and twenty-four weeks ended June 17, 2001 and June 18, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements in conformity with accounting principles generally accepted in the United States have been included. Such adjustments consisted of normal recurring items as well as the accounting change to adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Interim results are not necessarily indicative of results for a full year.

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

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The Company uses interest rate collar agreements to minimize the negative impact of interest rate fluctuations on the Company's cash flows. These agreements are designated as cash flow hedges and are considered fully effective. The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pretax reduction of $480,000 recorded to OCI, representing cumulative losses since inception on the fair values of these derivative instruments as of January 1, 2001.

4.   Derivatives

     As of June 17, 2001, the Company had interest rate collar agreements with various banks to limit the impact of interest rate fluctuations on revolving debt. These agreements hedge principal amounts of up to an aggregate of $100 million. The agreements limit LIBOR fluctuations to interest rate ranges from 4.70% to 8.00% and expire during various periods from October 2002 to September 2004. For the first two quarters of 2001, a pretax reduction of $1,263,000 was recorded to OCI as a result of changes in the fair values of these agreements. The decrease in fair values of these cash flow hedges during the current reporting period is attributable to the declining market interest rates. For the twelve-week and twenty-four-week periods ended June 17, 2001, net derivative losses reclassified into earnings were $47,000. The Company estimates that $1.1 million of net derivative losses included in OCI will be reclassified into earnings within the next twelve months.

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

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.   Comprehensive Income (Loss)

     Comprehensive income (loss) was computed as follows, amounts in thousands:


                                                                                  Twenty-four
                                                          Twelve Weeks Ended       Weeks Ended
                                                          -------------------  -------------------
                                                           June 17,   June 18,  June 17,   June 18,
                                                             2001       2000     2001       2000
                                                           ------     ------   -------     ------
Net income                                                 $4,461      3,192     5,331      3,828
Other comprehensive income (loss):
Cumulative effect of accounting change, net of tax              -          -      (305)         -
Net gain (loss) on derivative instruments, net of tax        (203)         -      (788)         -
Foreign currency translation adjustments                       31        146       (97)       219
                                                           ------     ------   -------     ------
Total other comprehensive income (loss)                      (172)       146    (1,190)       219
                                                           ------     ------   -------     ------
Total comprehensive income                                 $4,289     $3,338   $ 4,141     $4,047
                                                           ======     ======   =======     ======

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

7.   Interest Expense

     Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities and a loan from its Parent. The Company paid $5.2 million and $4.7 million in interest in the twenty-four weeks ended June 17, 2001 and June 18, 2000, respectively.

8.   Income Taxes

     The Company and the Parent are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, based upon pre-tax income, the Company made tax sharing payments of $1,246,000 and $235,000 to the Parent in the twenty-four weeks ended June 17, 2001 and June 18, 2000, respectively. The Company paid $10,000 and $40,000 of state income taxes for states other than California in the twenty-four weeks ended June 17, 2001 and June 18, 2000, respectively. The Company paid $2,150,000 and $1,185,000 of federal income taxes in the twenty-four weeks ended June 17, 2001 and June 18, 2000, respectively.

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

     The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

     For the twelve weeks ended June 17, 2001:

                                                     Corporate
                              Stores   Foodservice    Expense     Total
                             --------  ------------  ----------  --------
 Revenues from external
  customers                  $365,891      $97,703     $     -   $463,594
 Intercompany real estate
  charge (income)               3,644          119      (3,763)         -
 Interest income                    -            -         142        142
 Interest expense                   -            -       2,987      2,987
 Pre-tax income (loss)         10,325         (597)     (2,847)     6,881

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     For the twelve weeks ended June 18, 2000:

                                                                          Corporate
                                                   Stores   Foodservice    Expense     Total
                                                  --------  ------------  ----------  --------
 Revenues from external
  customers                                       $348,069     $ 94,929     $     -   $442,998
 Intercompany real estate
  charge (income)                                    3,180            -      (3,180)         -
 Interest income                                         -            -         301        301
 Interest expense                                        -            -       3,538      3,538
 Pre-tax income (loss)                               8,210         (907)     (2,589)     4,714

     For the twenty-four weeks ended June 17, 2001:

                                                                          Corporate
                                                   Stores   Foodservice    Expense     Total
                                                  --------  -----------   ---------   --------
 Revenues from external
  customers                                       $690,464     $197,298     $     -   $887,762
 Intercompany real estate
  charge (income)                                    6,855          119      (6,974)         -
 Interest income                                         -            -         267        267
 Interest expense                                        -            -       6,179      6,179
 Pre-tax income (loss)                              17,263       (2,927)     (6,280)     8,056

     For the twenty-four weeks ended June 18, 2000:

                                                                          Corporate
                                                   Stores   Foodservice    Expense     Total
                                                  --------  -----------   ---------   --------
 Revenues from external
  customers                                       $651,539     $190,820     $     -   $842,359
 Intercompany real estate
  charge (income)                                    6,347            -      (6,347)         -
 Interest income                                         -            -         694        694
 Interest expense                                        -            -       7,176      7,176
 Pre-tax income (loss)                              14,018         (699)     (7,640)     5,679

     The basis for allocating distribution expense to stores was changed in 2001, reducing Foodservice pre-tax income and increasing Stores pre-tax income by $300,000 and $600,000 for the twelve weeks and twenty-four weeks ended June 17, 2001, respectively.

                              SMART & FINAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

11.  Legal Actions

     The Company has been named as a defendant in various legal actions arising in the normal conduct of its business. In the opinion of management, after consultation with counsel, none of these actions are expected to result in significant liability to the Company.

12.  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the twenty-four weeks ended June 17, 2001 was $0.7 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K for the year ended December 31, 2000.

Summary

     Smart & Final Inc. (the "Company") reported net income of $4.5 million, or $0.15 per diluted share, for the twelve weeks ended June 17, 2001, compared to net income of $3.2 million, or $0.11 per diluted share, for the twelve weeks ended June 18, 2000. For the twenty-four weeks ended June 17, 2001, the Company reported net income of $5.3 million, or $0.18 per diluted share, compared to net income of $3.8 million, or $0.13 per diluted share, in the twenty-four weeks ended June 18, 2000.

     Operating earnings increased 22.3%, or $1.8 million, from last year's same quarter to $9.7 million in the twelve weeks ended June 17, 2001. Stores reported an increase in its operating earnings and Foodservice reported a decrease in its operating loss for the quarter as compared to last year's same quarter. Operating earnings increased 14.9%, or $1.8 million, to $14.0 million in the twenty-four weeks ended June 17, 2001. When compared to the same period of last year, for the first half of 2001, store operating results increased $3.3 million despite a $2.6 million year-to-year increase in marketing expense and foodservice operating results declined $2.2 million primarily due to restructuring costs in the northern California unit.

     Interest expense, net decreased $0.6 million in the first half of 2001 compared to the first half of 2000 as a result of lower average outstanding debt and rate reductions caused by the Company's improved financial ratios and declining market rates.

Results of Operations

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

                                               Twelve Weeks Ended     Twenty-four Weeks Ended
                                              --------------------   -------------------------
                                              June 17,   June 18,      June 17,     June 18,
                                                2001       2000          2001         2000
                                               -----      -----         -----        -----
Sales:
 Store                                          78.9%      78.6%         77.8%        77.3%
 Foodservice distribution sales                 21.1       21.4          22.2         22.7
                                               -----      -----         -----        -----
 Sales, consolidated total                     100.0      100.0         100.0        100.0
Cost of sales, buying and occupancy             85.7       86.4          86.0         86.4
                                               -----      -----         -----        -----
Gross margin                                    14.3       13.6          14.0         13.6
Operating and administrative expenses           12.2       11.8          12.4         12.1
                                               -----      -----         -----        -----
  Income from operations                         2.1        1.8           1.6          1.4
Interest expense, net                            0.6        0.7           0.7          0.8
                                               -----      -----         -----        -----
Income before provision for income taxes         1.5        1.1           0.9          0.7
Provision for income taxes                       0.6        0.4           0.4          0.2
                                               -----      -----         -----        -----
Income from consolidated subsidiaries            0.9        0.7           0.6          0.4
Equity earnings in unconsolidated
 subsidiary                                      0.1          -             -            -
                                               -----      -----         -----        -----
Net income                                       1.0%       0.7%          0.6%         0.5%
                                               =====      =====         =====        =====

     The following table sets forth pre-tax profit or loss, in millions, for each of the Company's various reportable segments:

                                           Twelve Weeks Ended     Twenty-four Weeks Ended
                                          --------------------   -------------------------
                                           June 17,   June 18,      June 17,     June 18,
                                             2001       2000          2001         2000
                                            -----      -----         -----        -----
Stores                                      $10.4      $ 8.2         $17.3        $14.0
Foodservice                                  (0.6)      (0.9)         (2.9)        (0.7)
                                            -----      -----         -----        -----
 Segment totals                               9.8        7.3          14.4         13.3
Interest and other corporate expenses         2.9        2.6           6.3          7.6
                                            -----      -----         -----        -----
Consolidated pre-tax income                 $ 6.9      $ 4.7         $ 8.1        $ 5.7
                                            =====      =====         =====        =====

     The basis for allocating distribution expense to stores was changed in 2001, reducing Foodservice pre-tax income and increasing Stores pre-tax income by $0.3 million and $0.6 million for the twelve-week and twenty-four-week periods ended June 17, 2001, respectively.

     Stores segment improved as a result of strong sales and margin rates. Foodservice segment reported a loss due to costs related to restructuring northern California distribution operations; however, despite the restructuring costs, the loss decreased by $0.3 million in the second quarter from prior year's same quarter. The year-to-year improvement in the second quarter at the Foodservice segment is the result of sales increases and continued effort in cost reductions.

Background

     During the first half of 2001, the Company opened five new stores and relocated one store. Additional new store growth is planned for the remainder of fiscal 2001.

                                                        Twenty-four
                                Twelve Weeks Ended      Weeks Ended         Year Ended
                                ------------------   ------------------    -------------
                                June 17,  June 18,   June 17,   June 18,    December 31,
                                  2001      2000      2001        2000          2000
                                --------  --------   --------   -------     ------------
USA:
Beginning store count              218       212       214         212          212
Stores opened:
 New stores                          1         1         5           1            2
 Relocations                         -         -         1           1            1
Stores relocated or closed           -         -        (1)         (1)          (1)
                                  ----      ----      ----        ----          ---
Ending store count                 219       213       219         213          214
                                  ----      ----      ----        ----          ---

MEXICO:
Beginning store count                7         6         7           6            6
New stores opened                    -         -         -           -            1
                                  ----      ----      ----        ----          ---
Ending store count                   7         6         7           6            7
                                  ----      ----      ----        ----          ---

Grand Total                        226       219       226         219          221
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

Comparison of Twelve Weeks Ended June 17, 2001 with Twelve Weeks Ended June 18, 2000.

     Sales. Second quarter 2001 sales were $463.6 million, up 4.6% from $443.0 million in the second quarter of 2000.

     Store sales increased 5.1%, from $348.1 million in second quarter 2000 to $365.9 million in second quarter 2001. Comparable store sales for the second quarter of 2001 increased 4.0% over the prior year's same quarter. Average comparable transaction size also increased, by 1.1%, to $38.64 in the second quarter of 2001.

     Foodservice distribution sales increased 2.9%, from $94.9 million in the second quarter of 2000 to $97.7 million in the current year's second quarter. Florida foodservice sales increased 15.7% while northern California foodservice sales declined 10.3% in part as a result of the restructuring program now in progress.

     Gross Margin. Gross margin improved 10.2%, from $60.2 million in the second quarter of 2000 to $66.3 million in the current year quarter. As a percentage of sales, gross margin improved from 13.6% in the prior year's second quarter to 14.3% in second quarter 2001. The primary factors of the increase in gross margin rates were lower purchase costs due to the continuing effort in national procurement and corporate brand expansion programs, better store assortment mix and reduced distribution costs resulting from improved efficiency at the Commerce distribution center and cost reductions at Florida foodservice. These improvements were partially offset by a change in sales mix at Florida foodservice that generated lower margins and by costs incurred at northern California foodservice related to re-racking the facility and restructuring the operation.

     Operating and Administrative Expenses. Operating and administrative expenses for the second quarter of 2001 were $56.5 million, up $4.3 million, or 8.3%, over the second quarter of 2000. These expenses, as a percentage of sales, increased from 11.8% in the second quarter of 2000 to 12.2% in the second quarter of 2001. Expenses increased due to restructuring costs incurred in northern California foodservice operations, increased utility costs and marketing expense increases. These increases were partially offset by a $1.0 million retroactive medical insurance and other benefit charge recorded in the prior year's second quarter.

     Interest expense, net. Interest expense, net decreased from $3.2 million recorded in second quarter 2000 to $2.8 million in the second quarter of 2001 due to rate reductions as a result of the Company's improved financial ratios and declining market rates.

Comparison of Twenty-Four Weeks Ended June 17, 2001 with Twenty-Four Weeks Ended June 18, 2000.

     Sales.   Sales in the first half of 2001 were $887.8 million, up 5.4% from the comparable 2000 period.

     Store sales increased 6.0%, from $651.5 million to $690.5 million in the first half of 2001. Comparable store sales increased 5.1% in the first half of 2001 over the prior year period. Average comparable transaction size also increased 2.1% to $38.33 in the first half of 2001.

     Foodservice distribution sales increased 3.4%, from $190.8 in the first half of 2000 to $197.3 million in the first half of 2001. Florida foodservice sales increased 15.6% but northern California foodservice sales declined 10.1% in part as a result of the restructuring program now in progress.

     Gross Margin. Gross margin improved 8.7% from $114.4 million in the first half of 2000 to $124.3 million in the 2001 twenty-four-week period. As a percentage of sales, gross margin increased from 13.6% of sales for the first half of 2000 to 14.0% in the comparable 2001 period. The primary factors in the improvement of gross margin rates were lower purchase costs due to the new national procurement program and expanded corporate brands, better store assortment mix and reduced distribution costs due to the improved efficiency at the new Commerce distribution center and cost reductions at Florida foodservice. These improvements were partially offset by costs incurred at northern California foodservice related to the restructuring.

     Operating and Administrative Expenses.   Operating and administrative
expenses for the first half of 2001 were $110.4 million, or 12.4% of sales, compared with $102.2 million, or 12.1% of sales, in the first half of 2000. The expense increase was primarily driven by increased store marketing expense, increased utility costs and northern California foodservice operation restructuring costs. The increase was partially offset by the $2.2 million consulting fees incurred related to improving procurement programs and $1.0 million of retroactive medical insurance and other benefit charges recorded in the first half of 2000. No similar consulting fees or retroactive medical insurance and other benefit charges were recorded in the first half of 2001.

     Interest Expense, net. Interest expense, net decreased from $6.5 million, or 0.8% of sales, in the first half of 2000 to $5.9 million, or 0.7% of sales, in the comparable 2001 period. This decrease was primarily a result of lower interest rates and lower average debt outstanding.

Financial Condition

     Cash and cash equivalents were $25.0 million at June 17, 2001, compared to $23.3 million at December 31, 2000. Operating activities provided cash of $8.0 million for the twenty-four weeks ended June 17, 2001. For the first half of 2001, net proceeds from financing activities were $15.0 million and investments in fixed asset and other additions were $21.3 million.

     During the twenty-four weeks ended June 17, 2001, inventories decreased by $1.3 million and the related accounts payable decreased by $6.8 million. Trade notes and accounts receivable increased $3.9 million primarily due to the increased sales at Florida foodservice operation. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements.

     Stockholders' equity increased by $5.6 million to $270.5 million at June 17, 2001 as a result of the $5.3 million net income for the first half of 2001 plus $1.5 million of stock options exercised, issuance of restricted stock and other stock agreements and $1.2 million decrease in accumulated OCI. The decrease in accumulated OCI includes $0.3 million, net of tax cumulative effect of accounting change as a result of adoption of SFAS 133, $0.8 million, net of tax reduction in fair values of interest rate collar agreements for the first half of 2001 and $0.1 million translation adjustment.

Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flows from operations. In addition, the Company has availability under bank facilities. Net cash provided by operating activities was $8.0 million in the first half of 2001. At June 17, 2001, the Company had cash of $25.0 million, compared to $23.3 million at December 31, 2000. The Company had $130.6 million of debt, excluding capital leases, at June 17, 2001, compared to $115.7 million at December 31, 2000, and stockholders' equity of $270.5 million at June 17, 2001.

     The Company had $219.0 million committed under its Senior Secured Credit Facilities ("Credit Facilities") at June 17, 2001 and December 31, 2000. At June 17, 2001, the Company's borrowings under these facilities totaled $189.1 million, compared with $171.6 million at December 31, 2000. At June 17, 2001, the Company had available $29.9 million of unused credit under these facilities.

     As of the end of second quarter 2001, the Company was in compliance with all financial covenants contained in its loan agreements, as amended.

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

Forward-Looking Statements

     From time to time Smart & Final may publish forward-looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectation include the extent of the company's success in (i) changing market conditions (ii) unforeseen costs and expenses (iii) ability to attract new customers and retain existing customers (iv) gain or losses from sales along with the uncertainties of achieving planned sales (v) increases in interest rates of the Company's cost of borrowing and other factors, including unusually adverse weather conditions, described from time to time in the company's SEC filing and reports. This report includes "forward-looking statements" including, without limitation, statements as to the Company's liquidity and availability of capital resources.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

            The annual Meeting of Stockholders of the Company was held on May 23, 2001. At the meeting, stockholders (1) elected four directors of the Company; (2) approved an amendment to the Long-Term Equity Compensation Plan increasing by 1,130,000 the number of shares authorized for grant thereunder and extending the expiration date of that plan until December 31, 2010; and (3) ratified the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company for the year ending December 30, 2001.

            The four directors elected at the meeting were Pierre B. Bouchut, David J. McLaughlin, Thomas G. Plaskett, and Etienne Snollaerts. The directors whose term of office as a director continued after the meeting are Christian P. Couvreux, Timm F. Crull, James S. Gold, Antoine Guichard, Joel-Andre Ornstein and Ross E. Roeder.

            The votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for office as a director were as follows:

                                             VOTES
                                -----------------------------                Broker
                                   For      Against  Withheld  Abstentions  Non-Votes
                                ----------  -------  --------  -----------  ---------
         Pierre B. Bouchut      27,009,921     -      994,730       -           -
         David J. McLaughlin    27,009,932     -      994,719       -           -
         Thomas G. Plaskett     27,009,572     -      995,079       -           -
         Etienne Snollaerts     27,009,621     -      995,030       -           -

            The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for approving the amendment to the Long-Term Equity Compensation Plan were as follows:

                                             VOTES
                                -----------------------------                Broker
                                   For       Against  Withheld  Abstentions  Non-Votes
                                ----------   -------  --------  -----------  ---------
         Amendment to the       24,433,012   1,226,688     -      15,476     2,329,475
         Long-Term Equity
         Compensation Plan

            The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for ratification of Arthur Andersen LLP, as auditors for the Company for the year ending December 30, 2001 were as follows:

                                              VOTES
                                    -------------------------------                    Broker
                                       For      Against    Withheld    Abstentions   Non-Votes
                                    ----------  -------    --------    -----------   ---------


         Ratification of            27,993,301   7,337         -          4,013           -
         Arthur Andersen LLP
         as auditors for the
         Company for the year
         ending December 30, 2001

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit Number  Description of Exhibit
              --------------  ----------------------

              10.53 Amendment dated May 11, 2001 to Employment Agreement between the Company and Ross E. Roeder dated May 11, 1999*
              10.54 Amendment dated May 31, 2001 to Employment Agreement and Consulting Agreement between the Company and Martin A. Lynch dated April 1, 1997*

              *Management contracts and compensatory plans, contracts and arrangements of the Company.

               _________

          (b)  Reports on Form 8-K
               The Company filed a Current Report on Form 8-K, dated April 5, 2001, announcing the retirement of Martin A. Lynch, the Executive Vice President and Chief Financial Officer of the Company, effective at the end of May 2001 and the appointment of Richard
               N. Phegley as the new Chief Financial Officer.

                                   Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SMART & FINAL INC.

                              By:



Date:  July 26, 2001                  /s/ RICHARD N. PHEGLEY
                                      ----------------------
                                       Richard N. Phegley
                                       Senior Vice President,
                                Chief Financial Officer, and
                              Principal Accounting Officer of the Company