Form 10-Q
period 2001-10-07
SMART & FINAL INC/DE
filed 2001-11-16
CIK 875751

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                             _______________________

                                  FORM 10-Q


       (Mark one)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 7, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ____.
     ---

The registrant had 29,388,449 shares of common stock outstanding as of November 15, 2001.


================================================================================

                               SMART & FINAL INC.
                                      Index

                                     Part I
                              Financial Information

                                                                             Page
Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets                                  2
         Unaudited Consolidated Statements of Income                            3
         Unaudited Consolidated Statements of Cash Flows                        4
         Notes to Unaudited Consolidated Financial Statements                   5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             11


Item 3.  Quantitative and Qualitative Disclosure about Market Risk             17



                                    Part II
                               Other Information

Item 1.  Legal Proceedings                                                     19
Item 2.  Changes in Securities and Use of Proceeds                             19
Item 3.  Defaults upon Senior Securities                                       19
Item 4.  Submission of Matters to a Vote of Security Holders                   19
Item 5.  Other Information                                                     19
Item 6.  Exhibits and Reports on Form 8-K                                      19

                               SMART & FINAL INC.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                           October 7,     December 31,
ASSETS                                                                        2001            2000
------                                                                    ------------    ------------
Current assets:                                                            (Unaudited)
    Cash and cash equivalents                                             $     22,060    $     23,328
    Trade notes and accounts receivable, less allowance for
        doubtful accounts of $3,764 in 2001 and $3,182 in 2000                  74,269          68,776
    Inventories                                                                175,340         170,276
    Prepaid expenses                                                             6,664           6,426
    Deferred tax asset                                                          12,457          10,890
                                                                          ------------    ------------
         Total current assets                                                  290,790         279,696

Property, plant and equipment:
    Land                                                                        36,669          36,338
    Buildings and improvements                                                  31,029          29,559
    Leasehold improvements                                                     110,775         104,646
    Fixtures and equipment                                                     197,148         182,678
                                                                          ------------    ------------
                                                                               375,621         353,221
    Less - Accumulated depreciation and amortization                           164,572         146,904
                                                                          ------------    ------------
         Net property, plant and equipment                                     211,049         206,317

Assets under capital leases, net of accumulated
  amortization of  $8,857 in 2001 and $8,098 in 2000                             6,042           6,877
Goodwill, net of accumulated amortization
  of  $6,344 in 2001 and $5,203 in 2000                                         52,383          53,524
Deferred tax asset                                                               6,051           6,051
Other assets                                                                    31,966          29,876
                                                                          ------------    ------------
             Total assets                                                 $    598,281    $    582,341
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

    Current maturities of long-term debt                                  $    111,255    $     91,209
    Accounts payable                                                            92,835         102,858
    Accrued salaries and wages                                                  13,254          15,538
    Other accrued liabilities                                                   39,221          39,688
                                                                          ------------    ------------
         Total current liabilities                                             256,565         249,293

Long-term liabilities:
    Notes payable, net of current maturities                                     5,010          10,117
    Notes payable to Parent                                                     15,965          15,965
    Obligations under capital leases                                             8,249           9,390
    Other long-term liabilities                                                 15,394          12,632
    Workers' compensation reserve, postretirement
       and postemployment benefits                                              22,428          20,079
                                                                          ------------    ------------
         Total long-term liabilities                                            67,046          68,183

Stockholders' equity:
    Preferred stock, $1 par value (authorized-
    10,000,000 shares; no shares issued)                                             -               -
    Common stock, $0.01 par value (authorized-
    100,000,000 shares; 29,388,329 shares issued
    and outstanding in 2001 and 29,203,114 in 2000)                                294             292
    Additional paid-in capital                                                 206,635         204,898
    Notes receivable for common stock                                             (100)           (100)
    Accumulated other comprehensive loss                                        (3,434)           (915)
    Retained earnings                                                           71,275          60,690
                                                                          ------------    ------------
         Total stockholders' equity                                            274,670         264,865
                                                                          ------------    ------------
             Total liabilities and stockholders' equity                   $    598,281    $    582,341
                                                                          ============    ============

  The accompanying notes are an integral part of these unaudited consolidated financial statements

                               SMART & FINAL INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)


                                                      Sixteen Weeks Ended                              Forty Weeks Ended
                                            ------------------------------------         ---------------------------------------
                                              October 7,          October 8,                 October 7,            October 8,
                                                2001                 2000                       2001                  2000
                                            ------------       -----------------         -----------------      ----------------
                                                      (Unaudited)                                      (Unaudited)

 Sales                                      $    609,329       $         587,313         $       1,497,091      $      1,429,672
 Cost of sales, buying and occupancy             519,083                 504,767                 1,282,527             1,232,747
                                            ------------       -----------------         -----------------      ----------------

 Gross margin                                     90,246                  82,546                   214,564               196,925
 Operating and administrative expenses            78,562                  71,958                   188,912               174,176
                                            ------------       -----------------         -----------------      ----------------

         Income from operations                   11,684                  10,588                    25,652                22,749

 Interest expense, net                             3,633                   4,170                     9,545                10,652
                                            ------------       -----------------         -----------------      ----------------

 Income before provision for income taxes          8,051                   6,418                    16,107                12,097
 Provision for income taxes                        3,071                   2,452                     6,192                 4,441

                                            ------------       -----------------         -----------------      ----------------
         Income from consolidated
         subsidiaries                              4,980                   3,966                     9,915                 7,656

 Equity earnings in unconsolidated
 subsidiary                                          274                     129                       670                   267

                                            ------------       -----------------         -----------------      ----------------

         Net income                         $      5,254       $           4,095         $          10,585      $          7,923
                                            ============       =================         =================      ================



 Earnings per common share                  $       0.18       $            0.14         $            0.36      $           0.27
                                            ============       =================         =================      ================

 Weighted average common shares               29,387,111              29,203,114                29,314,891            29,187,912
                                            ============       =================         =================      ================

 Earnings per common share,
 assuming dilution                          $       0.18       $            0.14         $            0.36      $           0.27
                                            ============       =================         =================      ================

 Weighted average common shares
 and common share equivalents                 29,783,608              29,268,181                29,659,309            29,239,544
                                            ============       =================         =================      ================


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               SMART & FINAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                               Forty Weeks Ended
                                                                        ------------------------------
                                                                        October 7,          October 8,
                                                                           2001                2000
                                                                        ----------          ----------
Cash Flows From Operating Activities:                                            (Unaudited)
 Net income                                                             $ 10,585             $  7,923
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Gain on disposal of fixed assets                                          (462)                (129)
  Depreciation and amortization                                           26,196               25,628
  Deferred tax provision (benefit)                                        (1,567)                   -
  Amortization of deferred financing costs                                 1,302                1,393
  Equity earnings in unconsolidated subsidiary                              (670)                (267)
  Decrease (increase) in:
   Trade notes and accounts receivable                                    (5,493)              (1,902)
   Inventories                                                            (5,064)              (7,095)
   Prepaid expenses and other                                             (1,309)              (1,449)
  Increase (decrease) in:
   Accounts payable                                                       (3,981)              (2,013)
   Accrued liabilities                                                    (2,284)               4,555
   Other liabilities                                                       2,548                7,482
                                                                        --------             --------
  Net cash provided by operating activities                               19,801               34,126
                                                                        --------             --------

Cash Flows From Investing Activities:
 Acquisition of property, plant and equipment                            (32,474)             (15,602)
 Proceeds from disposal of property, plant and equipment                     986                  149
 Other                                                                    (4,049)              (1,317)
                                                                        --------             --------
  Net cash used in investing activities                                  (35,537)             (16,770)
                                                                        --------             --------

Cash Flows From Financing Activities:
 Proceeds from issuance of common stock                                      976                    -
 Payments on bank line of credit                                         (10,000)             (25,500)
 Borrowings on bank line of credit                                        27,500                    -
 Payments on notes payable                                                (4,008)              (3,838)
                                                                        --------             --------
  Net cash provided by (used in) financing activities                     14,468             (29,338)
                                                                        --------             --------

Decrease in cash and cash equivalents                                     (1,268)             (11,982)

Cash and cash equivalents at beginning of  period                         23,328               42,936
                                                                        --------             --------
Cash and cash equivalents at end of period                              $ 22,060             $ 30,954
                                                                        ========             ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

     The consolidated balance sheet as of October 7, 2001 and the consolidated statements of income and cash flows for the sixteen and forty weeks ended October 7, 2001 and October 8, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements in conformity with accounting principles generally accepted in the United States have been included. Such adjustments consisted of normal recurring items as well as the accounting change to adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Interim results are not necessarily indicative of results for a full year.

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

                               SMART & FINAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The Company uses interest rate collar agreements to minimize the negative impact of interest rate fluctuations on the Company's cash flows. These agreements are designated as cash flow hedges and are considered fully effective. The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction of $480,000 recorded to OCI, representing cumulative losses since inception on the fair values of these derivative instruments as of January 1, 2001.

4.   Derivatives

     As of October 7, 2001, the Company had interest rate collar agreements with various banks to limit the impact of interest rate fluctuations on revolving debt. These agreements hedge principal amounts of up to an aggregate of $100 million. The agreements limit LIBOR fluctuations to interest rate ranges from 4.70% to 8.00% and expire during various periods from October 2002 to September 2004. For the forty weeks ended October 7, 2001, a pretax reduction of $3,645,000 was recorded to OCI as a result of changes in the fair values of these agreements. The decrease in fair values of these cash flow hedges during the current reporting period is attributable to the declining market interest rates. For the sixteen weeks and forty weeks ended October 7, 2001, net derivative losses reclassified into earnings were $327,000 and $374,000, respectively. The Company estimates that $1.9 million of net derivative losses included in OCI will be reclassified into earnings within the next twelve months.

5.   Stockholders' Equity

     In the fourth quarter of 2000, the Company's board of directors approved a program for the voluntary exchange (the "Exchange Program") of certain outstanding options having an exercise price of $14.00 or higher per share for shares of common stock issued as "Restricted Stock" under the terms of the Company's Long-Term Equity Compensation Plan. All options surrendered as a result of an election under the Exchange Program were canceled and returned to the respective plan under which the canceled options were first granted. The Exchange Program expired on March 9, 2001. A total of 178,510 shares of Restricted Stock were issued. The related compensation expense to be recognized over the vesting periods of one year or three years is $1.6 million. Through the period ended October 7, 2001, the related compensation expense recognized was $0.4 million.

                               SMART & FINAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.   Comprehensive Income (Loss)

     Comprehensive income (loss) was computed as follows, amounts in thousands:

                                                      Sixteen Weeks Ended            Forty Weeks Ended
                                                 -----------------------------  ----------------------------
                                                  October 7,      October 8,     October 7,      October 8,
                                                     2001            2000           2001            2000
                                                 -------------   -------------  -------------  -------------
Net income                                       $       5,254   $       4,095  $      10,585  $       7,923
Other comprehensive income (loss):
 Cumulative effect of accounting change,
    net of tax                                               -               -           (305)             -
   Net gain (loss) on derivative instruments,
    net of tax                                          (1,465)              -         (2,253)             -
Foreign currency translation adjustments                   136            (164)            39             55
                                                 -------------   -------------  -------------  -------------
Total other comprehensive income (loss)                 (1,329)           (164)        (2,519)            55
                                                 -------------   -------------  -------------  -------------
Total comprehensive income                       $       3,925   $       3,931  $       8,066  $       7,978
                                                 =============   =============  =============  =============

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

7.   Interest Expense

     Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities and a loan from its Parent. The Company paid $9.9 million and $11.6 million in interest in the forty weeks ended October 7, 2001 and October 8, 2000, respectively.

8.   Income Taxes

     The Company and the Parent are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, based upon pre-tax income, the Company made tax sharing payments of $1,586,000 and $534,000 to the Parent in the forty weeks ended October 7, 2001 and October 8, 2000, respectively. The Company paid $46,000 and $60,000 of state income taxes for states other than California in the forty weeks ended October 7, 2001 and October 8, 2000, respectively. The Company paid $5,550,000 and $3,685,000 of federal income taxes in the forty weeks ended October 7, 2001 and October 8, 2000, respectively.

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

10.  Segment Reporting

     The Company has two reportable segments: Stores and Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The Foodservice segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers and Smart & Final stores. Corporate Expense is comprised primarily of the Company's corporate expenses incidental to the activities of the reportable segments and rental income from Smart & Final stores. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

     The Company does not allocate interest, income taxes or nonrecurring gains and losses to the reportable segments. These costs are included in Corporate Expense below. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

     The sales, pre-tax income or loss and other information of each segment are as follows, amounts in thousands:

     For the sixteen weeks ended October 7, 2001:

                                                                          Corporate
                                   Stores            Foodservice           Expense               Total
                              ----------------   ------------------   -----------------   ----------------
Sales to external
  customers                   $        492,043   $          117,286   $               -   $        609,329
Intercompany real estate
  charge (income)                        4,997                  182              (5,179)                 -
Interest income                              -                    -                 155                155
Interest expense                             -                    -               3,788              3,788
Pre-tax income (loss)                   13,088               (2,433)             (2,604)             8,051

                               SMART & FINAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     For the sixteen weeks ended October 8, 2000:

                                                                                Corporate
                                         Stores            Foodservice           Expense              Total
                                    ---------------   ------------------   -----------------   ----------------
Sales to external
  customers                         $        468,859   $          118,454   $               -   $        587,313
Intercompany real estate
  charge (income)                              4,260                    -              (4,260)                 -
Interest income                                    -                    -                 485                485
Interest expense                                   -                    -               4,655              4,655
Pre-tax income (loss)                         13,055               (1,983)             (4,654)             6,418

     For the forty weeks ended October 7, 2001:

                                                                                Corporate
                                         Stores            Foodservice           Expense              Total
                                    ----------------   ------------------   -----------------   ----------------
Sales to external
  customers                         $      1,182,507   $          314,584   $               -   $      1,497,091
Intercompany real estate
  charge (income)                             11,852                  301             (12,153)                 -
Interest income                                    -                    -                 422                422
Interest expense                                   -                    -               9,967              9,967
Pre-tax income (loss)                         30,351               (5,360)             (8,884)            16,107

     For the forty weeks ended October 8, 2000:

                                                                                Corporate
                                         Stores            Foodservice           Expense              Total
                                    ----------------   ------------------   -----------------   ----------------
Sales to external
  customers                         $      1,120,398   $          309,274   $               -   $      1,429,672
Intercompany real estate
  charge (income)                             10,607                    -             (10,607)                 -
Interest income                                    -                    -               1,179              1,179
Interest expense                                   -                    -              11,831             11,831
Pre-tax income (loss)                         27,073               (2,682)            (12,294)            12,097

     The basis for allocating distribution expense to Stores was changed in 2001, reducing Foodservice pre-tax income and increasing Stores pre-tax income by $1,200,000 and $1,800,000 for the sixteen weeks and forty weeks ended October 7, 2001, respectively.

                               SMART & FINAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

11.  Legal Actions

     The Company has been named as a defendant in various legal actions arising in the normal conduct of its business. The Company has also been named as defendant in a suit filed on September 13, 2001 in the Superior Court for the State of California for the County of Los Angeles. This suit, Sergio Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other Company store managers and assistant managers in California, alleging that the Company misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action seeks to be classified as a "class action" and seeks unspecified damages. The Company is actively investigating the merits of this action but, after consultation with counsel, does not currently believe that merits of this action warrant class action status or will result in significant liability to the Company. In the opinion of management, after consultation with counsel, none of the other legal actions involving the Company are expected to result in significant liability to the Company.

12.  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the forty weeks ended October 7, 2001 was $1.1 million.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 144.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company's Form 10-K for the year ended December 31, 2000.

Summary

     Smart & Final Inc. (the "Company") reported net income of $5.3 million, or $0.18 per diluted share, for the sixteen weeks ended October 7, 2001, compared to net income of $4.1 million, or $0.14 per diluted share, for the sixteen weeks ended October 8, 2000. For the forty weeks ended October 7, 2001, the Company reported net income of $10.6 million, or $0.36 per diluted share, compared to net income of $7.9 million, or $0.27 per diluted share, in the forty weeks ended October 8, 2000.

     Operating income increased 10.4%, or $1.1 million, from last year's same quarter to $11.7 million in the sixteen weeks ended October 7, 2001. Corporate Expense reported decreased expenses, partially offset by an increase in operating loss reported by Foodservice, for the quarter as compared to last year's same quarter. Stores reported operating income at about prior year's level for the quarter. Operating income increased 12.8%, or $2.9 million, to $25.7 million in the forty weeks ended October 7, 2001. When compared to the same period of last year, Corporate Expense reported decreased expenses and Stores reported increased operating income, despite a $2.7 million year-to-year increase in marketing expense. These improvements were partially offset by increased operating losses in Foodservice, primarily due to restructuring costs in the northern California unit and changes in the basis of allocating distribution expense to Stores.

     Interest expense, net decreased $1.1 million in the forty weeks ended October 7, 2001, compared to the same period of 2000 as a result of lower average outstanding debt and rate reductions, attributable to the Company's improved financial ratios and declining market rates.

     The events of September 11, 2001 initially reduced sales in all segments of the Company's business. Sales in the Stores segment have recovered and our recent trends indicate sales patterns similar to pre-September 11th levels. Foodservice segment sales were more sharply reduced and are continuing to be negatively impacted, as this segment is more dependent upon the tourism and travel industries. We cannot be certain of the future impact that the events of September 11th and their aftermath will have on the Company's business.

Results of Operations

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

                                                          Sixteen Weeks Ended             Forty Weeks Ended
                                                     -----------------------------  ----------------------------
                                                       October 7,     October 8,     October 7,     October 8,
                                                          2001           2000           2001            2000
                                                     -------------   -------------  -------------   ------------
Sales:
    Stores                                                    80.8%           79.8%          79.0%          78.4%
    Foodservice                                               19.2            20.2           21.0           21.6
                                                     -------------   -------------  -------------   ------------
    Sales, consolidated total                                100.0           100.0          100.0          100.0
Cost of sales, buying and occupancy                           85.2            85.9           85.7           86.2
                                                     -------------   -------------  -------------   ------------
Gross margin                                                  14.8            14.1           14.3           13.8
Operating and administrative expenses                         12.9            12.3           12.6           12.2
                                                     -------------   -------------  -------------   ------------
    Income from operations                                     1.9             1.8            1.7            1.6
Interest expense, net                                          0.6             0.7            0.6            0.7
                                                     -------------   -------------  -------------   ------------
Income before provision for income taxes                       1.3             1.1            1.1            0.8
Provision for income taxes                                     0.5             0.4            0.4            0.3
                                                     -------------   -------------  -------------   ------------
Income from consolidated subsidiaries                          0.8             0.7            0.7            0.5
Equity earnings in unconsolidated
 subsidiary                                                      -               -              -              -
                                                     -------------   -------------  -------------   ------------
Net income                                                     0.9%            0.7%           0.7%           0.6%
                                                     =============   =============  =============   ============


     The following table sets forth pre-tax income or loss, in millions, for each of the Company's various reportable segments:

                                                          Sixteen Weeks Ended             Forty Weeks Ended
                                                     -----------------------------  ----------------------------
                                                       October 7,     October 8,     October 7,     October 8,
                                                          2001           2000           2001            2000
                                                     -------------   -------------  -------------   ------------
Stores                                               $      13.1     $      13.1    $       30.4    $       27.1
Foodservice                                                 (2.5)           (2.0)           (5.4)           (2.7)
                                                     -----------     -----------    ------------    ------------
   Segment totals                                           10.6            11.1            25.0            24.4
Interest and other corporate expenses                        2.6             4.7             8.9            12.3
                                                     -----------     -----------    ------------    ------------
Consolidated pre-tax income                          $       8.0     $       6.4    $       16.1    $       12.1
                                                     ===========     ===========    ============    ============


     The basis for allocating distribution expense to Stores was changed in 2001, reducing Foodservice pre-tax income and increasing Stores pre-tax income by $1.2 million and $1.8 million for the sixteen weeks and forty weeks ended October 7, 2001, respectively.

     Strong sales and margin rates improvement at Stores segment offset its increased operating expenses. Foodservice segment reported a loss primarily due to costs related to restructuring northern California distribution operations during the first half of 2001 and changes in the basis of allocating distribution expenses to Stores, partially offset by continued effort in cost control.

     During the forty weeks ended October 7, 2001, the Company opened eight new stores and relocated one store. Additional new store growth is planned for the remainder of fiscal 2001.

                                                                              Forty
                                        Sixteen Weeks Ended                Weeks Ended               Year Ended
                                        ----------------------    ---------------------------    -----------------
                                     October 7,     October 8,       October 7,    October 8,       December 31,
                                        2001           2000            2001           2000             2000
                                    -----------    -----------    ------------    -----------    -----------------
USA:
Beginning store count                       219            213             214            212                  212
Stores opened:
   New stores                                 3              -               8              1                    2
   Relocations                                -              -               1              1                    1
Stores relocated or closed                   (1)             -              (2)            (1)                  (1)
                                    -----------    -----------    -------------   -----------    -----------------
Ending store count                          221            213             221            213                  214
                                    -----------    -----------    ------------    -----------    -----------------

MEXICO:
Beginning store count                         7              6               7              6                    6
New stores opened                             -              1               -              1                    1
                                    -----------    -----------    ------------    -----------    -----------------
Ending store count                            7              7               7              7                    7
                                    -----------    -----------    ------------    -----------    -----------------

Total Ending Store Count                    228            220             228            220                  221
                                    ===========    ===========    ============    ===========    =================

     Mexico operations are not consolidated and are reported on the equity basis of accounting.

     Management continually assesses each store's profitability on a pre-tax income basis after allocation of all corporate expenses. Stores not meeting strategic management objectives for profitability, market penetration, and/or other measures are evaluated for closure or relocation. Generally, stores opened in mature markets are expected to achieve profitability within 18 months of operations. However, there can be no assurance that the Company will be able to open new stores in a timely manner; hire, train and integrate employees; continue locating and obtaining favorable store sites; or adapt distribution, management information and other operating systems sufficiently to grow in a successful and profitable manner.

     Each of the Company's fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Comparison of Sixteen Weeks Ended October 7, 2001 with Sixteen Weeks Ended October 8, 2000.

     Sales. Third quarter 2001 sales were $609.3 million, up 3.7% from $587.3 million in the third quarter of 2000.

     Store sales increased 4.9%, from $468.9 million in third quarter 2000 to $492.0 million in third quarter 2001. Comparable store sales for the third quarter of 2001 increased 3.2% over the prior year's same quarter. Average comparable transaction size decreased, by 0.3%, to $38.86 in the third quarter of 2001.

     Foodservice sales decreased 1.0%, from $118.5 million in the third quarter of 2000 to $117.3 million in the current year's third quarter. Florida foodservice sales increased 7.8% while northern California foodservice sales declined 9.1%. The rate of sales increases at Florida foodservice declined from the first two quarters of the current year, primarily due to the traditionally slower summer season, followed by the effects of the September 11th events. In the northern California foodservice unit, the effects of the September 11th events on sales were partially offset by the initiation of business in September with a large institutional customer.

     Gross Margin. Gross margin improved 9.3%, from $82.5 million in the third quarter of 2000 to $90.2 million in the current year quarter. As a percentage of sales, gross margin improved from 14.1% in the prior year's third quarter to 14.8% in third quarter 2001. The primary factors of the increase in gross margin rates were lower purchase costs due to the continuing effort in marketing, national procurement and corporate brand expansion programs, better store assortment mix and reduced distribution costs resulting from improved efficiency at the Commerce distribution center and improved distribution efficiency in the foodservice operations. These improvements were partially offset by a change in sales mix at both foodservice units that generated lower margins.

     Operating and Administrative Expenses. Operating and administrative expenses for the third quarter of 2001 were $78.6 million, up $6.6 million, or 9.2%, over the third quarter of 2000. These expenses, as a percentage of sales, increased from 12.3% in the third quarter of 2000 to 12.9% in the third quarter of 2001. Expenses increased due to costs related to increased service and sales support at the store level, selling expenses incurred in northern California foodservice operations, and increased utility costs and marketing expenses.

     Interest Expense, Net. Interest expense, net decreased from $4.2 million recorded in third quarter 2000 to $3.6 million in the third quarter of 2001 due to rate reductions as a result of the Company's improved financial ratios, lower market interest rates and lower average debt outstanding.

Comparison of Forty Weeks Ended October 7, 2001 with Forty Weeks Ended October 8, 2000.

     Sales. Sales in the forty weeks ended October 7, 2001 were $1,497.1 million, up 4.7% from the comparable 2000 period.

     Store sales increased 5.5%, from $1,120.4 million to $1,182.5 million in the forty weeks ended October 7, 2001. Comparable store sales increased 4.3% in the first three quarters of 2001 over the prior year period. Average comparable transaction size also increased, by 1.1% to $38.55 in the first three quarters of 2001.

     Foodservice sales increased 1.7%, from $309.3 million to $314.6 million in the forty weeks ended October 7, 2001. Florida foodservice sales increased 12.7% but northern California foodservice sales declined 9.7% in part as a result of the restructuring program during the first half of the current year. Sales have decreased in both foodservice units in the last part of the third quarter, following the September 11th events.

     Gross Margin. Gross margin improved 9.0% from $196.9 million in the forty weeks ended October 8, 2000 to $214.6 million in forty weeks ended October 7, 2001. As a percentage of sales, gross margin increased from 13.8% of sales for the first three quarters of 2000 to 14.3% in the comparable 2001 period. The primary factors in the improvement of gross margin rates were lower purchase costs due to the new national procurement program and corporate brand expansion programs, better store assortment mix and reduced distribution costs due to the improved efficiency at the Commerce distribution center and improved distribution efficiency at Florida foodservice. These improvements were partially offset by costs incurred at northern California foodservice related to the restructuring and changes in sales mix as new sales from Foodservice typically generate lower margins, but also cost less to serve.

     Operating and Administrative Expenses. Operating and administrative expenses for the forty weeks ended October 7, 2001 were $188.9 million, or 12.6% of sales, compared with $174.2 million, or 12.2% of sales, in the comparable 2000 period. The expense increase was primarily driven by increased store marketing expense, costs related to increased service and sales support at the store level, increased utility costs and northern California foodservice operation restructuring costs. The increase was partially offset by the $2.4 million consulting fees incurred related to improving procurement programs and $1.0 million of retroactive medical insurance and other benefit charges recorded in the comparable period of 2000. No similar consulting fees or retroactive medical insurance and other benefit charges were recorded in the same period of 2001.

     Interest Expense, Net. Interest expense, net decreased from $10.7 million, or 0.7% of sales, in the first three quarters of 2000 to $9.5 million, or 0.6% of sales, in the comparable 2001 period. This decrease was primarily a result of rate reductions as a result of the Company's improved financial ratios, decreased market interest rates and lower average debt outstanding.

 Financial Condition

     Cash and cash equivalents were $22.1 million at October 7, 2001, compared to $23.3 million at December 31, 2000. Operating activities provided cash of $19.8 million for the forty weeks ended October 7, 2001. For the forty weeks ended October 7, 2001, net proceeds from financing activities were $14.5 million and net cash used in investing activities was $35.5 million.

     During the forty weeks ended October 7, 2001, inventories increased by $5.1 million and the related accounts payable decreased by $4.0 million. Trade notes and accounts receivable increased $5.5 million primarily due to the increased sales at foodservice operations and slowdown of the economy. Other changes in operating assets and liabilities generally reflect the timing of receipts and disbursements.

     Stockholders' equity increased by $9.8 million to $274.7 million at October 7, 2001 as a result of the $10.6 million net income for the forty weeks ended October 7, 2001 plus $1.7 million of stock options exercised, issuance of restricted stock and other stock agreements and $2.5 million decrease in accumulated OCI. The decrease in accumulated OCI includes $0.3 million, net of tax, cumulative effect of accounting change as a result of adoption of SFAS 133 and $2.2 million, net of tax, reduction in fair values of interest rate collar agreements for the first three quarters of 2001.

Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flows from operations. Net cash provided by operating activities was $19.8 million in the first three quarters of 2001. At October 7, 2001, the Company had cash of $22.1 million, compared to $23.3 million at December 31, 2000. The Company had $130.5 million of debt, excluding capital leases, at October 7, 2001, compared to $115.7 million at December 31, 2000, and stockholders' equity of $274.7 million at October 7, 2001.

     Additionally, the Company has availability under bank facilities. The Company had $219.0 million committed under its Senior Secured Credit Facilities ("Credit Facilities") at October 7, 2001 and December 31, 2000. At October 7, 2001, the Company's borrowings under these facilities totaled $189.1 million, compared with $171.6 million at December 31, 2000. At October 7, 2001, the Company had available $29.9 million of unused credit under these facilities.

     As of the end of third quarter 2001, the Company was in compliance with all financial covenants contained in its loan agreements, as amended.

     The Credit Facilities expired in mid-November of 2001 and an extension has been granted by the existing lenders, through November 30, 2001 for the purpose of completing the documentation of the replacement credit facilities. The Company currently believes that the documentation of the replacement credit facilities will be completed prior to November 30, 2001.

     The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash flows from operations, lease financing and other borrowings and proceeds from the issuance of equity securities. The Company believes that its sources of funds are adequate to provide for working capital, other capital expenditures, and debt service requirements for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risks relating to fluctuations in interest rates, the exchange rate between the U.S. Dollar and Mexican Peso and credit risk. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. The Company's exposure to foreign currency risk is limited. The Company does not hold or issue financial instruments for trading purposes, nor engage in other speculative or leveraged transactions. See Note 3 and Note 4 to the unaudited consolidated financial statements regarding the adoption of SFAS 133, as amended.

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

Credit Risk

     The Company is exposed to credit risk on trade accounts receivable. The Company provides credit primarily to foodservice customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

Forward-Looking Statements

     When used in this report, the words "believe," "expect," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. The following important factors, among others, could cause the Company's results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements; (iii) deterioration in general or regional economic conditions; (iv) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (v) loss of customers or sales weakness; (vi) inability to achieve future sales levels or other operating results; (vii) the unavailability of funds for capital expenditures; and (viii) operational inefficiencies in distribution or other Company systems. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               The Company has been named as defendant in a suit filed on September 13, 2001 in the Superior Court for the State of California for the County of Los Angeles. This suit, Sergio Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other Company store managers and assistant managers in California, alleging that the Company misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action seeks to be classified as a "class action" and seeks unspecified damages. The Company is actively investigating the merits of this action but, after consultation with counsel, does not currently believe that merits of this action warrant class action status or will result in significant liability to the Company.

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Not applicable.

               _________

          (b)  Reports on Form 8-K

               Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SMART & FINAL INC.

                                     By:



Date: November 15, 2001                          /s/ RICHARD N. PHEGLEY
                                     -------------------------------------------
                                                   Richard N. Phegley
                                                 Senior Vice President,
                                             Chief Financial Officer, and
                                     Principal Accounting Officer of the Company