Form 10-K405
period 2001-12-30
SMART & FINAL INC/DE
filed 2002-03-15
CIK 875751

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              ---------------------

                                    FORM 10-K
            (Mark one)

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 30, 2001
                                             -----------------

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
Yes   X     No    .
     ---      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 11, 2002, the aggregate market value of Common Stock held by
      --------------
nonaffiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $106,683,441
                                                  ------------
("nonaffiliates" excludes for this purpose executive officers, directors and the registrant's majority shareholder).

As of March 11, 2002, the registrant had outstanding 29,394,841 shares of Common
      --------------
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 23, 2002 are incorporated by reference into Part III of this Form 10-K.

                               SMART & FINAL INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended December 30, 2001

Caption                                                                                                Page
-------                                                                                                ----
PART I

Item 1.       Business.................................................................................    3

Item 2.       Properties...............................................................................   12

Item 3.       Legal Proceedings........................................................................   13

Item 4.       Submission of Matters to a Vote of Security Holders......................................   13

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters....................   14

Item 6.       Selected Financial Data..................................................................   15

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations...............................................................................   16

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...............................   22

Item 8.       Financial Statements and Supplementary Data..............................................   24

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure...............................................................................   55

PART III

Item 10.      Directors and Executive Officers of the Registrant.......................................   55

Item 11.      Executive Compensation...................................................................   55

Item 12.      Security Ownership of Certain Beneficial Owners and Management...........................   55

Item 13.      Certain Relationships and Related Transactions...........................................   55

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................   55

PART I

Item 1.   Business

General

         Smart & Final Inc. (the "Company") is a Delaware corporation, headquartered in Los Angeles, California. The Company's predecessors began operations in 1871 in Southern California, where it pioneered the "cash-and-carry" concept in the wholesale grocery business. The Company was incorporated in 1991 and its operations include non-membership warehouse grocery stores and a broadline foodservice distribution business. In 2001, the Company had total sales of $1,946.7 million and at the end of 2001, had approximately 5,800 employees.

         The Company's business includes two operating segments, Stores and Foodservice. Management believes the operations of the Stores and Foodservice segments are complementary and that ownership of broadline foodservice distributors facilitates store expansion in new markets because it reduces product costs and distribution expenses inherent in new markets. Financial information about the Company's operating segments is incorporated herein by reference from Note 14 to the Consolidated Financial Statements included in this report.

Stores

         The Company operated 224 non-membership warehouse grocery stores in Arizona, California, Florida, Idaho, Nevada, Oregon, and Washington at fiscal year end 2001 through its principal subsidiary, Smart & Final Stores Corporation, a California corporation and related entities (collectively "Smart & Final"). These stores operate under the trade names "Smart & Final" and "United Grocers Cash & Carry" ("Cash & Carry"). In 2001, Smart & Final stores had total sales of $1,542.9 million.

         The Company's 100%-owned subsidiary, Smart & Final de Mexico S.A. de C.V. ("Smart & Final Mexico"), is a Mexican holding company that owns 50% of a joint venture with the operators of the Calimax store chain. The joint venture operates eight stores in Mexico as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. and is reported on the equity basis of accounting.

         Smart & Final stores offer a consistent selection of approximately 10,000 food items, supplies and equipment, primarily in institutional sizes and quantities, targeted at small foodservice businesses and other customer groups. Most stores also attract value-oriented retail customers who prefer to purchase items in large sizes or quantities. The Company believes that Smart & Final stores are strategically positioned in a substantial niche market between membership warehouse clubs and traditional foodservice operators. With an average size of 17,209 square feet, the stores' smaller footprint enables the Company to locate a greater number of stores in urban and suburban neighborhoods than warehouse club operators, which in turn provides a faster, more convenient shopping experience for the customer.

         Smart & Final stores have experienced significant sales growth despite the expansion of the warehouse club industry in the Company's geographic markets. The Company attributes sales growth in this segment to its commitment to be a key supplier for the needs of small and mid-sized independent foodservice operators. Smart & Final positions itself competitively by offering convenience, attractive pricing, a wide and consistent assortment including high quality corporate brand items, and a high level of customer service. The Company's specific focus on foodservice operators, while being attentive to the needs of its retail customers, enables Smart & Final to react quickly to changing market requirements and customer needs. Management believes these strategies, together with its unique retail/wholesale concept, provides greater overall value than the competition.

         In recent years, Smart & Final has begun operating stores in new geographic areas. In May 1998, the Company acquired 39 Cash & Carry stores, operating mainly in the Pacific Northwest, and currently operates 45 stores under that banner. Smart & Final opened stores in Florida in 1996 and as of fiscal year end 2001, operated twelve stores in Southern Florida. Although its operations in Florida are not yet profitable, the Company believes the state, with its vibrant economy, its significant Hispanic population, and its concentration of small independent restaurants and businesses, is an attractive growth market for its store concept.

         During the early to mid 1990's, the Company focused on opening stores in its existing markets and expanding in northern California. In 1999 and 2000, Smart & Final concentrated on assimilating the Cash & Carry stores. In 2001, Smart & Final opened thirteen new and relocated stores in its existing markets. The Company plans to continue expansion in its mature market areas through relocations and remodels of existing stores and new store openings.

         The following table shows certain information regarding the Company's stores for the years indicated:

                                         Fiscal         Fiscal       Fiscal       Fiscal       Fiscal
                                           2001           2000         1999         1998         1997
                                       --------      ---------    ---------    ---------     --------
STORE COUNT:
  USA
  Beginning store count                     214            212          209          167          168
  Stores opened:
    New stores                               11              2            3            5            4
    Relocations                               2              1            -            3            7
    Acquired                                  -              -            -           39            -
  Stores relocated or closed                 (3)            (1)           -           (5)         (12)
                                       --------      ---------    ---------    ---------     --------
  Ending store count                        224            214          212          209          167
                                       --------      ---------    ---------    ---------     --------
  MEXICO
  Beginning store count                       7              6            6            5            5
  New stores opened                           1              1            -            1            -
                                        -------      ---------    ---------    ---------     --------
  Ending store count                          8              7            6            6            5
                                        -------      ---------    ---------    ---------     --------

  Total Ending Store Count                  232            221          218          215          172
                                        =======      =========    =========    =========     ========

OPERATIONAL DATA:
  Average selling square feet
    per store at end of period:
      USA                                17,209         16,851       16,736       16,662       15,448
      MEXICO                             18,130         17,681       17,350       17,350       16,946
  New store data:
    Average selling square feet:
      USA                                20,146         18,453       20,900       21,079       21,462
      MEXICO                             18,692         19,667            -       19,368            -

         Mexico operations are not consolidated and are reported on the equity basis of accounting.

         Developing new stores, from initiation of construction to store opening, requires an average of approximately nine months. On average during the past three years, each new and relocated store cost approximately $650,000 in buildings and improvements and required approximately $480,000 and $390,000 for equipment and inventory, respectively. Remodel costs over the past three years have averaged approximately $3,500,000 each year or approximately $394,000 per store remodel. The primary objective of remodelings is to improve the profitability of the stores by increasing sales and generating increased margins.

         Management continually assesses each store's profitability on a pre-tax profit basis after allocation of corporate expenses. Stores not meeting strategic management objectives for profitability, market penetration, and/or other measures are evaluated for closure or relocation. Generally, stores opened in mature markets are expected to achieve profitability within 18 months of operations. However, there can be no assurance that the Company will be able to open new stores in a timely manner; to hire, train and integrate employees; to continue locating and obtaining favorable store sites; and to adapt distribution, management information and other operating systems sufficiently to support new store growth in a successful and profitable manner.

Merchandising

         Customers. Smart & Final-format stores serve two primary customer bases: businesses and household consumers. Many restaurants, caterers, businesses, clubs and organizations shop at Smart & Final stores for their foodservice product needs. Household consumers shop at Smart & Final stores for the same features that foodservice professionals enjoy: everyday low warehouse prices, smaller warehouse format to facilitate quick and easy shopping, and professional-quality products.

         Product Assortment and Quality. Each Smart & Final store carries approximately 10,000 assorted food and related items in bulk sizes and quantities. Smart & Final stores offer customers a wide product selection in a hybrid, retail/wholesale format, including frozen and refrigerated foods, delicatessen products, fresh produce, paper products, janitorial supplies, restaurant equipment, tobacco, candy, snacks, beverages, and party supplies. Products are regularly scheduled to undergo a formalized profitability review that identifies items that should be added or removed. The Company is continuing the expansion of perishable products by adding meat and produce items. The Company believes the size, consistency, and depth of its product assortment satisfies customers' needs.

         Product quality is important in the Smart & Final stores product assortment. The Company's quality assurance department strives to insure that its high standards are maintained for all corporate brands and products.

         Corporate Brand Positioning. Smart & Final stores utilize the Company's corporate brands within most merchandise categories, providing a competitive alternative to national brands. Corporate brands are positioned to create brand loyalty and establish an ongoing customer relationship. Furthermore, management believes foodservice customers make purchases based on a quality/value/price perception. Smart & Final stores' corporate brands target leading competitive brands with attention to quality and value. In addition, the margin contribution from corporate brands is generally higher than the comparable national brand product.

         During 2001, the sales and margin contribution of the Company's corporate brands program continued to grow. The core program consists of a three-quality-tiered structure, analogous to competitive programs. The SmartBuy(R) Brand is a standard grade brand positioned as "the price leader"; Smart & Final(R), the Company's national brand quality equivalent, is a consistent, quality-driven, competitively priced brand; and Smart & Final Premium Brand(R) represents the highest quality within the product line. There are approximately 1,500 stock keeping units represented by these brands.

         In addition to the core corporate brand program, the Company actively markets its assortment of signature brands. The Montecito(R) line of Hispanic products and the La Romanella(R) line of Italian products represent signature brands designed to reach niche ethnic markets while enhancing our core products.

         Another key signature brand, Snack'rs(TM), was introduced in 2000. This rapidly expanding brand is designed to significantly enhance sales and gross margins in the snack food category. In addition, a new signature brand of spices, Tradewinds(TM), was introduced in 2000.

         Two additional signature brands were introduced during 2001. Rushing Springs(TM) bottled water and First Street Deli(TM) delicatessen products have expanded the Company's signature brand product reach into new categories. The Company is developing additional signature brands for introduction in 2002.

         Pricing. Smart & Final attempts to identify and establish competitive pricing on key items in local markets including competitive pricing against warehouse club stores. The Company's pricing strategy is carefully coordinated with its overall assortment strategy and with other marketing programs. Incentives encourage customers to purchase the largest sizes and case quantities, which helps maximize operating efficiencies within the distribution system. In addition, Smart & Final corporate brand items offer distinct price and value advantages over comparable national brands.

         Customer Service. Smart & Final focuses on customer service and convenience to encourage more frequent store visits and greater average purchase size. For example, stores offer convenient locations, operating hours and front door parking lots, along with logical layouts and highly readable signage. Smart & Final also maintains a high in-stock service rate; high product quality; clean stores; friendly, responsible and knowledgeable personnel; and specialized point-of-sale support. In addition, stores take customers' special orders for a wide variety of products not carried regularly in its assortment.

         Smart & Final utilizes customer service centers and representatives, provides informative customer materials, and emphasizes employee training that builds customer loyalty. The Company has an employee training program designed to increase store employees' retailing expertise and product knowledge. The Company's in-house training center provides employees with the opportunity to build their knowledge and acquire additional skills.

         Marketing. Smart & Final's marketing efforts are focused on building brand awareness to encourage trial and retrial and on strengthening customer relationships to build repeat visits and increase average purchase. Brand awareness is built with broad-reach advertising, public relations efforts and strong, market-entry promotional programs. Customer relationships are enhanced with loyalty card programs, targeted marketing and local store events. Suppliers are encouraged to participate in the Company's marketing programs, thereby reducing Smart & Final's net marketing costs.

         Store Design and Size. Smart & Final stores are designed as convenient warehouse stores dedicated to easing the shopping experience. For the last three years, new and relocated stores have ranged from 12,000 to 26,000 square feet. Smart & Final stores are organized into dry grocery, beverages, frozen foods, janitorial, equipment and supplies, candy, snacks, party supplies and other departments. In addition, prototype designs are improved continually to enhance traffic flow, space utilization, departmentalization, adjacencies of merchandise, and overall visual appeal without diluting the convenient warehouse image. Each Smart & Final store normally has three to six checkout counters and is staffed by an average of 11 employees.

Operations

         Procurement. The Company believes Smart & Final's purchasing policies and procedures result in costs that are comparable to other companies purchasing similar quantities and types of merchandise. Service level goals and investment buying strategies are integral to the purchasing program. In addition, Smart & Final continually utilizes the efficiencies provided by cooperative buying organizations to facilitate low cost purchasing. These buying alliances supplement the normal buying activities of each distribution center. Smart & Final also strives to maintain close working relationships with its major suppliers to reduce its product and distribution costs. The Company is continuing the process of consolidating procurement of national brand products, corporate brand products and signature brand products for all Stores and broadline Foodservice operating units. In 2001, several national procurement agreements were negotiated with suppliers, which reduced costs and contributed to increased margins.

         Smart & Final buys its products from approximately 1,800 different suppliers. The Company has not had any difficulty in the past, and does not expect any difficulties in the future, in obtaining products from suppliers.

         Distribution. Smart & Final supports 127 stores in southern California from a 445,000 square foot distribution center in Commerce, California that began operations in February 1999. This facility replaced older warehouses and, because of its higher ceiling height, has approximately double the aggregate storage capacity of the older facilities.

         The 45 Cash & Carry stores in the Pacific Northwest are primarily served through a service agreement with Unified Western Grocers, Inc., a grocery cooperative. The Company's Foodservice distribution facilities located in Stockton, California and Miami, Florida serve 40 northern California stores and twelve Florida stores, respectively. Other methods of distribution include a service agreement with an outside freezer facility for distribution of frozen and deli products and direct shipments from suppliers to Smart & Final stores that deliver mostly bakery, soda, dairy and produce.

         Smart & Final utilizes computerized inventory management systems, radio frequency technology, and integrated labor management systems in its warehouses.

         Smart & Final operates a fleet of 35 tractors and 131 trailers that are either owned or leased. When possible, the Company increases the efficiency of its fleet by filling outbound trucks to capacity and utilizing a backhaul program for inbound deliveries.

Foodservice

         The Company operates its northern California and Florida broadline foodservice distribution businesses through a holding company, American Foodservice Distributors, a California corporation ("American Foodservice"). American Foodservice owns Port Stockton Food Distributors, Inc., a California corporation, Henry Lee Company, a Florida corporation, and two meat processing and distribution divisions in Florida, Southern Foods and Orlando Foodservice. Port Stockton Food Distributions, Inc., headquartered in Stockton, California, conducts business under the name Smart & Final Foodservice Distributors ("Smart & Final Foodservice"). Smart & Final Foodservice also owns Davis Lay and Craig and Hamilton branded operations that operate produce and meat processing facilities, respectively, in northern California. Henry Lee Company, headquartered in Miami, Florida, and American Foodservice's two Florida operating divisions, Southern Foods and Orlando Foodservice, are collectively referred to as "Florida Foodservice". In 2001, American Foodservice had total sales of $403.8 million.

         Customers and Market. American Foodservice's core business is distribution of food and non-food products to approximately 7,200 foodservice customers such as restaurants, coffee shops, hotels, cruise ships, and institutions. In northern California, Smart & Final Foodservice's market area includes the Bay Area on the west to Reno, Nevada on the East, Eureka on the North and Bakersfield on the South. Florida Foodservice serves foodservice operator customers primarily located in the State of Florida and certain markets in the Caribbean and central and south America.

         Product Assortment and Quality. American Foodservice's full-line assortment features dry grocery, frozen foods, fresh meat, deli products, produce, health and beauty aids, paper and packaging, janitorial supplies, and restaurant equipment and supplies. American Foodservice distributes national-brand, private-labeled, and Smart & Final's corporate brand and signature brand merchandise and products. The Company believes the quality, consistency and depth of its product assortment satisfies its customers' needs.

         Customer Service. In addition to a broadline assortment, American Foodservice provides its customers primary services including product delivery, extension of credit and ancillary services such as restaurant equipment and supplies. The Company believes the ability to accurately deliver a full-line assortment of products and services on a dependable basis is critical to securing new customers and retaining existing customer market share.

         Procurement. The Company believes American Foodservice's purchasing policies and procedures result in costs that are comparable to other broadline foodservice distributors. American Foodservice, through its Henry Lee Company and Smart & Final Foodservice subsidiaries, is a large member of UniPro Foodservice, Inc., a buying group with annual member sales of over $13 billion. American Foodservice is also a member of the DMA Major Account sales group. American Foodservice utilizes the efficiencies provided by these buying organizations as well as the Company's consolidated procurement program for national brand products, corporate brand products and signature brand products.

         Distribution. In northern California, Smart & Final Foodservice operates three dry grocery facilities in Stockton totaling 460,000 square feet and a 23,000-square-feet meat processing facility. Additionally, Smart and Final Foodservice has a service agreement to provide frozen and refrigerated distribution to its customers. These facilities and the service agreement serve Smart and Final Foodservice's 4,000 customers, as well as 40 northern California Smart & Final stores. Smart & Final Foodservice operates a fleet of 113 tractors, 100 trailers and 24 vans that are either owned or leased.

         In Florida, the Florida Foodservice serves its 3,200 customers and twelve Smart & Final stores from a 230,000 square foot dry and refrigerated grocery distribution center and a 99,000 square foot frozen food facility in Miami, Florida. Florida Foodservice operates a fleet of 70 tractors, 84 trailers and three vans that are either owned or leased.

Competition

         The Company participates in the dynamic and highly competitive $170 billion annual sales domestic food distribution industry. Its competitors include membership and non-membership warehouse stores, wholesale distributors, supermarkets, supercenters, and other retailers. Many of the Company's competitors have greater financial, distribution and marketing resources, as well as greater name recognition than the Company.

         The warehouse club industry generated sales of approximately $71 billion in 2001, over 60% of which were in food and related products. The Company's three major warehouse club competitors are Costco Wholesale Corporation, BJ's Wholesale Club and the SAM's Club division of Wal-Mart Stores. The industry has experienced intense price competition, product innovation and rapid store growth over the past several years. The Company believes that it competes effectively with membership clubs by offering a broader and more consistent foodservice assortment, more convenient shopping facilities and locations, a high level of customer service and competitive pricing.

         The traditional foodservice distribution market, in which American Foodservice operates and in which Smart & Final competes to a lesser extent, is very competitive and highly fragmented. Major competition consists of national operators such as Sysco Corporation, Performance Food Group, the U.S. Foodservice division of Ahold USA and many smaller, regional distributors. The top 50 broadline distributors are believed to represent approximately 35% of the total foodservice market.

         Competition from supermarket chains continues to increase as such chains emphasize price, service and convenient locations, while widening their assortment of goods and lowering certain prices to more effectively compete with warehouse clubs and supercenters.

Management Information Systems

         The Company has made substantial investments in new systems during the past several years, and expects to continue to invest in business technology as a means to enhance its competitive position.

         The Company will continue its investment in customer relationship management systems and data warehousing and will streamline data collection and reporting systems across all lines of the business. These new systems are designed to enhance the customer purchasing experience, help to better understand the Company's customers and to focus on the most important needs of customers while enabling the Company to be more efficient and responsive to current business trends.

         The Company's purchasing system enables buyers to manage turnover, buy inventory efficiently, achieve targeted gross margin objectives, track rebates and allowances by vendor, and maintain targeted service levels. The merchandising system enables store assortment to be customized to the needs and characteristics of individual market areas, maximizes gross margin return on investment by item and product category, and increases inventory turn. The distribution system manages warehouse inventories and store order selection, and measures enterprise labor productivity.

Human Resources

         The Company strongly emphasizes career development and retention of its employees. The Company strives to maintain the culture of a highly focused, innovative organization that maximizes employee productivity and contributions. The Company actively recruits and offers training opportunities to employees in order to develop qualified candidates for managerial positions as vacancies occur.

         Employee training and development programs through the Company's own training facilities encompass all levels of store operations, from entry through management, and emphasize merchandising techniques and customer service goals to ensure top associate quality and productivity. Company mechanisms, such as incentive pay and stock option programs, reward superior performance and motivate employees. In addition, approximately 8.2% of each Smart & Final store's pre-tax profit, after allocation of corporate costs, is paid out as monthly bonuses to the store's full-time employees and selected part-time employees. Cash & Carry store managers and employees receive annual bonuses based on the achievement of specific operating goals. There are also sales incentives for the Foodservice sales employees and productivity incentives for the distribution center employees.

         Hourly employees employed by 17 Cash and Carry stores are party to a labor contract between the International Brotherhood of Teamsters ("Teamsters") and the Company. Approximately 100 employees are covered by this contract. Smart & Final Foodservice is party to an agreement with its Food Distribution Associates Association, representing approximately 300 employees, which contains certain procedures and policies with respect to management and employee relations.

         At fiscal year end, the Company and its subsidiaries employed approximately 5,800 employees, including 4,710 at Smart & Final, 620 at Smart & Final Foodservice, and 470 at Florida Foodservice. About one-half of the Company's employees are part-time employees. The Company considers relations with its employees to be good.

Government Regulation

The Company is subject to regulations enacted by federal, state and local regulatory agencies, including the U.S. Food and Drug Administration and U.S. Department of Agriculture. These regulations include, but are not limited to, trade practices, labor, health, safety, transportation, environmental protection and regulations related to the sale and distribution of alcoholic beverages, tobacco products, milk, agricultural products, meat products and other food products. Compliance with these regulations has not had a material effect on the financial position or results of operations of the Company.

Website

         Smart & Final's site on the World Wide Web,
http://www.smartandfinal.com, enables online purchases and provides information
----------------------------
about the Company, menus, recipes and general tips on cooking and entertaining. The Company's site features a catalog of 5,000 professional-quality kitchen equipment and supply items and a broad assortment of Tradewinds spices for sale online. Customers also can locate their nearest store, view current product specials and sample menus and recipes for entertaining, learn about the Company's foodservice distribution business and review the Company's history, financial information and job opportunities. The Company's website is updated on a regular basis.

Item 2.   Properties

         As of fiscal year end 2001, the Company leased 142 store properties directly from third party lessors and had eight stores on real property that is ground leased from third party lessors. These leases had an average remaining lease term of nine years as of fiscal year end 2001. At year end, the Company leased 15 store properties under a lease agreement described below. The remaining 59 store properties are owned.

         The Company occupies a 445,000 square foot distribution facility in Commerce, California that is leased under the lease agreement described below. The Company maintains its headquarters in an 81,000 square foot leased facility in Commerce, California.

         American Foodservice supports its northern California customers from a 285,000 square foot distribution facility for dry grocery and produce leased under the lease agreement described below. Additional dry grocery warehouse space in northern California includes a 100,000 square foot facility with a six-month remaining term under a three-year lease that is currently under negotiation for lease renewal, and a 75,000 square foot facility under a five-year lease started in 2001. American Foodservice also operates its Craig and Hamilton branded meat processing from a leased facility of 23,000 square feet, with a remaining term of four and a half years. These facilities are located in Stockton, California.

         In Florida, American Foodservice operates a 230,000 square foot warehouse in Miami, Florida, including 22,000 square feet of office space. American Foodservice also occupies 7,600 square feet of space used as a maintenance facility for its fleet. Both of these facilities are leased from the former owners of Henry Lee Company. These leases expire in August 2005. American

Foodservice also operates a 99,000 square foot frozen food facility in Miami, Florida that is leased under the lease agreement described below.

         The Company plans to continue to lease properties, but also may elect to own some of its new stores on an interim or permanent basis. Effective November 30, 2001, the Company entered into a lease agreement that covers the lease of 15 store locations and three distribution facilities located in California and Florida. Total value under this agreement aggregates $87.1 million. See Liquidity and Capital Resources in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion regarding this lease agreement.

Item 3.   Legal Proceedings

         The Company has been named as defendant in a suit filed on September 13, 2001 in the Superior Court for the State of California for the County of Los Angeles. This suit, Sergio Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other Company store managers and assistant managers in California, alleging that the Company misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action seeks to be classified as a "class action" and seeks unspecified monetary damages. The Company is actively investigating the merits of this action and believes (a) the merits of this action do not warrant class action status; (b) that it has certain defenses to the claim; and (c) that the ultimate determination of this action will not have a material adverse effect on the Company's results of operations or financial position.

         The Company is a defendant in a number of other lawsuits or is otherwise a party to certain litigation arising in the ordinary course from its operations. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material adverse effect on the Company's results of operations or financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

         There were no matters submitted to the security holders of the Company for a vote during the quarter ended December 30, 2001.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol SMF. As of March 11, 2002 there were approximately 185 registered holders of the common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $9.25. The following table sets forth the high and low sales prices of the common stock as reported on the NYSE composite tape for the periods indicated. There were no cash dividends declared during the Company's two most recent fiscal years.

                                                 High            Low
       -----------------------------------------------------------------------
             First Quarter of 2000            $  8.1250       $  5.5000
             Second Quarter of 2000              8.6875          6.6875
             Third Quarter of 2000               8.1250          6.1875
             Fourth Quarter of 2000              8.8125          6.3750
             First Quarter of 2001              10.9500          8.0625
             Second Quarter of 2001             11.7500          8.5000
             Third Quarter of 2001              11.9000          9.6000
             Fourth Quarter of 2001             10.6000          9.0500

         The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors, and there can be no assurance whether or when dividends will be paid in the future. The Company announced in a press release dated February 17, 1999, that, as part of a program to reduce debt levels and interest expense, dividends on its common stock have been suspended indefinitely. The suspension of dividends was effective following the payment of the fourth quarter 1998 dividend paid on January 29, 1999. Information concerning certain dividend restrictions under the Company's Senior Secured Credit Facility is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  Selected Financial Data

                                SELECTED FINANCIAL DATA
            (in thousands, except per share and statistical data)

                                                                              Fiscal Year (A)
                                                       ----------------------------------------------------------------------------
                                                             2001           2000           1999            1998 (C)       1997 (B)
                                                       --------------  -------------  -------------    --------------  ------------
Income Statement Data:
   Sales                                                $ 1,946,723    $ 1,863,895    $ 1,793,142       $ 1,661,629    $ 1,453,020
   Gross margin                                             278,532        258,083        234,360           205,688        194,663
   Income from operations                                    33,800         29,974         24,620             1,151         15,930
   Interest expense, net                                     12,500         13,368         17,997            13,304          8,117
   Income (loss) before provision for income taxes,
      minority share of net income, extraordinary item
      and cumulative effect of accounting change             21,300         16,606          6,623           (12,153)         7,813
   Net income (loss)                                         14,425         11,044          4,726            (8,659)         6,636
   Earnings (loss) per common share, assuming dilution         0.49           0.38           0.18             (0.38)          0.29
   Dividends per common share (D)                       $         -    $         -    $         -       $      0.20    $      0.20
   Weighted average diluted common shares outstanding        29,660         29,244         26,321  (E)       22,596         22,753

Financial Data (at fiscal year end):
   Cash and cash equivalents                            $    23,016    $    23,328    $    42,936       $    20,887    $    22,891
   Working capital (deficit)                                127,861         30,403        135,931           (12,385)        68,482
   Total assets                                             632,601        582,341        582,599           582,264        488,145
   Long-term debt and capital leases, excluding
      current maturities                                    144,875         35,472        157,470            78,712         80,024
   Stockholders' equity                                     277,343        264,865        253,447  (E)      189,286        200,329

Other Operational Data (F):
   Comparable store sales growth                                3.9%           5.5%           5.3%             (0.2)%          2.0%
   Stores at year end                                           232            221            218               215            172
   Total retail square footage at year end (thousands)        4,000          3,730          3,652             3,586          2,610
   Sales per selling square foot                        $       412    $       410    $       391       $       396    $       389
   Store customer transactions (thousands)                   40,252         38,493         37,289            33,048         33,538
   Employees at year end                                      5,800          5,640          5,308             5,447          5,205

---------------------------------
(A) For all years, 52 weeks except fiscal year 1997, which had 53 weeks.

(B) Amounts include results of Davis Lay division from May 1997 and results of Orlando Foodservice Inc., Capricorn Foods of Central Florida, Inc. and Southern Foods since their dates of asset acquisitions in September 1997.

(C) Amounts include results of United Grocers Cash & Carry store operations from the date of its acquisition in May 1998.

(D) Dividends on common stock have been suspended indefinitely by the Company's Board of Directors effective following the payment of the fourth quarter 1998 dividend paid on January 29, 1999.

(E) 6,496,000 of common shares were issued during the equity offering in June 1999 and increased stockholders' equity by $57.9 million.

(F) Other Operational Data does not include data related to the Mexico joint venture except for "Stores at year end" and "Total retail square footage at year end".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the "Selected Financial Data" and the financial statements and related notes thereto included elsewhere in this Form 10-K. The following table sets forth the consolidated statements of operations data. Percentages may not aggregate due to rounding.

                                                          52 Weeks              52 Weeks              52 Weeks
(Dollars in millions, except per share amounts)              2001                  2000                  1999
==================================================================================================================
Sales:
     Stores                                          $  1,542.9    79.3%   $  1,463.7   78.5%    $  1,382.0   77.1%
     Foodservice                                          403.8    20.7         400.2   21.5          411.1   22.9
     Sales, consolidated total                          1,946.7   100.0       1,863.9  100.0        1,793.1  100.0
------------------------------------------------------------------------------------------------------------------
Cost of sales, buying and occupancy:
     Stores                                             1,297.8    84.1       1,240.5   84.8        1,183.3   85.6
     Foodservice                                          370.4    91.7         365.3   91.3          375.5   91.3
     Total cost of sales, buying and occupancy          1,668.2    85.7       1,605.8   86.2        1,558.8   86.9
==================================================================================================================
Gross margin                                              278.5    14.3         258.1   13.8          234.3   13.1
------------------------------------------------------------------------------------------------------------------
Operating and administrative expenses                     244.7    12.6         228.1   12.2          209.7   11.7
------------------------------------------------------------------------------------------------------------------
Income from operations                                     33.8     1.7          30.0    1.6           24.6    1.4
------------------------------------------------------------------------------------------------------------------
Interest expense, net                                      12.5     0.6          13.4    0.7           18.0    1.0
------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes
  and extraordinary item                                   21.3     1.1          16.6    0.9            6.6    0.4
------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                  8.0     0.4           6.4    0.3            2.5    0.1
------------------------------------------------------------------------------------------------------------------
Income from consolidated subsidiaries                      13.3     0.7          10.2    0.5            4.1    0.2
------------------------------------------------------------------------------------------------------------------
Equity earnings in unconsolidated subsidiary                1.1     0.1           0.8      -            0.7      -
------------------------------------------------------------------------------------------------------------------
Extraordinary loss on extinguishment of debt,
  net of tax effect                                           -       -             -      -            0.1      -
------------------------------------------------------------------------------------------------------------------
Net income                                           $     14.4     0.7%   $     11.0    0.6%    $      4.7    0.3%
==================================================================================================================
Earnings per common share                            $     0.49            $     0.38            $     0.18
==================================================================================================================
Earnings per common share,
  assuming dilution                                  $     0.49            $     0.38            $     0.18
==================================================================================================================

================================================================================
Results of operations

         The Company's net income was $14.4 million, or $0.49 per diluted share, in 2001, compared with net income of $11.0 million, or $0.38 per diluted share, in 2000, and net income of $4.7 million, or $0.18 per diluted share, in 1999. The following table sets forth pre-tax income or loss, in millions, for each of the Company's various reportable segments:

                                                     2001          2000          1999
                                                 -----------    ----------     ---------
Stores                                           $      41.3    $     36.9     $    31.9
Foodservice                                            (10.5)         (5.3)         (7.5)
                                                 -----------    ----------     ---------
  Segment totals                                        30.8          31.6          24.4
Interest and other corporate expenses                   (9.5)        (15.0)        (17.8)
                                                 -----------    ----------     ---------
  Consolidated pre-tax income                    $      21.3    $     16.6     $     6.6
                                                 ===========    ==========     =========

         The basis for allocating distribution expense to Stores was changed in 2001. If the new allocation method had been used in fiscal years 2000 and 1999, Foodservice pre-tax loss and Stores pre-tax income would have been approximately $2.6 million and $3.2 million greater in 2000 and 1999, respectively.

A number of factors impacted the results of operations in 2001 and 2000:

Factors affecting 2001 results:
         . Strong sales growth and improved margins at the Store segment attributable to the national procurement program, expanded corporate brands and store assortment mix.
         . Targeted marketing programs and continuing strong same store sales growth.
         .  Costs related to restructuring, building sales force and other higher than anticipated charges at Smart & Final Foodservice.
         .  Adverse impact on the Company's Foodservice segment sales due in part to the events of September 11, 2001 and their aftermath, as this segment is more dependent upon the tourism and travel industries.

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

         The Company experienced strong sales growth in both Stores and Foodservice segments in the first quarter of 2001 compared to a weaker first quarter of 2000. Second quarter sales growth continued to be strong despite decreases at Smart & Final Foodservice. Third and fourth quarters sales growth remained strong in the Stores segment but the events of September 11, 2001 adversely impacted sales growth in the Foodservice segment. Earnings improved in all quarters of 2001 as compared to prior year periods, primarily due to strong sales growth and improved margins at Stores and reduced interest expense. Stores pre-tax income for 2001 increased by $4.4 million or 11.9% as compared to fiscal year 2000. Foodservice experienced a $10.5 million pre-tax loss for 2001. The Company believes that substantial operational progress has been made in the restructuring of its Foodservice operations during fiscal years 2000 and 2001, and that the key operational measures of efficiency and order fulfillment reflect these efforts. The Company believes that additional operational progress will continue during fiscal year 2002, and that as a result, the Foodservice operations are expected to achieve profitability by late 2002.

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

         Quarterly earnings per common share, assuming dilution:

                 First           Second             Third            Fourth           Year
            ------------      -------------    --------------    ------------     -------------
2001        $       0.03      $        0.15    $         0.18    $       0.13     $        0.49
2000                0.02               0.11              0.14            0.11              0.38
1999               (0.02)              0.06              0.08            0.06              0.18

Seasonality

         Historically, the Company's sales have followed a seasonal pattern in which first quarter sales tend to be the weakest. Third quarter sales are high because the third quarter includes four four-week periods, whereas the other quarters include three four-week periods. Sales distribution by quarter in 2001 was 22% in the first quarter, 24% in the second quarter, 31% in the third quarter, and 23% in the fourth quarter.

Sales. Sales were $1,946.7 million in 2001, $1,863.9 million in 2000, and $1,793.1 million in 1999. Total sales increased 4.4% in 2001, 3.9% in 2000 and 7.9% in 1999.

         Stores sales increased 5.4% in 2001, 5.9% in 2000 and 14.6% in 1999 as compared to the prior fiscal year. Nineteen new and relocated stores, thirteen in 2001, three in 2000 and three in 1999, respectively, were opened during the three-year period. Same store sales increased 3.9% in 2001, compared to a 5.5% increase in 2000 and a 5.3% increase in 1999. Sales growth in 2001 and 2000 was attributable to the increased spending in marketing and improved product assortment. Lower sales growth in 2001, as a comparison to 2000, reflected the economic downturn nationwide and in California.

         Foodservice sales increased 0.9% in 2001, primarily due to the increased cruise line sales at Florida Foodservice, partially offset by decreased sales at Smart & Final Foodservice. Sales growth in 2001 was adversely affected by the events of September 11, 2001 and resultant decreased travel patterns as well as the general economic downturn. Foodservice sales decreased 2.7% in 2000 and 9.8% in 1999, respectively, in part due to adoption of tighter credit policies in late 1998 and elimination of unprofitable sales.

Gross margin. As a percentage of sales, gross margin was 14.3% in 2001, 13.8% in 2000 and 13.1% in 1999.

         Gross margins, as a percentage of sales, at Stores improved in 2001 and 2000 due to the continuing effort in the national procurement program, better store assortment mix, expanded corporate brands and signature brands, improved distribution efficiency and a change in the basis of allocating distribution expense that reduced costs for stores served by both Foodservice units in the beginning of 2001.

         Gross margins, as a percentage of sales, at Foodservice decreased in 2001 primarily due to higher costs at Smart & Final Foodservice, including the costs of re-racking its facilities, restructuring its operations, inventory shrink and increased occupancy costs. The decrease was also attributable to changes in sales mix due to the increased cruise line sales that generate lower margins and decreased distribution expense allocated to Stores due to a change in the basis of allocating such expenses in 2001.

Operating and administrative expenses. Operating and administrative expenses were 12.6% of sales in 2001, 12.2% in 2000, and 11.7% in 1999.

         Operating and administrative expenses at Stores increased in 2001, primarily driven by a greater number of new and relocated stores opened during 2001 than in prior years, increased marketing expense, higher utility rates and increased store labor in support of the program to improve service and support sales. These increases were partially offset by the continued control in other expenditures. The expense increased in 2000 due to several targeted programs including increased marketing expense that was a factor in the strong sales growth, higher provision for performance-based incentive compensation, increased store labor to provide increased store service levels and other employee benefit charges recorded in 2000.

         Expenses increased at Foodservice in 2001 and 2000 due to the costs related to restructuring northern California operations and increased provision for bad debts despite continuing rigid expense controls at the Florida foodservice unit. Selling expenses increased from $19.8 million in 2000 to $21.2 million in 2001 in an effort to create new sales.

         The decrease in expenses in 2001 at Corporate was primarily due to the $2.5 million consulting fees incurred in 2000 related to improving procurement programs. No similar consulting fees were recorded in the same period of 2001. Additionally in 2001, the Company recorded a $1.3 million gain related to the distributions received from insurance company demutualization transactions.

Interest expense, net. Interest expense, net decreased in 2001 to $12.5 million, compared to $13.4 million in 2000 and $18.0 million in 1999. Interest expense, net decreased in 2001 as a result of rate reductions due to the Company's improved financial ratios and lower market interest rates. The decrease in 2000 was primarily due to the debt reduction as a result of the $60 million common stock offering completed in June 1999 and an additional $35 million debt reduction from cash flows in 2000.

Equity earnings in unconsolidated subsidiary

         The Company has a 50% interest in a Mexico joint venture that operates eight stores in Mexico and produced $1.1 million in equity earnings in 2001, $0.8 million in 2000 and $0.7 million in 1999. Two new stores were opened in the three-year period between 2001 and 1999.

Liquidity and capital resources

         Historically, the Company's primary source of liquidity has been cash flows from operations. Additionally, the Company has availability under bank credit facilities. In 2001, net cash provided by operating activities was $31.7 million as compared to $43.2 million in 2000. The decrease in cash provided by operating activities generally reflects the timing of receipts and disbursements. Increases in trade notes and accounts receivable, inventories and prepaid expenses and other current assets as well as a decrease in accrued salaries and wages were partially offset by increases in accounts payable and other accrued liabilities. Capital expenditures for 2001 totaled $45.0 million, which consisted of $37.6 million in support of the Stores segment and $7.4 million in support of the Foodservice segment. The aggregate amount that will be required for the Company's stores expansion program and other capital expenditures in 2002 is estimated to be approximately $41.9 million. This consists of $38.9 million in support of the Stores segment and $3.0 million in support of the Foodservice segment.

         Effective November 30, 2001, the Company entered into a $175.0 million three-year senior secured revolving credit facility ("Credit Agreement") with a syndicate of banks. The Credit Agreement replaced the $104.5 million revolving loan outstanding under the Senior Secured Credit Facilities that commenced in November 1998 ("1998 Credit Facilities") and a $16.0 million note from Casino USA, Inc. (the "Parent" or "Casino USA"), which owned 56.8 percent of the Company's common stock at fiscal year end 2001. At the Company's option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement is subject to a formula based on the value of eligible accounts receivable and inventory. As of December 30, 2001, $127.0 million of revolving loan and $3.0 million of letter of credit were outstanding and the remaining availability based on the formula was $39.1 million. Interest for the Credit Agreement is at Eurodollar LIBOR or the Administrative Agent's reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging between 0.30% to 0.50%. The Credit Agreement expires on November 30, 2004. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed.

         As of December 30, 2001, the six-month Eurodollar LIBOR rate was 1.98%.

         Effective November 30, 2001, the Company entered into a five-year operating lease agreement ("Lease Agreement") with a national banking association. There are several banks and financing institutions as well as Casino USA that are participants in this transaction. Casino USA's share of participation is $16.1 million. The Lease Agreement, with a value of $87.1 million and at the interest rate of 9.07%, covers 18 leased properties. The Lease Agreement replaced the Secured Lease Facility under the 1998 Credit Facilities. The Lease Agreement provides for the financing of three distribution facilities, located in Commerce, California for dry goods distribution to Stores; Stockton, California for Smart & Final Foodservice distribution and Stores; and Miami, Florida for Florida Foodservice distribution and Stores; and 15 store locations. At the end of the term, the Lease Agreement provides that the Company must elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, the Company is obligated to pay the difference of the aggregate sales price and $69.2 million. The aggregate minimum future lease payments including the final obligation of $69.2 million under the Lease Agreement, along with other lease obligations of the Company, are included in the total contractual obligations in the table below and under Note 5 to the Consolidated Financial Statements included in this report.

         Both the Credit Agreement and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid, additional debt and capital expenditures and require the Company to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require the Company to maintain a public debt rating nor do they require the Company to maintain a certain liquidity level. At fiscal year end 2001, the Company was in compliance with the financial and non-financial covenants contained in the two agreements.

         The Company had cash and cash equivalents of $23.0 million, stockholders' equity of $277.3 million and debt, excluding capital leases, of $137.0 million at the end of fiscal year 2001. The debt consists of $127.0 million outstanding under the Credit Agreement and a $10.0 million five-year unsecured note issued to United Grocers, Inc. as a result of the Company's acquisition of its Cash & Carry stores. The weighted average interest rate, including all associated fees, on the Company's variable rate debt for 2001 was 9.50%.

         The Company's future contractual obligations include (dollars in thousands):

                               Less Than
                               One Year    2003      2004      2005       2006      Thereafter    Total
                               --------  --------  --------   --------   --------   ----------   --------
Long-term debt                 $  5,035  $  5,004  $127,000   $     --   $     --    $     --    $137,039
Capital lease obligations         4,307     4,046     3,646      3,405      1,423       3,408      20,235
Operating leases                 38,693    37,664    34,635     31,759     98,335     153,042     394,128
Other long-term obligations       1,955     1,455       362         --         --          --       3,772
                               --------  --------  --------   --------   --------    --------    --------
Total contractual obligations  $ 49,990  $ 48,169  $165,643   $ 35,164   $99,758     $156,450    $555,174
                               ========  ========  ========   ========   ========    ========    ========

         The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations and other borrowings and proceeds from the issuance of equity securities. The Company believes that its sources of funds are adequate to provide for working capital, capital expenditures, and debt service requirements for the foreseeable future.

Inflation

         The Company's primary costs, merchandise and labor, as well as utility and transportation costs are affected by a number of factors that are beyond the Company's control. These factors include the price of merchandise, the competitive climate, and the general and regional economic conditions. As is typical in the food industry, the Company has generally been able to maintain margins by adjusting its selling prices. But competitive conditions may, from time to time, render it unable to do so while maintaining or increasing its market share.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. dollar and Mexican Peso. The Company's financial risk management objective is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. As of fiscal year end 2001, the Company's exposure to foreign exchange rates was limited.

         Additionally, the Company is exposed to the market fluctuations associated with stock the Company received as a result of the demutualization transactions of a mutual insurance company in December 2001. At December 30, 2001, the fair market value of the stock was $1.3 million.

         Interest rate risk is managed through the use of interest rate collar agreements to limit the effect of interest rate fluctuations on principal amounts of an aggregate of $100 million in floating rate debt. These agreements are entered into with major financial institutions thereby minimizing risk of credit loss. See Note 3 to the Consolidated Financial Statements included in this report for a more complete description of the Company's interest rate collars.

Interest Rate Sensitivity Analysis

         The following analysis presents the earnings sensitivity of the Company if a certain interest rate change occurred at December 30, 2001. The change chosen for this analysis reflects the Company's view of a change that is reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects that could impact the Company's business as a result of these changes in interest.

         At December 30, 2001, the Company had debt, excluding capital leases, totaling $137.0 million and interest rate collar agreements with a notional value of $100 million. The interest rate collar agreements limit LIBOR fluctuations to interest rate ranges from 4.74% to 8.00% and expire during various periods from October 2002 to November 2004. As of December 30, 2001, the six-month Eurodollar LIBOR rate was 1.98%.

         At December 30, 2001, the Company had $127.0 million of variable rate debt and $10.0 million of fixed rate debt. Holding other variables constant (such as debt levels), the earnings and cash flows impact of a one-percentage point change in interest rates would be approximately $0.2 million.

Foreign Currency Risk

         The Company's exposure to foreign currency risk is limited to the Company's operations under Smart & Final Mexico and the equity earnings in its Mexico joint venture. At fiscal year end 2001, such exposure was the $3.9 million net investment in Smart & Final Mexico, which was comprised primarily of its Mexico joint venture. The Company's other transactions are conducted in U.S. dollars and are not exposed to fluctuation in foreign currency. The Company does not hedge its foreign currency exposure and therefore is not exposed to such hedging risk.

Credit Risk

         The Company is exposed to credit risk on trade notes and accounts receivable. The Company provides credit primarily to foodservice distribution customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade notes and accounts receivables are limited due to the number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

New Accounting Pronouncements

         See Note 1 to the Consolidated Financial Statements included in this report for the discussion of new accounting pronouncements.

Forward-Looking and Cautionary Statements

         When used in this report, the words "believe," "expect," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. The following important factors, among others, could cause the Company's results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) loss of customers or sales weakness; (iii) inability to achieve projected future sales levels or other operating results; (iv) interruption and/or inability to obtain adequate supplies of foodservice and other products; (v) operational inefficiencies in distribution or other Company systems; (vi) unexpected increases in fuel or other transportation-related costs; (vii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (viii) the unavailability of funds for capital expenditures; (ix) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreement; (x) continued downturn in tourism and travel industries; and (xi) deterioration in national or regional economic conditions. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn materially affect the Company's financial position and results of operations.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this section:
                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                     25

Consolidated Balance Sheets                                                  26

Consolidated Statements of Income                                            27

Consolidated Statements of Stockholders' Equity                              28

Consolidated Statements of Cash Flows                                        29

Notes to Consolidated Financial Statements                                   30

Supplementary Data - Summary of Quarterly Results of Operations              53

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smart & Final Inc.:

We have audited the accompanying consolidated balance sheets of Smart & Final Inc. (a Delaware corporation and a 56.8 percent owned subsidiary of Casino USA, Inc.) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart & Final Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
February 15, 2002

                              SMART & FINAL INC.
                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)

                                                                                  December 30,    December 31,
ASSETS                                                                                2001            2000
------                                                                           --------------  --------------
Current assets:
   Cash and cash equivalents                                                      $    23,016     $    23,328
   Trade notes and accounts receivable, less allowance for
    doubtful accounts of $3,817 in 2001 and $3,182 in 2000                             81,816          68,776
   Inventories                                                                        176,679         170,276
   Prepaid expenses and other current assets                                            7,555           6,426
   Deferred tax asset                                                                  12,886          10,890
                                                                                 --------------  --------------
        Total current assets                                                          301,952         279,696
Property, plant and equipment:
   Land                                                                                36,329          36,338
   Buildings and improvements                                                          30,740          29,559
   Leasehold improvements                                                             123,742         104,646
   Fixtures and equipment                                                             196,461         182,678
                                                                                 --------------  --------------
                                                                                      387,272         353,221
   Less - Accumulated depreciation and amortization                                   168,592         146,904
                                                                                 --------------  --------------
        Net property, plant and equipment                                             218,680         206,317
Assets under capital leases, net of accumulated
 amortization of $9,196 in 2001 and $8,098 in 2000                                     12,038           6,877
Goodwill, net of accumulated amortization of $6,713 in 2001 and $5,203 in 2000         52,014          53,524
Deferred tax asset                                                                      7,110           6,051
Other assets                                                                           40,807          29,876
                                                                                 --------------  --------------
             Total assets                                                         $   632,601     $   582,341
                                                                                 ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt and capital leases                        $     8,096     $    91,209
   Accounts payable                                                                   102,934         102,858
   Accrued salaries and wages                                                          14,383          15,538
   Other accrued liabilities                                                           48,678          39,688
                                                                                 --------------  --------------
        Total current liabilities                                                     174,091         249,293

Long-term liabilities:
   Notes payable, net of current maturities                                             5,004          10,117
   Notes payable to Parent                                                                  -          15,965
   Bank debt                                                                          127,000               -
   Obligations under capital leases                                                    12,871           9,390
   Other long-term liabilities                                                         15,349          12,632
   Workers' compensation reserve, postretirement and postemployment benefits           20,943          20,079
                                                                                 --------------  --------------
        Total long-term liabilities                                                   181,167          68,183

Commitments and Contingencies                                                               -               -
Stockholders' equity:
   Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)           -               -
   Common stock, $0.01 par value (authorized 100,000,000 shares;
    29,393,449 shares issued and outstanding in 2001 and 29,203,114 in 2000)              294             292
   Additional paid-in capital                                                         206,874         204,898
   Notes receivable for common stock                                                     (100)           (100)
   Accumulated other comprehensive loss                                                (4,840)           (915)
   Retained earnings                                                                   75,115          60,690
                                                                                 --------------  --------------
        Total stockholders' equity                                                    277,343         264,865
                                                                                 --------------  --------------
             Total liabilities and stockholders' equity                           $   632,601     $   582,341
                                                                                 ==============  ==============

      The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)

                                                                               Fiscal Year
                                                               ----------------------------------------------
                                                                  2001              2000             1999
                                                               -----------       -----------     ------------
Sales                                                          $ 1,946,723       $ 1,863,895      $ 1,793,142
Cost of sales, buying and occupancy                              1,668,191         1,605,812        1,558,782
                                                               -----------       -----------     ------------

Gross margin                                                       278,532           258,083          234,360
Operating and administrative expenses                              244,732           228,109          209,740
                                                               -----------       -----------     ------------

   Income from operations                                           33,800            29,974           24,620

Interest expense, net                                               12,500            13,368           17,997
                                                               -----------       -----------     ------------

Income before provision for income taxes
 and extraordinary item                                             21,300            16,606            6,623
Provision for income taxes                                           8,001             6,395            2,479
                                                               -----------       -----------     ------------
   Income from consolidated subsidiaries                            13,299            10,211            4,144
Equity earnings in unconsolidated subsidiary                         1,126               833              748
                                                               -----------       -----------     ------------
   Income before extraordinary item                                 14,425            11,044            4,892

Extraordinary loss on extinguishment of debt,
 net of tax effect of $147                                               -                 -              166
                                                               -----------       -----------     ------------
   Net income                                                  $    14,425       $    11,044     $      4,726
                                                               ===========       ===========     ============

Earnings per common share:
   Earnings per common share before extraordinary item         $      0.49       $      0.38     $       0.19
   Extraordinary loss on extinguishment of debt per
     common share                                                        -                 -            (0.01)
                                                               -----------       -----------     ------------
   Earnings per common share                                   $      0.49       $      0.38     $       0.18
                                                               ===========       ===========     ============

Weighted average common shares                                  29,331,991        29,191,420       26,282,704
                                                               ===========       ===========     ============

Earnings per common share, assuming dilution:
   Earnings per common share, assuming dilution,
     before extraordinary item                                 $      0.49       $      0.38     $       0.19
   Extraordinary loss on extinguishment of debt per
     common share                                                        -                 -            (0.01)
                                                               -----------       -----------     ------------
   Earnings per common share, assuming dilution                $      0.49       $      0.38     $       0.18
                                                               ===========       ===========     ============

Weighted average common shares
 and common share equivalents                                   29,660,311        29,244,451       26,321,476
                                                               ===========       ===========     ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                               SMART & FINAL INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Fiscal Years Ended December 30, 2001, December 31, 2000 and
                                 January 2, 2000
                      (in thousands, except share amounts)


                                                  Common Stock                             Accumulated
                                              ------------------- Additional     Notes        Other                    Total
                                               Number of            Paid-in    Receivable Comprehensive  Retained   Stockholders'
                                                Shares     Amount   Capital    for Stock       Loss      Earnings      Equity
                                              ----------  ------- -----------  ---------- ------------- ---------- ---------------
Balance, fiscal year end 1998                 22,527,179  $   225 $   144,987  $        -  $       (835)  $ 44,909  $     189,286
Issuance of common stock                       6,609,816       66      58,925           -              -         -         58,991
Notes receivable for stock subscription                -        -           -        (100)             -         -           (100)
Restricted stock accrual                               -        -         538           -              -         -            538
Dividend (for restricted stock canceled)               -        -           -           -              -         6              6
Net income                                             -        -           -           -              -     4,726          4,726
                                              ----------  -------  ----------  ----------  -------------  --------- -------------

Balance, fiscal year end 1999                 29,136,995      291     204,450        (100)          (835)    49,641       253,447
Issuance of common stock                          66,119        1          75           -              -          -            76
Restricted stock accrual                               -        -         373           -              -          -           373
Dividend (for restricted stock canceled)               -        -           -           -              -          5             5
Comprehensive income (loss):
  Net income                                           -        -           -           -              -     11,044        11,044
  Other comprehensive loss:
    Foreign currency translation loss                  -        -           -           -            (80)         -           (80)
                                              ----------  -------  ----------  ----------  -------------  --------- -------------
  Other comprehensive loss                             -        -           -           -            (80)         -           (80)
                                              ----------  -------  ----------  ----------  -------------  --------- -------------
Comprehensive income (loss)                            -        -           -           -            (80)    11,044        10,964
                                              ----------  -------  ----------  ----------  -------------  --------- -------------
Balance, fiscal year end 2000                 29,203,114      292     204,898        (100)          (915)    60,690       264,865
Issuance of common stock                         190,335        2         925           -              -          -           927
Restricted stock accrual                               -        -       1,009           -              -          -         1,009
Tax benefit associated with options exercised          -        -          42           -              -          -            42
Comprehensive income (loss):
  Net income                                           -        -           -           -              -     14,425        14,425
  Other comprehensive loss:
    Cumulative effect of accounting change,
     net of tax of $175                                -        -           -           -           (305)         -          (305)
    Net loss on derivative instruments,
     net of tax of $1,454                              -        -           -           -         (2,139)         -        (2,139)
    Foreign currency translation loss                  -        -           -           -           (166)         -          (166)
    Minimum pension liabilty,
     net of tax of $877                                -        -           -           -         (1,315)         -        (1,315)
                                              ----------  ------- -----------  ---------- -------------- ---------- -------------
  Other comprehensive loss                             -        -           -           -         (3,925)         -        (3,925)
                                              ----------  -------  ----------  ----------  -------------  --------- -------------
Comprehensive income (loss)                            -        -           -           -         (3,925)    14,425        10,500
                                              ----------  -------  ----------  ----------  -------------  --------- -------------
Balance, fiscal year end 2001                 29,393,449  $   294  $  206,874  $     (100) $      (4,840) $  75,115 $     277,343
                                              ==========  =======  ==========  ==========  =============  ========= =============

 The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                               Fiscal Year
                                                                    ---------------------------------
                                                                      2001         2000       1999
                                                                    ---------    ---------  ---------
Cash Flows From Operating Activities:
  Net income                                                        $   14,425   $  11,044  $   4,726
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Gain on disposal of property, plant and equipment                (1,420)       (389)      (608)
       Depreciation and amortization                                    34,115      32,873     31,316
       Deferred tax provision (benefit)                                 (3,055)     (1,373)       961
       Amortization of deferred financing costs                          1,640       1,784      1,869
       Extraordinary loss on extinguishment of debt, net of taxes            -           -        166
       Equity earnings in unconsolidated subsidiary                     (1,126)       (833)      (748)
       Decrease (increase) in:
          Trade notes and accounts receivable                          (13,040)     (5,282)     6,779
          Inventories                                                   (6,403)    (15,726)     3,128
          Prepaid expenses and other current assets                     (4,286)      1,409      8,796
      Increase (decrease) in:
          Accounts payable                                               2,749       6,116     (4,749)
          Accrued salaries and wages                                    (1,155)      2,411      2,547
          Other accrued liabilities                                      9,217      11,130        190
                                                                    ----------   ---------  ---------
      Net cash provided by operating activities                         31,661      43,164     54,373
                                                                    ----------   ---------  ---------

Cash Flows From Investing Activities:
  Acquisition of property, plant and equipment                         (45,034)    (23,942)   (26,169)
  Proceeds from disposal of property, plant and equipment                2,857         549      3,142
  Other                                                                 (4,602)     (4,662)    (4,190)
                                                                    ----------   ---------  ---------
      Net cash used in investing activities                            (46,779)    (28,055)   (27,217)
                                                                    ----------   ---------  ---------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net of costs                   1,008           -     20,163
  Payments on bank line of credit                                     (117,500)    (30,500)   (36,000)
  Borrowings on bank line of credit                                    157,500           -     20,000
  Payment on note payable to Parent                                    (15,965)          -         -
  Payments on notes payable                                             (4,393)     (4,217)    (6,462)
  Change in payable to Parent and affiliates                                 -           -     (1,681)
  Quarterly dividend paid                                                    -           -     (1,127)
  Fees paid in connection with debt restructure                         (5,844)          -          -
                                                                    ----------   ---------  ---------
      Net cash provided by (used in) financing activities               14,806     (34,717)    (5,107)
                                                                    ----------   ---------  ---------

Increase (decrease) in cash and cash equivalents                          (312)    (19,608)    22,049
Cash and cash equivalents at beginning of year                          23,328      42,936     20,887
                                                                    ----------   ---------  ---------
Cash and cash equivalents at end of year                            $   23,016   $  23,328  $  42,936
                                                                    ==========   =========  =========

Noncash Investing and Financing Activities:
  Equipment acquired as capital lease                               $    6,648   $       -  $   4,891
  Note received in connection with fixed assets retired                    562           -      1,145
  Notes to affiliates extinguished for common stock issued                   -           -     39,423
  Construction in progress costs incurred but not paid                   3,294       5,967        397
                                                                    ----------   ---------  ---------
      Total noncash transactions                                    $   10,504   $   5,967  $  45,856
                                                                    ==========   =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Basis of presentation

         Smart & Final Inc. (the "Company") is a Delaware corporation and at fiscal year end 2001 was a 56.8 percent owned subsidiary of Casino USA, Inc. (the "Parent" or "Casino USA"), a California corporation. Casino Guichard-Perrachon, S.A. ("Casino France"), a publicly traded French joint stock limited liability company, is the principal shareholder of the Parent. Collectively, Casino France and its subsidiaries currently own approximately 59.8 percent of the Company's common stock. The Company's principal subsidiary is Smart & Final Stores Corporation, a California corporation; the Company also operates a Cash & Carry division (collectively, "Smart & Final Stores").The Company owns American Foodservice Distributors ("American Foodservice"), a holding company, which owns 100% of Port Stockton Food Distributors, Inc. ("Port Stockton"), a California corporation, and 100% of Henry Lee Company ("Henry Lee"), a Florida company, and two operating divisions in Florida, Orlando Foodservice and Southern Foods. Henry Lee, Orlando Foodservice and Southern Foods are collectively referred to as "Florida Foodservice". The Company is engaged in the business of distributing food and related non-food items through wholesale outlets under the trade names "Smart & Final" and "United Grocers Cash & Carry" ("Cash & Carry") and by delivery, under the trade names "Smart & Final Foodservice Distributors", formerly "Port Stockton", and "Henry Lee." The Company also owns 100% of Smart & Final de Mexico S.A. de C.V. ("Smart & Final Mexico"), a Mexican holding company through which the Company owns 50% of a joint venture, Smart & Final del Noroeste S.A. de C.V. ("SFDN"), in Mexico.

Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company's 50%-owned joint venture in Mexico, which commenced store operations in December 1993, is accounted for by the equity method of accounting.

         All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to the fiscal year 2001 presentation.

Fiscal years

         The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 2001, 2000 and 1999 each included 52 weeks. Fiscal years 2001, 2000 and 1999 ended on December 30, 2001, December 31, 2000 and January 2, 2000, respectively. Each of the Company's fiscal years consists of twelve-week periods in the first, second, and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. The fourth quarter of a 53-week year consists of thirteen weeks.

Cash and cash equivalents

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents is approximately the same as their fair value because of the short maturity of these instruments.

Credit risk

         The Company is exposed to credit risk on trade notes and accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade notes and accounts receivable are limited due to the number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

Inventories

         The majority of the Company's inventories consist of merchandise purchased for resale which are stated at the lower of FIFO (first-in, first-out) cost or market.

Prepaid expenses and other current assets

         Prepaid expenses and other current assets primarily include expenses prepaid and the fair market value of stock the Company received from the demutualization transactions of a mutual insurance company in December 2001. These shares of stock were classified as trading securities and had a fair market value of $1,264,000 at fiscal year end 2001.

Property, plant and equipment

         Property, plant and equipment owned by the Company are stated at cost and are depreciated or amortized using the straight-line method. Leased property meeting certain criteria is capitalized and the amortization is based on the straight-line method over the term of the lease. The estimated useful lives are as follows:

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

         Also included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $1,421,000 and $1,078,000 as of fiscal year end 2001 and 2000, respectively. These costs are amortized over the remaining lease term of the site with which they are associated.

Goodwill

         Through fiscal year end 2001, goodwill has been amortized on a straight-line basis over a period not exceeding 40 years. The Company assessed the recoverability of goodwill based on expected future cash flows. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", issued by the Financial Accounting Standards Board ("FASB"), goodwill amortization will be discontinued beginning in fiscal year 2002.

Other assets

         Other assets include a certificate of deposit of $1,500,000 and municipal bonds aggregating $3,930,000 at fiscal year end 2001 and municipal bonds aggregating $5,430,000 at fiscal year end 2000, which secure the Company's workers' compensation reserves. The fair value of the municipal bonds, estimated based on quoted market prices for similar investments, approximates their carrying amounts. These municipal bonds have varying maturity dates ranging from 2006 through 2019.

         Other assets include financing issuance costs, net of amortization, of $5,665,000 and $1,460,000 at year end 2001 and 2000, respectively relating to fees paid in connection with the debt restructuring of the Company's revolving facility and lease facility (see Note 4 "Long Term Debt" and Note 5 "Lease Obligations"). These costs are being amortized over the term of the related obligations.

         Capitalized software costs, net of amortization, of $4,572,000 and $4,741,000 are included in other assets at fiscal year end 2001 and 2000, respectively. These costs include third party purchased software costs, direct labor associated with internally developed software, and installation costs. Such costs are being amortized over a three to five year period using the straight-line method, and reflects the period over which the benefits of the software are fully realizable and enhance the operations of the business.

Accounts payable

         Accounts payable included outstanding checks of $27.8 million and $28.9 million at fiscal year end 2001 and 2000, respectively.

Stock options

         In 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation", which encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the disclosure only alternative, and has disclosed the pro forma net income per share amounts in the notes to the consolidated financial statements using the fair-value method (See Note 12 "Stock Compensation Plans").

Significant accounting estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.

Revenue recognition

         Revenue is recognized at the point of sale for store sales and at the time of shipment for foodservice sales. Substantially all shipments to foodservice customers are received by the customers the same day as shipped.

Contingent rebates

         As a component of its consolidated procurement program, the Company enters into certain contracts, which provide for rebates or other allowances that are contingent upon the Company meeting specified performance measures. Such rebates and allowances are recognized in the financial statements at the point in which the specified performance measures have been achieved.

Shipping and handling costs

         The Company classifies shipping and handling costs in Cost of Sales, Buying and Occupancy.

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

Foreign currency translations

         Assets and liabilities recorded in foreign currencies, as well as the Company's investment in the Mexico joint venture, are translated at the exchange rate on the balance sheet date. Revenues and expenses of the Company's consolidated foreign operations are translated at average rates of exchange prevailing during the year. Beginning in January 2000, in accordance with generally accepted accounting principles, the functional currency for the Company's Mexico operations is the Mexican Peso. As such, foreign currency translation gains and losses are included in other comprehensive income (loss) ("OCI") and reflected in Accumulated Other Comprehensive Loss within Stockholders' Equity. During fiscal year 1999, in accordance with generally accepted accounting principles, the functional currency was the U.S. dollar and as such, foreign currency translation gains and losses were included in results of operations for that fiscal year.

Accounting pronouncements

         Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, which established accounting and reporting standards for derivative instruments and hedging activities. All derivative instruments are required to be measured at fair values and recognized on the balance sheet. Changes in fair values of derivative instruments designated as fair value hedges are recognized in current earnings. The effective portions of changes in fair values of derivative instruments designated as cash flow hedges are recorded as other comprehensive income and are reported on the statement of income when the hedged forecasted transaction affects earnings or the hedged item becomes ineffective. The ineffective portions of cash flow hedges are recognized in current earnings.

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

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position.

         SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company has adopted SFAS No. 142 with respect to existing goodwill and other intangible assets effective December 31, 2001, the first day of its fiscal year 2002. In accordance with SFAS No. 142, the Company will perform a transitional impairment test on its existing goodwill and other intangible assets and expects to complete the aforementioned test by the second quarter of 2002. The Company is currently evaluating the impact of the new accounting standard and while the ultimate impact of the new accounting standard has yet to be determined, goodwill amortization expense for the fiscal years 2001, 2000 and 1999 was $1,510,000, $1,563,000 and $1,580,000, respectively.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 144.

2.       Investments in Subsidiaries

         The Company's Retained Earnings included undistributed earnings of SFDN of $3,564,000 and $2,438,000 at fiscal year end 2001 and 2000, respectively. These earnings are considered retained indefinitely for reinvestment and, accordingly, no provision is provided for United States federal and state income taxes and foreign income taxes.

3.       Derivatives

         As of December 30, 2001, the Company had interest rate collar agreements with various banks to limit the impact of interest rate fluctuations on floating rate debt. These agreements hedge principal amounts of an aggregate of $100 million. The agreements limit the effect of LIBOR fluctuations to interest rate ranges from 4.74% to 8.00% and expire during various periods from October 2002 to November 2004. As of December 30, 2001, these agreements had a cumulative loss of $4,073,000 recorded to OCI as a result of net changes in their fair market values, of which, $480,000 was the cumulative loss as of the beginning of fiscal year 2001. The decrease in fair values of these cash flow hedges during the current reporting period is attributable to the declining market interest rates. For the fiscal year ended December 30, 2001, net derivative loss recognized in results of operations was $1,073,000. The Company estimates that $1,900,000 of net derivative loss included in OCI will be recognized in results of operations within the next twelve months.

4.       Long-Term Debt

Credit Agreement

         Effective November 30, 2001, the Company entered into a $175.0 million three-year senior secured revolving credit facility ("Credit Agreement") with a syndicate of banks. The Credit Agreement replaced the $104.5 million revolving loan outstanding under the Senior Secured Credit Facilities that commenced in November 1998 ("1998 Credit Facilities") and a $16.0 million note ("Casino Note") from Casino USA. At the Company's option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement is subject to a formula based on the value of eligible accounts receivable and inventory. As of December 30, 2001, $127.0 million of revolving loan and $3.0 million of letter of credit were outstanding and the remaining availability based on the formula was $39.1 million. Interest for the Credit Agreement is at six-month Eurodollar LIBOR or the Administrative Agent's reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging between 0.30% to 0.50%. The Credit Agreement expires on November 30, 2004. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facilities are treated as permanent reductions to the amount committed.

         As of December 30, 2001, the six-month Eurodollar LIBOR rate was
1.98%.

         As of December 31, 2000, the revolving loan balance under the 1998 Credit Facilities was $87.0 million. The 1998 Credit Facilities expired on November 30, 2001 and therefore, the $87.0 million borrowing under the revolving loan as of December 31, 2000 was classified as a current liability. Interest for the revolving loan balance under the 1998 Credit Facilities was at Eurodollar LIBOR or the Administrative Agent's reference rate, plus designated amounts.

         The Credit Agreement contains various customary and restrictive covenants, including restrictions on cash dividends declared or paid, additional debts and capital expenditures and require the Company to maintain certain fixed charge coverage ratios and other financial ratios under the agreement. The covenants do not require the Company to maintain a public debt rating nor do they require the Company to maintain a certain liquidity level. At fiscal year end 2001, the Company was in compliance with the financial and non-financial covenants contained in the Credit Agreement.

Casino Note

         In November 2001, outstanding amounts under the Credit Agreement were used to pay off the borrowing under the Casino Note. Interest for the Casino Note was the sum of the rate under the revolving loan balance under the 1998 Credit Facilities plus 25 basis points.

Other long-term debt

         In connection with the acquisition of the Cash & Carry operating business of United Grocers, Inc., the Company issued a $17.5 million five-year unsecured note. At December 30, 2001, the outstanding balance was $10.0 million. This note is payable in two remaining annual installments of $5.0 million in 2002 and 2003, respectively. This note bears interest at 6.50%. Accrued interest is payable quarterly. Other unsecured notes payable of $39,000 and $249,000 at fiscal year end 2001 and 2000, respectively, bear interest at various rates ranging from 6.50% to 8.00%.

Interest

         Interest paid on the Company's long-term debt aggregated $11,202,000, $13,829,000, and $20,119,000 for the fiscal years ended 2001, 2000 and 1999, respectively. The effective interest rates on the Company's variable rate debt at December 30, 2001 ranged between 4.43% and 6.25% and at December 31, 2000, between 9.03% and 10.75%.

         Aggregate future principal payments are as follows:

            Fiscal Year:
                2002.................................     $     5,035,000
                2003.................................           5,004,000
                2004.................................         127,000,000
                                                          ---------------
                                                          $   137,039,000
                                                          ===============

         The fair value of the Company's long-term debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturities, approximates the carrying amount.

5.       Lease Obligations

         As of fiscal year end 2001, the principal properties that the Company leased included store, office and warehouse buildings and delivery and computer equipment. Of the Company's operating stores, 142 store properties were leased directly from third party lessors and eight stores were on real property that is ground leased from third party lessors. These leases had an average remaining lease term of nine years as of fiscal year end 2001.

         Effective November 30, 2001, the Company entered into a five-year operating lease agreement ("Lease Agreement") with a national banking association. There are several banks and financing institutions as well as Casino USA that are participants in this transaction. Casino USA's share of participation is $16.1 million. The Lease Agreement replaced the Secured Lease Facility under the 1998 Credit Facilities. The Lease Agreement, with a value of $87.1 million and at the interest rate of 9.07%, provides for the financing of three distribution facilities and 15 store locations. At the end of the term, the Lease Agreement provides that the Company must elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, the Company is obligated to pay the difference of the aggregate sales price and $69.2 million. The table of aggregate minimum future lease payments below includes the final obligation of $69.2 million.

         The Lease Agreement contains various customary and restrictive covenants, including restrictions on cash dividends declared or paid, additional debts and capital expenditures and require the Company to maintain certain fixed charge coverage ratios and other financial ratios under the agreement. The covenants do not require the Company to maintain a public debt rating nor do they require the Company to maintain a certain liquidity level. At fiscal year end 2001, the Company was in compliance with the financial and non-financial covenants contained in the Lease Agreement.

         American Foodservice's Miami dry goods warehouse is leased from the former owners of Henry Lee. The Company guarantees $1,007,000 of obligations of the former owners of Henry Lee. These obligations are related to properties leased by Henry Lee.

         Lease expense for operating leases included in the accompanying financial statements were $41,485,000 for 2001, $39,208,000 for 2000 and $34,104,000 for 1999. All lease expenses were paid to the third party lessors.

         Aggregate minimum future lease payments for real property, as well as equipment and other property at fiscal year end 2001 are as follows:

         Fiscal Year:                          Operating Leases          Capital Leases
                                               ----------------          --------------
                2002.................          $     38,693,000          $    4,307,000
                2003.................                37,664,000               4,046,000
                2004.................                34,635,000               3,646,000
                2005.................                31,759,000               3,405,000
                2006.................                98,335,000               1,423,000
                Subsequent to 2006...               153,042,000               3,408,000
                                               ----------------          --------------
         Future minimum lease payments         $    394,128,000              20,235,000
                                               =================
         Less amount representing interest......................              4,303,000
                                                                         --------------
         Present value of future lease payments.................         $   15,932,000
                                                                         ==============

         Capital lease obligations vary in amount with interest rates ranging from 5.74% to 19.91%. Interest paid in relation to capital leases aggregated $1,071,000, $1,166,000 and $849,000 for fiscal years ended 2001, 2000 and 1999, respectively.

6.       Retirement Plans

Defined benefit plans

         The Company has a noncontributory pension plan covering substantially all full time employees, except for those employees of American Foodservice. The Company funds this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets are held by the trustee, and consist of a diversified portfolio of fixed-income investments and equity securities, including U.S. Government instruments, corporate bonds, money market funds and common stock.

         Effective January 1, 1998 the Company adopted a noncontributory supplemental executive retirement plan ("SERP") which provides supplemental income payments for certain Company officers in retirement. The Company has invested in corporate owned life insurance policies, which provide partial funding for these benefits. The cash surrender value of these policies amounted to $5,274,000 and $4,286,000 at year end 2001 and 2000, respectively and, is included in Other Assets in the accompanying consolidated balance sheets.

         The following tables set forth the changes in benefit obligation and plan assets of these plans for 2001 and 2000:

                                                                  2001                       2000
                                                           ------------------          ------------------
    Change in Benefit Obligation
        Benefit obligation at beginning of year            $       46,105,000          $       37,921,000
        Service cost                                                2,492,000                   1,833,000
        Interest cost                                               3,755,000                   3,153,000
        Plan amendment                                                      -                     124,000
        Actuarial loss                                              4,161,000                   4,625,000
        Benefits paid                                              (1,606,000)                 (1,551,000)
                                                           ------------------          ------------------
        Benefit obligation at end of year                          54,907,000                  46,105,000
                                                           ------------------          ------------------

    Change in Plan Assets
        Fair value of plan assets at
           beginning of year                                       37,076,000                  39,667,000
        Actual return on plan assets                               (3,689,000)                 (1,326,000)
        Employer contribution                                         674,000                     286,000
        Benefits paid                                              (1,606,000)                 (1,551,000)
                                                           ------------------          ------------------
          Fair value of plan assets at end of year                 32,455,000                  37,076,000
                                                           ------------------          ------------------

        Funded Status                                             (22,452,000)                 (9,029,000)
        Unrecognized prior service cost                             2,687,000                   3,044,000
        Unrecognized net transition obligation                        195,000                     293,000
        Unrecognized actuarial loss                                12,180,000                   1,283,000
                                                           ------------------          ------------------
          Accrued benefit cost                             $       (7,390,000)         $       (4,409,000)
                                                           ==================          ==================

         Amounts recognized in the statement of financial position at year end 2001 and 2000 consist of:

                                                       2001           2000
                                                    -----------    -----------
Accrued benefit cost                                $(7,390,000)   $(4,409,000)
Additional minimum liability                         (4,588,000)    (1,711,000)
Intangible asset                                      2,396,000      1,711,000
Accumulated other comprehensive income                2,192,000             --
                                                    -----------    -----------
    Net amount recognized                           $(7,390,000)   $(4,409,000)
                                                    ===========    ===========

         The weighted average assumptions used in accounting for these plans at year end 2001 and 2000 were as follows:

                                                       2001           2000
                                                    -----------    -----------
Discount rate                                              7.25%          7.50%
Rate of increase in compensation levels                    4.50%          4.50%
Expected long-term rate of return on plan assets           9.00%          9.00%

         The net periodic benefit cost for fiscal years 2001, 2000, and 1999 includes the following components:

                                         2001           2000           1999
                                      -----------    -----------    -----------
Service cost component                $ 2,492,000    $ 1,833,000    $ 2,227,000
Interest cost component                 3,755,000      3,153,000      2,921,000
Expected return on plan assets         (3,330,000)    (3,546,000)    (3,173,000)
Amortization of prior service cost        357,000        347,000        348,000
Amortization of transition obligation      98,000         99,000         97,000
Amortization of actuarial gain                 --       (439,000)            --
                                      -----------    -----------    -----------
    Net expense                       $ 3,372,000    $ 1,447,000    $ 2,420,000
                                      ===========    ===========    ===========

         The Company contributes to a multi-employer pension plan administered by a trustee on behalf of its 100 union employees. Contributions to this plan are based upon negotiated labor contracts. Information relating to benefit obligations and fund assets as they may be allocable to the Company at December 30, 2001 is not available. Pension expense for this plan was $484,000 for 2001, $507,000 for 2000 and $400,000 for 1999.

Defined contribution plans

         The Company offers all qualified full time employees participation in defined contribution plans ("the 401(k) Savings Plans") which are qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan covers all employees of Smart & Final Stores Corporation and related entities which includes the Cash & Carry division employees. This 401(k) Savings Plan allows participants to contribute for fiscal year 2001 up to 15% of their eligible compensation or $10,500, whichever is lower. The Company automatically matched 33% in 2001 and 25% in 2000 and 1999 of each dollar contributed up to 6% of the participant's eligible compensation.

Additionally, the Company may at its discretion match up to an additional 75% of each dollar contributed up to 6% of the participants' eligible compensation if the Company exceeds certain financial and profitability goals. The Company provided $250,000 additional match in 2000 and no additional match in 2001 or 1999. The Company provided $1,137,000, $1,051,000, and $785,000 for contributions to this 401(k) Savings Plan for fiscal years 2001, 2000, and 1999, respectively.

         The Company also maintains 401(k) Savings Plans for its Smart & Final Foodservice and Henry Lee subsidiaries. For 2001, these plans allowed participants to contribute up to 15% of their compensation or $10,500, whichever was lower. Under these plans, the Company automatically matches from 50% to 75% of each dollar contributed up to 6% of the participant's eligible compensation, depending on the plan. The amounts contributed to these plans were $536,000, $788,000 and $752,000 for 2001, 2000 and 1999, respectively.

Deferred compensation plan

         Effective January 1, 1995, the Company adopted a nonqualified deferred compensation program, which permits key employees and members of the Board of Directors to annually elect individually to defer up to 100% of their current year compensation until retirement. The retirement benefit to be provided is a function of the amount of compensation deferred. The Company has invested in corporate owned life insurance policies with death benefits aggregating to $39,611,000, and $30,031,000 as of fiscal year end 2001 and 2000, respectively. The cash surrender value of these policies amounted to $5,955,000 and $4,388,000 as of fiscal year end 2001 and 2000, respectively and is included in Other Assets in the accompanying consolidated balance sheets. The Company anticipates that this plan will have no material financial impact to the consolidated financial statements.

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

         All plans are defined benefit plans and the reconciliation of benefit obligation and plan assets for 2001 and 2000 are aggregated as follows:

                                                         2001            2000
                                                     ------------    ------------
         Change in Benefit Obligation
         Benefit obligation at beginning of year     $ 10,447,000    $  9,905,000
         Service cost                                     280,000         252,000
         Interest cost                                    790,000         750,000
         Actuarial (gain) loss                            152,000         (41,000)
         Benefits paid                                   (428,000)       (419,000)
                                                     ------------    ------------
           Benefit obligation at end of year           11,241,000      10,447,000
                                                     ------------    ------------

         Funded Status                                (11,241,000)    (10,447,000)
         Unrecognized actuarial gain                   (4,637,000)     (5,010,000)
                                                     ------------    ------------
           Accrued benefit cost                      $(15,878,000)   $(15,457,000)
                                                     ============    ============

         The weighted average discount rate used in accounting for these plans at fiscal year end 2001 and 2000 was 7.25% and 7.50%, respectively.

         The accumulated postretirement benefit obligation is reflected on the fiscal year end 2001 balance sheet as a current liability of $0.6 million and a long-term liability of $15.3 million. For measurement purposes, a 9.0% and 9.5% annual rate of increase in the per capita cost of covered claims was assumed for 2001 and 2000, respectively. The rate is assumed to decrease by 0.5% per year until an ultimate rate of 6% is reached and remains at that level thereafter.

         The expense for postretirement benefits for fiscal years 2001, 2000 and 1999 includes the following components:

                                                   2001         2000          1999
                                                 ---------    ---------    ---------
          Service cost component                 $ 280,000    $ 252,000    $ 262,000
          Interest cost component                  790,000      750,000      703,000
          Amortization of gain                    (240,000)    (308,000)    (241,000)
                                                 ---------    ---------    ---------
            Net postretirement benefit expense   $ 830,000    $ 694,000    $ 724,000
                                                 =========    =========    =========

         The Company offers a defined dollar benefit plan providing a maximum fixed dollar amount of coverage which does not increase with medical inflation. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                 1-Percentage-      1-Percentage-
                                                                Point Increase     Point Decrease
                                                               ----------------   ----------------
          Effect on total of service and interest cost
            components of net periodic expense                 $        23,000     $      (25,000)
          Effect on accumulated postretirement benefit
            obligation                                                 240,000           (268,000)

8.       Income Taxes

         The effective tax rate for 2001, 2000 and 1999 was 37.6%, 38.5% and 37.4%, respectively. Reconciliation between the federal statutory income tax rate of 35.0% for 2001 and 2000 and 34.0% for 1999 with the effective tax rate is as follows:

                                                               2001                  2000                  1999
                                                         ---------------       ---------------       --------------
          Income tax at federal statutory rate           $     8,054,000       $     5,812,000       $    2,252,000
          State income taxes, net of federal
            tax benefit                                        1,058,000               534,000              386,000
          Tax credits                                         (1,111,000)                    -                    -
          Other                                                        -                49,000             (159,000)
                                                         ---------------       ---------------       --------------
          Income taxes                                   $     8,001,000       $     6,395,000       $    2,479,000
                                                         ===============       ===============       ==============

         As of fiscal year end 2001, the Company had total tax credits of $1,111,000 available. These tax credits include $600,000 of California state tax incentives for businesses operating in the enterprise zones, $240,000 of federal tax incentive program designed to encourage employers hiring from targeted groups and $271,000 of various other tax credits.

         The Company's provision for income taxes consists of the following:

                                     2001            2000            1999
                                 ------------    ------------    ------------
         Current
           Federal               $  9,170,000    $  6,338,000    $  1,256,000
           State                    1,886,000       1,430,000         262,000
                                 ------------    ------------    ------------
                                   11,056,000       7,768,000       1,518,000
         Deferred
           Federal                 (3,055,000)     (1,373,000)        961,000
                                 ------------    ------------    ------------

         Income taxes            $  8,001,000    $  6,395,000    $  2,479,000
                                 ============    ============    ============

         A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset consist of the following:

                                                                 2001                    2000
                                                          -----------------      -------------------
         Property, plant and equipment depreciation
            differences                                   $      (5,135,000)     $        (6,371,000)
         Employee benefits including postretirement
            and postemployment reserves                          14,311,000               13,535,000
         Operating reserves and accruals                          8,416,000                9,395,000
         Other                                                    2,404,000                  382,000
                                                          -----------------       ------------------
           Net deferred tax asset                         $      19,996,000       $       16,941,000
                                                          =================       ==================

         The deferred tax asset is reflected on the fiscal year end 2001 balance sheet as a current asset of $12.9 million and a long-term asset of $7.1 million.

         As of December 30, 2001, the Company had approximately $41.0 million of state net operating loss carryforwards which expire through 2021 and have not been benefited through the provision.

         The Company and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company has made tax sharing payments to, or received benefits from, Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items. Tax sharing payments made by the Company to Casino USA were $2,381,000 and $739,000 in 2001 and 2000, respectively. Tax sharing benefits received by the Company from Casino USA were $598,000 in 1999. Taxes paid for states other than California were $226,000, $80,000 and $65,000 in 2001, 2000 and 1999, respectively. Federal income taxes paid during 2001, 2000 and 1999 were $7,750,000, $6,085,000, and $400,000, respectively. Foreign income taxes paid were immaterial during 2001, 2000 and 1999.

9.       Related Party Transactions

Intercompany services

         The Company performs various services for Casino USA. These services include various administrative functions including accounting, human resources, and systems development work, the cost of which has been charged to the benefited affiliated company. These charges amounted to $287,000, $274,000, and $261,000 for the fiscal years 2001, 2000 and 1999, respectively. It is anticipated that the Company will continue to provide these administrative services to its affiliates at its estimated cost.

         Charges among affiliates result from an undertaking to provide the respective service in the most cost-effective manner, taking advantage of each entity's internal administrative structure. Management believes that the allocation method is reasonable. Intercompany charges for each period are settled in the following period.

Intercompany rental charges

         The Company received $111,000 in rental payments from SFDN during fiscal year 2001 for a store location under a ground lease from an unrelated third party.

Intercompany interest charges

         Intercompany interest charges from affiliates were $91,000, $7,000 and $4,000 during 2001, 2000 and 1999, respectively. These charges relate to intercompany advances from affiliates. Interest expense incurred on loans from Casino USA (see Note 4) was $1,060,000, $1,530,000 and $3,397,000 in 2001, 2000
and 1999, respectively.

Other related party transactions

         The Company has a five-year operating lease agreement with a national banking association. There are several banks and financing institutions as well as Casino USA that are participants in this transaction. Casino USA's share of participation is $16.1 million.

         Pursuant to a contractual employment agreement, the Company's Chief Executive Officer borrowed $273,149 from the Company by a note dated July 23, 1999, bearing interest at 4.84% per year, and $61,951 by a note dated March 27, 2000, bearing interest at 6.35% per year. Interest is payable annually each July
31. These unsecured notes are due December 31, 2001 and will be canceled by a bonus payment pursuant to the employment agreement.

10.      Employment/Consulting Agreements

         In January 1999, the Company's former Chairman and Chief Executive Officer retired. The Company has a consulting arrangement with its former Chairman that provides for his services for a period expiring in 2003. Other employment and consulting agreements were also in effect during 2001 including an employment agreement with the Company's current Chief Executive Officer. These agreements contain provisions for base salary and bonuses, and expire during fiscal years 2002 through 2004. Annual payments under these agreements were approximately $2,503,000 and $2,958,000 in fiscal 2001 and 2000, respectively, and will total approximately $1,794,000 in fiscal 2002. Most of these employment agreements contain provisions in the event of a change in control whereby the employees are entitled to lump sum cash payments and bonuses and certain other benefits.

         The Company has severance agreements with certain former employees. These severance agreements provide for cash payments and continuation of certain Company benefits, which may include health insurance and stock options. Annual cash payments under these agreements were approximately $1,251,000 and $1,792,000 in fiscal 2001 and 2000, respectively, and will total approximately $161,000 in fiscal 2002.

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

12.      Stock Compensation Plans

         During 1997, the Company adopted and thereafter amended in 1999, a Long-Term Equity Compensation Plan, under which 2,470,000 shares of common stock are available for award as stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. In the fourth quarter of 2000, the Company's Board of Directors approved a program for the voluntary exchange (the "Exchange Program") of certain outstanding options having an exercise price of $14.00 or higher per share for shares of common stock issued as restricted stock under the terms of the Company's Long-Term Equity Compensation Plan. All options surrendered as a result of an election under the Exchange Program were canceled and returned to the respective plan under which the canceled options were first granted. The Exchange Program expired on March 9, 2001 and a total of 860,114 options were surrendered in exchange for the issuance of 178,510 shares of restricted stock. The related compensation expense to be recognized over the vesting periods of one year or three years was $1,641,000. Through the period ended December 30, 2001, the related compensation expense recognized was $518,000. In May 2001, the Company amended the Long-Term Equity Compensation Plan to increase the number of shares for which options, restricted stock awards, performance units and/or performance shares may be awarded from 2,470,000 to 3,600,000 and extended the expiration of this plan from December 31, 2006 to December 31, 2010.

         Other than the shares issued pursuant to the Exchange Program, the Company did not grant other shares of restricted stock during fiscal year 2001. During fiscal year 2000 and 1999, the Company granted 91,850 shares and 50,000 shares, respectively of restricted stock under Long-Term Equity Compensation Plan. Compensation expense is computed based on the market price on the grant date and recognized over the vesting periods. Compensation expense associated with the restricted stock grants, other than the issuance associated with the Exchange Program, was $491,000, $373,000 and $538,000 in fiscal 2001, 2000 and
1999, respectively. Vesting periods under the Long-Term Equity Compensation Plan range from one to five years or until specified performance objectives are satisfied.

         In addition to options available under the Long-Term Equity Compensation Plan, the Company has a Stock Incentive Plan. The Stock Incentive Plan, as amended, allows the maximum amount of shares for which options may be granted to be 2,450,000 shares of the Company's common stock. In June 2001, the Stock Incentive Plan expired and no future grants can be made under this plan. Option prices under both plans may be established by the compensation committee of the Board of Directors at no less than 85% of the fair market value of the common stock at the time the option is granted. Options for officers and directors granted at the time of the Company's initial public offering were granted at 85% of fair market value. Options for directors elected subsequent to the Company's initial public offering and options granted to officers and management have been granted at fair market value at the time of grant. Options granted prior to 1999 under these plans vest over a four-year period. Options granted in 1999 and thereafter, generally vest over a five-year period for management and a three-year period for directors. All options may be exercised for up to ten years from the date of grant.

         A summary of changes in the shares under option follows:

                                                                                        Weighted
                                                                     Shares           Average Price
                                                                 ---------------      --------------
         Shares under option at fiscal year end 1998                   2,473,427      $        15.90
                                                                 ---------------      --------------
         Fiscal year 1999:
          Options granted                                              1,258,905                9.27
          Options exercised                                                    -                   -
          Options canceled                                              (430,642)              15.50
                                                                 ---------------
          Shares under option at fiscal year end 1999                  3,301,690               13.42
                                                                 ---------------       -------------
          Shares exercisable at fiscal year end 1999                   1,546,978               14.79
         Fiscal year 2000:
          Options granted                                              1,263,175               10.83
          Options exercised                                                    -                   -
          Options canceled                                            (1,208,295)              13.51
                                                                 ---------------
          Shares under option at fiscal year end 2000                  3,356,570               12.42
                                                                 ---------------       -------------
          Shares exercisable at fiscal year end 2000                   1,785,323               14.41
         Fiscal year 2001:
          Options granted                                                896,450               10.17
          Options exercised                                              (96,164)              10.48
          Options canceled                                            (1,144,534)              16.47
                                                                 ---------------
          Shares under option at fiscal year end 2001                  3,012,322               10.27
                                                                 ---------------      --------------
          Shares exercisable at fiscal year end 2001                   1,075,070        $      12.16

         Stock options outstanding at December 30, 2001 are as follows:

                                          Number     Weighted Average          Weighted
          Range of                   Outstanding            Remaining           Average
          Exercise Prices         as of 12/30/01     Contractual Life    Exercise Price
         -------------------------------------------------------------------------------
          $6.3750 -  $6.8750             349,450                 8.10          $ 6.7977
          $7.6880 -  $8.8750             210,150                 8.68            7.9185
          $9.2500                        781,408                 7.34            9.2500
          $9.3750 - $9.8130               79,000                 7.65            9.7598
          $10.1320                       805,250                 9.74           10.1320
          $10.1880 - $10.7700            333,950                 5.84           10.5944
          $11.0000 - $17.6250            418,314                 6.80           15.6162
          $17.8750 - $22.1250             33,100                 5.81           19.0767
          $22.6250                         1,500                 5.14           22.6250
          $22.8750                           200                 4.36           22.8750
         -------------------------------------------------------------------------------

          $ 6.3750 - $22.8750          3,012,322                 7.91          $10.2704

         Stock options exercisable as of December 30, 2001 are as follows:

          Range of                             Number                  Weighted Average
          Exercise Prices                 Exercisable                    Exercise Price
         -------------------------------------------------------------------------------
          $6.3750 - $6.8750                    14,691                          $ 6.3750
          $7.6880 - $8.8750                     2,051                            8.8750
          $9.2500                             396,904                            9.2500
          $9.3750 - $9.8130                    26,675                            9.7550
          $10.1880 - $10.7700                 248,814                           10.6991
          $11.0000 - $17.6250                 355,132                           16.2606
          $17.8750 - $22.1250                  29,303                           19.2051
          $22.6250                              1,300                           22.6250
          $22.8750                                200                           22.8750
         -------------------------------------------------------------------------------

          $ 6.3750 - $22.8750               1,075,070                          $12.1638

         Shares of common stock available for future award under the Long-Term Equity Compensation Plan at fiscal year end 2001, 2000 and 1999 were 906,751, 400,408 and 529,705, respectively.

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    2001                  2000               1999
                                               ----------------      -------------       ------------
         Dividend yield                                    0.0%              0.0%                0.0%
         Expected volatility                                37%               37%                 35%
         Risk-free interest rates                          6.7%              4.7%                6.4%
         Weighted average expected lives
              Executives                             4.91 years        4.94 years          4.94 years
              Non executives                         4.55 years        4.54 years          4.55 years
         Weighted-average fair value of
              options granted                   $          4.17      $       1.62        $       3.60

         The Company accounts for options under these plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Had compensation costs for these plans been determined under SFAS No. 123, "Accounting For Stock-Based Compensation," pro forma net income and earnings per share would have been $13,439,000 and $0.45, respectively for fiscal year 2001; $9,674,000 and $0.33, respectively for fiscal year 2000; and $3,517,000 and $0.13, respectively for fiscal year 1999.

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

         Earnings per common share computation:

                                          2001                  2000                  1999
                                    ------------------    ------------------    ------------------
Numerator:
   Net Income                       $       14,425,000    $       11,044,000    $        4,726,000
                                    ==================    ==================    ==================
Denominator:
   Weighted average common shares
      outstanding                           29,331,991            29,191,420            26,282,704
                                    ==================    ==================    ==================

Earnings per common share           $             0.49    $             0.38    $             0.18
                                    ===================    ==================   ==================

         Earning per common share, assuming dilution computation:

                                                   2001                  2000                  1999
                                            ------------------    ------------------    ------------------
Numerator:
   Net Income                               $       14,425,000    $       11,044,000    $        4,726,000
                                            ==================    ==================    ==================
Denominator:
   Weighted average common shares
      outstanding                                   29,331,991            29,191,420            26,282,704
   Dilutive effect of stock options
      outstanding                                      328,320                53,031                38,772
                                            ------------------    ------------------    ------------------
   Weighted average common shares,
      assuming dilution                             29,660,311            29,244,451            26,321,476
                                            ==================    ==================    ==================

Earnings per common share,
   assuming dilution                        $             0.49    $             0.38    $             0.18
                                            ==================    ==================    ==================

14.      Segment Reporting

         The Company has two reportable segments: Stores and broadline Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The broadline Foodservice distribution segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers and Smart & Final stores. Corporate Expense is comprised primarily of the Company's corporate expenses incidental to the activities of the reportable segments and rental income from Smart & Final stores and Smart & Final Mexico. The Company's 50%-owned joint venture in Mexico is reported on the equity basis of accounting. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

         The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

         The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

For fiscal year 2001:

                                                                                     Corporate
                                                   Stores           Foodservice       Expense           Total
                                              ----------------    ---------------  ---------------  --------------
Revenues from external customers              $      1,542,945    $      403,778    $           -    $    1,946,723
Intercompany real estate
   charge (income)                                      15,494               413          (15,907)                -
Interest income                                              -                 -              538               538
Interest expense                                             -                 -           13,038            13,038
Depreciation and amortization                           25,535             4,975            3,605            34,115
Pre-tax income (loss)                                   41,316           (10,500)          (9,516)           21,300
Equity in net income of
   unconsolidated subsidiaries                               -                 -            1,126             1,126
Income taxes                                                 -                 -            8,001             8,001

For fiscal year 2000:
                                                                                      Corporate
                                                   Stores          Foodservice         Expense           Total
                                              ----------------  -----------------  ---------------  ----------------
Revenues from external customers              $      1,463,676    $      400,219    $          -     $    1,863,895
Intercompany real estate
   charge (income)                                      13,816                 -          (13,816)                -
Interest income                                              -                 -            1,406             1,406
Interest expense                                             -                 -           14,774            14,774
Depreciation and amortization                           24,902             5,149            2,822            32,873
Pre-tax income (loss)                                   36,926            (5,270)         (15,050)           16,606
Equity in net income of
   unconsolidated subsidiaries                               -                 -              833               833
Income taxes                                                 -                 -            6,395             6,395

For fiscal year 1999:
                                                                                     Corporate
                                                   Stores          Foodservice        Expense             Total
                                              ----------------  -----------------  ---------------  ----------------
Revenues from external customers              $      1,381,989    $      411,153    $           -    $    1,793,142
Intercompany real estate
   charge (income)                                      13,745                 -          (13,745)                -
Interest income                                              -                 -            1,004             1,004
Interest expense                                             -                 -           19,001            19,001
Depreciation and amortization                           22,745             5,323            3,248            31,316
Pre-tax income (loss)                                   31,882            (7,491)         (17,768)            6,623
Equity in net income of
   unconsolidated subsidiaries                               -                 -              748               748
Income taxes                                                 -                 -            2,479             2,479
Extraordinary items, net of taxes                            -                 -              166               166

         The basis for allocating distribution expense to Stores was changed in 2001. If the new allocation method had been used in fiscal years 2000 and 1999, Foodservice pre-tax loss and Stores pre-tax income would have been approximately $2,600,000 greater in 2000 and $3,200,000 greater in 1999.

15.      Advertising Expense

         The Company expenses the costs of advertising as incurred. Total advertising expense was $22,300,000, $20,300,000 and $15,400,000 in 2001, 2000
and 1999, respectively.

16.      Legal Actions

         The Company has been named as a defendant in various legal actions arising in the normal conduct of its business. The Company has also been named as defendant in a suit filed on September 13, 2001 in the Superior Court for the State of California for the County of Los Angeles. This suit, Sergio
Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other Company store managers and assistant managers in California, alleging that the Company misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action seeks to be classified as a "class action" and seeks unspecified monetary damages. The Company is actively investigating the merits of this action and believes (a) the merits of this action do not warrant class action status; (b) that it has certain defenses to the claim; and (c) that the ultimate determination of this action will not have a material adverse effect on the Company's results of operations or financial position.

         The Company is a defendant in a number of other lawsuits or is otherwise a party to certain litigation arising in the ordinary course from its operations. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material adverse effect on the Company's results of operations or financial position.

                              Smart & Final Inc.
                Summary of Quarterly Results of Operations
             (dollars in thousands, except per share amounts)

                                                                              Fiscal Year 2001 (A)
                                                    ------------------------------------------------------------------------------
                                                         First             Second           Third          Fourth
                                                        Quarter           Quarter          Quarter         Quarter       Total
                                                          12                12               16              12            52
                                                        Weeks             Weeks             Weeks           Weeks        Weeks
                                                    ------------------------------------------------------------------------------
                                                     (Unaudited)       (Unaudited)       (Unaudited)     (Unaudited)
Income Statement Data:
     Sales                                          $   424,168        $   463,594        $   609,329   $   449,632   $ 1,946,723
     Cost of sales, buying and occupancy                366,115            397,329            519,083       385,664     1,668,191
                                                    ------------       ------------       ------------  ------------  ------------
     Gross margin                                        58,053             66,265             90,246        63,968       278,532
     Operating and administrative expenses               53,811             56,539             78,562        55,820       244,732
                                                    ------------       ------------       ------------  ------------  ------------
     Income from operations                               4,242              9,726             11,684         8,148        33,800
     Interest expense, net                                3,067              2,845              3,633         2,955        12,500
                                                    ------------       ------------       ------------  ------------  ------------
     Income before provision for income taxes             1,175              6,881              8,051         5,193        21,300
     Provision for income taxes                             425              2,696              3,071         1,809         8,001
                                                    ------------       ------------       ------------  ------------  ------------
     Income from consolidated subsidiaries                  750              4,185              4,980         3,384        13,299
     Equity earnings in unconsolidated subsidiary           120                276                274           456         1,126
                                                    ------------       ------------       ------------  ------------  ------------
     Net income                                     $       870        $     4,461        $     5,254   $     3,840   $    14,425
                                                    ============       ============       ============  ============  ============

     Earnings per common share                      $      0.03        $      0.15        $      0.18   $      0.13   $      0.49
                                                    ============       ============       ============  ============  ============

     Weighted average common shares                  29,216,756         29,316,731         29,387,111    29,388,994    29,331,991
                                                    ============       ============       ============  ============  ============

     Earnings per common share, assuming dilution   $      0.03        $      0.15        $      0.18   $      0.13   $      0.49
                                                    ============       ============       ============  ============  ============

     Weighted average common shares and
        common share equivalents (B)                 29,492,458         29,660,429         29,783,608    29,663,650    29,660,311
                                                    ============       ============       ============  ============  ============

(A) Fiscal year 2001 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter.
(B) The weighted average shares includes the common stock equivalents related to employee stock options.

                              Smart & Final Inc.
                  Summary of Quarterly Results of Operations
               (dollars in thousands, except per share amounts)

                                                                            Fiscal Year 2000 (A)
                                                   ----------------------------------------------------------------------
                                                       First        Second         Third        Fourth
                                                      Quarter       Quarter       Quarter       Quarter          Total
                                                        12            12            16            12              52
                                                       Weeks         Weeks         Weeks         Weeks           Weeks
                                                   ------------- ------------- ------------- ------------- --------------
                                                    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Income Statement Data:
    Sales                                           $   399,361   $   442,998   $   587,313   $   434,223   $  1,863,895
    Cost of sales, buying and occupancy                 345,138       382,842       504,767       373,065      1,605,812
                                                   ------------- ------------- ------------- ------------- --------------
    Gross margin                                         54,223        60,156        82,546        61,158        258,083
    Operating and administrative expenses                50,013        52,205        71,958        53,933        228,109
                                                   ------------- ------------- ------------- ------------- --------------
    Income from operations                                4,210         7,951        10,588         7,225         29,974
    Interest expense, net                                 3,245         3,237         4,170         2,716         13,368
                                                   ------------- ------------- ------------- ------------- --------------
    Income before provision for income taxes                965         4,714         6,418         4,509         16,606
    Provision for income taxes                              373         1,616         2,452         1,954          6,395
                                                   ------------- ------------- ------------- ------------- --------------
    Income from consolidated subsidiaries                   592         3,098         3,966         2,555         10,211
    Equity earnings in unconsolidated subsidiary             44            94           129           566            833
                                                   ------------- ------------- ------------- ------------- --------------
    Net income                                      $       636   $     3,192   $     4,095   $     3,121   $     11,044
                                                   ============= ============= ============= ============= ==============

    Earnings per common share                       $      0.02   $      0.11   $      0.14   $      0.11   $       0.38
                                                   ============= ============= ============= ============= ==============

    Weighted average common shares                   29,163,185    29,192,368    29,203,114    29,203,114     29,191,420
                                                   ============= ============= ============= ============= ==============

    Earnings per common share, assuming dilution    $      0.02   $      0.11   $      0.14   $      0.11   $       0.38
                                                   ============= ============= ============= ============= ==============

    Weighted average common shares and
     common share equivalents (B)                    29,176,666    29,264,238    29,268,181    29,260,807     29,244,451
                                                   ============= ============= ============= ============= ==============


(A) Fiscal year 2000 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter.
(B) The weighted average shares includes the common stock equivalents related to employee stock options.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

PART III

         The information required by Part III of Form 10-K (items 10 through
13) is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held May 23, 2002, which Proxy Statement involves the election of directors and the Company intends to file not later than 120 days after the Company's last fiscal year end. If the Proxy Statement is not filed with the Securities and Exchange Commission within such 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements :                                              Page
                                                                           ----
         Report of Independent Public Accountants..........................  25

         Consolidated Balance Sheets.......................................  26

         Consolidated Statements of Income.................................  27

         Consolidated Statements of Stockholders' Equity...................  28

         Consolidated Statements of Cash Flows.............................  29

         Notes to Consolidated Financial Statements........................  30

         Supplementary Data - Summary of
         Quarterly Results of Operations...................................  53

(a)(2) Financial Statement Schedules:
         Report of Independent Public Accountants..........................  59

         II - Valuation and Qualifying Accounts............................  60

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                             (a)(3) and (c) EXHIBITS
Exhibit
Number       Description of Exhibit
------

3.1          Certificate of Incorporation of the Company, including all amendments thereto (1)
3.2          Bylaws of the Company, including all amendments thereto (1)
10.1         Tax  Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Sharing Agreement, dated as of November 5,
             1984, by and between the Company and Casino USA, as amended) (10)
10.2         Intercompany Agreement, dated August 6, 1991, by and between
             Casino USA, Casino Realty, Inc. and the Company (12)
10.3         Truck Lease and Service Agreement, dated December 13, 1991, between Smart & Final and Ryder Truck Rental, Inc. [Commerce
             Distribution Center] (13)
10.4         Employment Agreement between the Company and Mr. Lynch, as extended and amended (14) (35)*
10.5         Smart & Final Inc. Supplemental Deferred Compensation Plan, as
             amended (18) (32)*
10.6         Smart & Final Inc. Directors Deferred Compensation Plan, as
             amended (18)*
10.7         Agreement between Port Stockton Food Distributors, Inc. and Food
             Distribution Employees Association (19)
10.8         Vehicle Lease Service Agreement with Penske Truck Leasing Company,
             LP [Port Stockton Distribution Center] (19)
10.9         Smart & Final Inc. Trust for Deferred Compensation Plans (20)*
10.10        Supplemental Executive Retirement Plan Master Plan Document (22)*
10.11        Long-Term Equity Compensation Plan of the Company, as amended (24)*
10.12        Agreement Between Smart & Final Foodservice Distributors
             and Food Distributors Employee Association dated as of April 1,
             1998 (26)
10.13        Asset Purchase Agreement dated May 15, 1998 by and among the
             Company and United Grocers, Inc. (27)
10.14        Employment Agreement between the Company and Ross E. Roeder dated
             May 11, 1999, as amended (30) (34)*
10.15        Smart & Final Non-Employee Director Stock Plan, as amended (30)
10.16        First Amendment to Deferred Compensation Agreements dated as of
             October 23, 2000(33)*
10.17        Truck Lease and Service Agreement dated August 24, 2001
             between the Company and Primms, L.P. [Florida Distribution Center]
10.18        Participation Agreement dated as of November 30, 2001 by and among the Company as Lessee and various parties as Guarantors,
             Holders and Lenders and Wells Fargo Bank NW, N.A. as Owner
             Trustee and Fleet Capital Corporation as Administrative Agent
             and Arranger and Natexis Banques Populaires as Documentation
             Agent.
10.19        Credit Agreement dated as of November 30, 2001 among Wells Fargo
             Bank, NW, N.A. as the Owner Trustee and various parties as the
             Lenders and Fleet Capital Corporation as the Agent.
10.20        Lease Agreement dated as of November 30, 2001 between Wells Fargo
             Bank, NW, N.A. as the Owner Trustee and Lessor and the Company as
             Lessee.
10.21        Credit Agreement dated as of November 30, 2001 among the Company and various  parties as Lenders, BNP Paribas as the Administrative
             Agent and Lead Arranger,  Harris Trust & Savings Bank as
             Syndication Agent and Cooperative Centrale
             Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" as
             Documentation Agent.
10.22        Form of 2001 Executive Severance Plan between the Company and various Company Executives.*
21           Subsidiaries
23           Consent of Arthur Andersen LLP

-----------------

(1) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the fiscal year ended
             January 2, 1994 on Form 10-K, filed on April 4, 1994.
(10) Incorporated by reference to Exhibit 10.22 in the Company's Annual Report for the fiscal year ended January 2, 1994 on Form 10-K, filed on April 4, 1994.
(12) Incorporated by reference to Exhibit 10.24 in the Company's Annual Report for the fiscal year ended December 29, 1991 on Form 10-K, filed on March 24, 1992.
(13)         Incorporated by reference to Exhibit 10.25 in the Company's Form
             8 - Amendment No. 1 to its Annual Report for the fiscal year ended December 29, 1991 on Form 10-K, filed on March 30, 1992.
(14) Incorporated by reference to Exhibit 10.29 in the Company's Definitive Proxy Statement dated May 9, 1997, in connection with the Annual Meeting of Shareholders of the Company held
             May 9, 1997, filed on April 8, 1997; the extension is incorporated herein by reference to Exhibit 10.124 in the Company's Annual Report for the year ended January 2, 1999 on
             Form 10-K, filed on March 13, 2000.
(18) Incorporated by reference to Exhibits 10.56 and 10.57 in the Company's quarterly report for the quarter ended March 26, 1995 on Form 10-Q, filed on May 4, 1995; amendments are incorporated by reference to Exhibits 10.56 and 10.57 in the Company's Quarterly Report for the quarter ended March 28, 1999 on Form 10-Q, filed on May 3, 1999.
(19) Incorporated by reference to Exhibits 10.61 and 10.62 in the Company's quarterly report for the quarter ended March 26, 1995 on Form 10-Q, filed on May 4, 1995.
(20) Incorporated by reference to Exhibit 10.68 in the Company's Annual Report for the year ended December 29, 1996 on Form 10-K, filed on March 25, 1997.
(22)         Incorporated by reference to Exhibit 10.86 in the Company's
             Annual Report for the year ended January 4, 1998 on Form 10-K, filed on April 13, 1998; amendments are incorporated by reference to Exhibit 10.86 in the Company's Quarterly Report for the quarter ended March 28, 1999 on Form 10-Q, filed on May 3, 1999.
(24) Incorporated by reference to Exhibit 10.89 in the Company's Quarterly Report for the quarter ended March 28, 1999 on Form 10-Q, filed on May 3, 1999.
(26) Incorporated by reference to Exhibit 10.91 in the Company's Quarterly Report for the quarter ended March 29, 1998 on Form 10-Q, filed on May 12, 1998.
(27) Incorporated by reference to Exhibit 10.93 in the Company's Quarterly Report for the quarter ended June 21, 1998 on Form
             10-Q, filed on August 12, 1998.
(30) Incorporated by reference to Exhibits 10.119, 10.120, 10.121, 10.122, and 10.123 in the Company's Quarterly Report for the quarter ended June 20, 1999 on Form 10-Q, filed on August 3, 1999.
(32) Incorporated reference to Exhibit 10.126 in the Company's Quarterly Report for the quarter ended June 18, 2000 on Form 10-Q, filed on July 28, 2000.
(33) Incorporated by reference to Exhibits 10.127 and 10.128 in the Company's Quarterly Report for the quarter ended October 8,
             2000 on Form 10-Q, filed on November 11, 2000.
(34) Incorporated by reference to Exhibit 10.53 in the Company's Quarterly Report for the quarter ended June 17, 2001 on Form 10-Q, filed on July 26, 2001.
(35) Incorporated by reference to Exhibit 10.54 in the Company's Quarterly Report for the quarter ended June 17, 2001 on Form 10-Q, filed on July 26, 2001.

*Management contracts and compensatory plans, contracts and arrangements of the Company.

(b)          Reports on Form 8-K:

             1. The Company filed a Current Report on Form 8-K, dated November 12, 2001 announcing the extension of its Revolving Credit Agreement and its Lease Agreement until November 30, 2001.

             2. The Company filed a Current Report on Form 8-K, dated December 3, 2001, announcing the successful completion of its credit facility refinancing prior to the extended expiration date of the prior credit facilities.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 12, 2002.
                                 --------------

                                                Smart & Final Inc.

                                                By:   /s/ RICHARD N. PHEGLEY
                                                      --------------------------
                                                      Richard N. Phegley
                                                      Senior Vice President and
                                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, on behalf of the Registrant and in the capacities indicated on March 12, 2002.
                                   --------------

/s/ Ross E. Roeder                    Chairman of the Board and Chief Executive Officer
-------------------------------                  (Principal Executive Officer)
    Ross E. Roeder

/s/ Richard N. Phegley                 Senior Vice President and Chief Financial Officer
-------------------------------                  (Principal Financial Officer)
    Richard N. Phegley

/s/ Richard A. Link                Vice President, Controller and Chief Accounting Officer
-------------------------------                  (Principal Accounting Officer)
    Richard A. Link

                                                           Director
-------------------------------
    Pierre Bouchut

                                                           Director
-------------------------------
    Christian Couvreux

/s/ Timm F. Crull                                          Director
-------------------------------
    Timm F. Crull

/s/ James S. Gold                                          Director
-------------------------------
    James S. Gold

                                                           Director
-------------------------------
    Antoine Guichard

/s/ David J. McLaughlin                                    Director
-------------------------------
    David J. McLaughlin

/s/ Joel-Andre Ornstein                                    Director
-------------------------------
    Joel-Andre Ornstein

/s/ Thomas G. Plaskett                                     Director
-------------------------------
    Thomas G. Plaskett

                                                           Director
-------------------------------
    Etienne Snollaerts

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smart & Final Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Smart & Final Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 15, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
February 15, 2002

                              SMART & FINAL INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2,
                                     2000

                                                  Balance at
                                                Beginning of                                    Balance at End
                                                  Period          Additions      Deductions        of Period
                                               --------------  --------------   --------------  ---------------
Fiscal year 2001:
  Allowance for doubtful accounts               $  3,182,000    $  2,860,000     $  2,225,000    $  3,817,000
                                               ==============  ==============   ==============  ===============
  Inventory realizable value allowance          $  3,091,000    $    178,000     $    995,000    $  2,274,000
                                               ==============  ==============   ==============  ===============

Fiscal year 2000:
  Allowance for doubtful accounts               $  4,687,000    $  2,508,000     $  4,013,000    $  3,182,000
                                               ==============  ==============   ==============  ===============
  Inventory realizable value allowance          $  2,955,000    $  1,065,000     $    929,000    $  3,091,000
                                               ==============  ==============   ==============  ===============

Fiscal year 1999:
  Allowance for doubtful accounts               $  3,660,000    $  4,039,000     $  3,012,000    $  4,687,000
                                               ==============  ==============   ==============  ===============
  Inventory realizable value allowance          $  2,937,000    $    418,000     $    400,000    $  2,955,000
                                               ==============  ==============   ==============  ===============