Form 10-K/A
period 2001-12-30
SMART & FINAL INC/DE
filed 2002-04-25
CIK 875751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                              ____________________

                                  FORM 10-K/A
                                Amendment No. 1
             (Mark one)

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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No___.
    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 11, 2002, the aggregate market value of Common Stock held by
     ---------------
nonaffiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $106,683,441 ("nonaffiliates" excludes for this purpose executive officers, directors and the registrant's majority shareholder).

As of March 11, 2002, the registrant had outstanding 29,394,841 shares of Common
     ---------------
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

   On April 24, 2002, Smart & Final Inc. (the "Company") filed a Form 8-K with the U.S Securities and Exchange Commission containing the Company's press announcing the Company's filing of restatements of prior years' reported financial results.

   The Company hereby amends its Annual Report on Form 10-K as set forth in the pages attached hereto. This filing is required under Form 10-K General Instruction G(3) requiring the information contained herein be included in the Form 10-K filing or incorporated by reference from the Company's definitive proxy statement if such statement is filed not later than 120 days after the end of the Company's fiscal year. The filing of the Company's definitive proxy statement will occur after the 120 day deadline, thus the Company is filing this amendment to its Form 10-K which was filed on March 15, 2002.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For purposes of reference below, as of December 30, 2001 Casino USA, Inc. ("Casino USA") owned 56.8% of the Company's outstanding stock. Casino Guichard-Perrachon, S.A. ("Casino France"), a publicly traded French joint stock limited liability company , is the principal stockholder of Casino USA. Casino France and its subsidiaries (collectively "Groupe Casino") are currently engaged in retail grocery, restaurant, food production and other businesses in parts of Europe, South America and Aisa and, through the Company, the United States. Groupe Casino currently owns 59.8% of the Company's Common Stock (see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" below).

Directors

   The following table sets forth, as of April 19, 2002, certain information concerning the directors of the Company:

                                                        Director   Year Term
             Name                                   Age   Since   Will Expire
             ----                                   ---   -----   -----------
          Pierre B. Bouchut........................  46    1994      2004
          Christian P. Couvreux....................  51    1997      2003
          Timm F. Crull............................  71    1994      2002
          James S. Gold............................  50    1994      2003
          Antoine Guichard.........................  75    1986      2003
          David J. McLaughlin......................  66    1990      2004
          Joel-Andre Ornstein......................  47    1999      2002
          Thomas G. Plaskett.......................  58    1994      2004
          Ross E. Roeder...........................  64    1984      2002
          Etienne Snollaerts.......................  46    1998      2004

   Pierre B. Bouchut. Mr. Bouchut has been a director of the Company since December 1994 and has been a member of the Board of Directors of Casino France since September 1996. He currently serves as General Manager for Casino France. From 1990 to 1997 he was Director of Finance for Casino France. Mr. Bouchut was an associate at McKinsey & Company Inc. (management consulting) from 1988 to 1990.

   Christian P. Couvreux. Mr. Couvreux has been a director of the Company since September 1997 and currently serves on the Company's Governance Committee.
Since May 1997, he has been Chairman of the Executive Board and Chief Executive Officer of Casino France and is a director of Casino USA. Mr. Couvreux was previously Deputy General Manager of Casino France where he was responsible for purchasing, logistics and marketing. Mr. Couvreux has been associated with Groupe Casino since 1990 when Casino France purchased La Ruche Meridionale, a French international trading company of which Mr. Couvreux held several positions including Chief Executive Officer.

   Timm F. Crull. Mr. Crull has been a director of the Company since December 1994. He currently serves on the Company's Audit Committee and is Chairman of the Compensation Committee. Mr. Crull was Chairman of the Board and Chief Executive Officer of Nestle USA, Inc. (food and related products) from 1991 until his retirement in 1994. He held the position of Chairman of the Board and President of Carnation Company (food and related products) from 1985 to the beginning of 1990. Mr. Crull has been a director of Hallmark Cards, Inc. (greeting cards) since 1984 and is a member of the Compensation and Audit Committees of Hallmark Cards, Inc.

  James S. Gold. Mr. Gold has been a director of the Company since April 1994 and in May 2001 was appointed to serve on the Company's Compensation Committee. Mr. Gold was a General Partner of Lazard Freres & Co. (investment banking) from 1985 until May 1995, when he became a Managing Director. Mr. Gold has been associated with Lazard Freres & Co., LLC since 1977. He is also a director of The Hain Celestial Group, Inc.

  Antoine Guichard. Mr. Guichard has been a director of the Company since 1986 and currently serves on the Company's Governance Committee. Mr. Guichard is the Secretary and a director of Casino USA. Since 1966 he has been a gerant (managing partner) of Groupe Casino. He served as Chairman of the Executive Committee of the Company from 1990 until 1998. He is now Chairman of Groupe Casino, Conseil de Surveillance (Board of Supervisors).

   David J. McLaughlin. Mr. McLaughlin has been a director of the Company since 1990 and currently serves on the Company's Audit and Compensation Committees.
He has been a director of Scientific Atlanta, Inc. (communications and instrumentation products) since 1987 and Troy Biosciences Incorporated since 1994. From 2000 to 2001, he was the Vice Chairman of Troy Biosciences Incorporated where he also served as President and Chief Executive Officer from 1996 to 1999. From January 2000 to date, he has served as the President and Chief Executive Officer of Pentacle Press LLC (publishing and research).

   Joel-Andre Ornstein. Mr. Ornstein became a director of the Company in May 1999. Since 1989, Mr. Ornstein has been Senior Adviser to the Chairman and Chief Executive Officer and a director of Euris, S.A. ("Euris"), a Paris-based investment holding company controlled by Mr. Jean-Charles Naouri, a French citizen whose principal business is making corporate investments and who owns a controlling interest in Casino France, the Company's majority stockholder. Mr. Ornstein is also Chairman of Euristates, Inc., the U.S. based subsidiary of Euris. He is a director of Euristates, Inc. and The Athlete's Foot Inc.

   Thomas G. Plaskett. Mr. Plaskett has been a director of the Company since April 1994, currently serves as Chairman of the Audit Committee and is a member of the Compensation and Governance Committees. Mr. Plaskett served as Chairman of the Board of Greyhound Lines, Inc. (transportation) from February 1995 to March 1999 and the Managing Director of Fox Run Capital Associates (private financial advisory and venture capital services) since November 1991. He is a director of Probex Corporation, an energy technology company in Carrollton, Texas. Mr. Plaskett was formerly the Vice Chairman and Executive Vice President of Legend Airlines, a privately-held airline based in Dallas, Texas which in December 2000 filed a petition for insolvency under Federal bankruptcy laws. From 1988 to September 1991, he was Chairman and Chief Executive Officer of Pan Am Corporation (commercial airline). Mr. Plaskett has been a director of RadioShack Corporation (retail electronics) since 1986 and is also a member of its Audit Committee.

   Ross E. Roeder. Mr. Roeder has been a director of the Company since 1984, and became the Chairman, President and Chief Executive Officer in January 1999. Until his appointment as Chairman and Chief Executive Officer, he also served as Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Roeder became Chairman of the Governance Committee in early 1999 and is a member of the boards of directors of the Company's principal subsidiaries. Until 1998 Mr. Roeder was Chairman of Morgan-Kaufman Publishers, Inc. (publishers of computer science text and reference books), where he was also a director from 1986 to 1998. Mr. Roeder has served on the Board of Directors of Chico's FAS, Inc. (retail women's stores) since 1997 and the Board of Directors of Gulf West Bank in St. Petersburg, Florida since 1995. Mr. Roeder's employment agreement provides that he may terminate his employment with the Company for "good reason", which includes the failure of Mr. Roeder to be elected to the Board during his employment term. (For a further discussion of Mr. Roeder's employment agreement see "Item 11. Executive Compensation - Roeder Employment Agreement")

   Etienne Snollaerts. Mr. Snollaerts has been a director of the Company since 1998 and in May 2001 was appointed to serve on the Company's Compensation Committee. He is currently the Deputy General Manager and Director of the supply chain within Groupe Casino. In addition to these responsibilities, he supervises Groupe Casino's investment in the Company. Prior to this he was in charge of the international activities of Groupe Casino which included operations in ten countries. Mr. Snollaerts has been associated with Casino France since 1990 and served as Director of Purchasing and Logistics and as Director of Retail Distributions, Store Operations and Information Systems. Prior to joining Casino France, he was a management consultant with Alexander Proudfoot Company.

Executive Officers

   The following table sets forth as of April 19, 2002, the names, ages and titles of the executive officers of the Company, Smart & Final Stores Corporation ("Smart & Final Stores"), American Foodservice Distributors, Inc. ("American Foodservice Distributors"), Port Stockton Food Distributors, Inc. dba Smart & Final Foodservice Distributors ("Smart & Final Foodservice") and Henry Lee Company ("Henry Lee"):

           Name          Age                       Title
           ----          ---                       -----
Ross E. Roeder           64   Chairman of the Board, President and Chief
                                Executive Officer of the Company and Smart &
                                Final Stores, President and Chief Executive
                                Officer of American Foodservice Distributors, Chairman of the Board and Chief Executive Officer of Smart & Final Foodservice and Chairman of the Board of Henry Lee
Donald G. Alvarado       47   Senior Vice President, General Counsel and
                                Secretary of the Company and Smart & Final
                                Stores, and Secretary of American Foodservice Distributors, Smart & Final Foodservice and Henry Lee
Dennis L. Chiavelli      56   Executive Vice President, Operations of the
                                Company and Executive Vice President of
                                Operations for Smart & Final Stores
Andre Delolmo            50   Senior Vice President of Business Development
                                for Smart & Final Stores
Zeke Duge                55   Senior Vice President and Chief Information
                                Officer of Smart & Final Stores
Richard A. Link          48   Vice President and Controller of the Company
Norah Morley             50   Senior Vice President, Marketing of Smart & Final
                                Stores
Suzanne Mullins          49   Senior Vice President, Operations of Smart & Final
                                Stores
Richard N. Phegley       46   Senior Vice President and Chief Financial Officer
                                of the Company, Smart & Final Stores and
                                American Foodservice Distributors, and Senior Vice President, Finance of Smart & Final Foodservice and Henry Lee
Robert J. Schofield      52   Executive Vice President and Chief Operating
                                Officer of American Foodservice Distributors
Timothy M. Snee          48   Senior Vice President, Buying of Smart & Final
                                Stores
Jeff D. Whynot           45   Senior Vice President, Human Resources of Smart &
                                Final Stores

   Executive officers of the Company are appointed by the Board of the Company and serve at the Board's discretion.

   Ross E. Roeder.  See information provided above under "Directors".

   Donald G. Alvarado. Mr. Alvarado was named Senior Vice President, General Counsel of the Company and Smart & Final Stores in September 1996 and also serves as Secretary of the Company, American Foodservice Distributors, Smart & Final Foodservice, Henry Lee and Smart & Final Stores. From 1997 to 1999 he was also Senior Vice President Law/Development. From 1991 until September 1996 he served as Vice President, General Counsel and Secretary of the Company. He joined the Company in 1987 as Assistant General Counsel and was appointed Secretary in 1989. He has been Secretary of Smart & Final Stores since 1990.
He was also Assistant Secretary of Casino USA and its former wholly-owned subsidiary Casino Realty, Inc. ("Casino Realty") from 1989 to January 1994.

   Dennis L. Chiavelli. Mr. Chiavelli was named Executive Vice President, Operations of the Company and Smart & Final Stores in September 1996. From September 1991 to September 1996 he served as Senior Vice President of Operations and Development of Smart & Final Stores. Earlier in 1991, he was Executive Vice President, Real Estate of Casino Realty. He was a Vice President and General Manager of Casino Realty and a Vice President of Casino USA from late 1987 to early 1991.

   Andre Delolmo. Mr. Delolmo was appointed as Senior Vice President, Business Development of Smart & Final Stores in October 2001, with responsibility for developing store growth opportunities in existing and new geographic markets. Mr. Delolmo also serves as President of Casino USA, a position he has held since July, 1999. Mr. Delolmo has been employed by Groupe Casino since 1977 in operational management positions in France and other countries.

   Zeke Duge. Mr. Duge joined Smart & Final Stores in September 2000 as Senior Vice President and Chief Information Officer in charge of data processing and technology for Smart & Final Stores. Immediately before joining the Company, Mr. Duge was Vice President and Chief Information Officer of West Marine, Inc. (boating specialty retailer). Mr. Duge has more than 30 years experience in data processing having also held various positions at Xerox Computer Services (computer services), Nissan (automobile manufacturing), Tandem Computers (computer manufacturing) and Oracle Corporation (computer software).

   Richard A. Link. Mr. Link joined the Company in October 2001 as Vice President and Controller. In December 2001, he was designated as the Company's Chief Accounting Officer by the Board. From September 1988 through February 2001, Mr. Link served in various capacities with Maxicare Health Plans, Inc. (health insurance) including Senior Vice President, Accounting and Chief Accounting Officer from September 1988 through November 1997, Executive Vice President - Finance and Administration and Chief Financial Officer from December 1997 through February 2001 and was appointed the Chief Operating Officer from August 1999 through February 2001. Mr. Link previously served with Price Waterhouse as a senior audit manager and is a certified public accountant.

   Norah Morley. Ms. Morley joined Smart & Final Stores in August 1999 as Senior Vice President of Marketing. From 1996 to 1999, Ms. Morley was the Senior Vice President of Marketing, Buying and Distribution for The Sweet Factory (retail candy) and from 1992 to 1996, Vice President of Marketing and Buying with W.H.
Smith: The Wall Music. Prior to that position, she was Vice President of Marketing for Frank's Nursery and Crafts, and held various positions in consumer packaged goods marketing, including Director of Marketing for The Pillsbury Company (food products).

   Suzanne Mullins. Ms. Mullins was appointed Senior Vice President, Store Operations of Smart & Final Stores in July 1997. Before her promotion in 1997, she was Vice President, Buying for Smart & Final Stores from August 1994 and Vice President, Operations of Smart & Final Stores from 1991 to 1994. Prior to that, Ms. Mullins held various store operations positions, including District Manager, since joining Smart & Final Stores in 1987.

   Richard N. Phegley. Mr. Phegley joined Smart & Final Stores as Vice President and Treasurer in August 1996 and was additionally appointed Vice President and Treasurer of the Company, American Foodservice Distributors, and Henry Lee in May 1999. In May 2001, he was appointed Senior Vice President and Chief Financial Officer of the Company, Smart & Final Stores and American Foodservice Distributors. Mr. Phegley joined Smart & Final Stores after 17 years with Atlantic Richfield Company, now a subsidiary of BP Amoco plc. (integrated international oil and gas), where he served in senior treasury, strategic planning, and financial management positions.

   Robert J. Schofield. Mr. Schofield was appointed to the position of Executive Vice President and Chief Operating Officer of American Foodservice Distributors in February 2000. In these capacities, he is responsible for all foodservice operations for the Company. From August 1999 through January 2000, Mr. Schofield served as a consultant to the Company regarding its Foodservice companies. Mr. Schofield was President of the western division of US Foodservice (foodservice distribution) from 1994 to 1999. Prior thereto, he was President of Affiliated Food Distributors (Giant Stores--retail grocery) and Senior Vice President of Spartan Stores (retail grocery).

  Timothy M. Snee. Mr. Snee was appointed Senior Vice President of Buying for Smart & Final Stores in June 1999. From 1998 to June 1999, he was Vice President of Buying. Mr. Snee joined Smart & Final Stores after 26 years with Ralphs Grocery Company (retail grocery) where he served as a vice president in charge of various buying departments, and held management positions in accounting, distribution, and operations.

   Jeff D. Whynot. In January 2000, Mr. Whynot joined Smart & Final Stores as the Senior Vice President of Human Resources. From 1998 to 2000, Mr. Whynot was employed by Dames & Moore Group, (engineering consulting), most recently as Vice President of Human Resources. From 1984 to 1998, Mr. Whynot worked for Knott's Berry Farm (food products and entertainment). During the last five years of his employment with Knott's Berry Farm, Mr. Whynot served as the Vice President of Human Resources.

Item 11.    EXECUTIVE COMPENSATION

Compensation of Directors

   During fiscal 2001, all of the Company's non-employee directors served an entire fiscal year and were compensated by cash payments and shares of the Company's common stock. For the cash component of their compensation, the non-employee directors are paid an annual fee consisting of $15,000, paid in quarterly installments in advance at the beginning of each calendar quarter. Each non-employee director also received $1,000 in cash for each Board meeting and each committee meeting attended in person and $500 in cash for each meeting attended by telephone. Expenses incurred in attending meetings in person are reimbursable by the Company. Directors who are employees of the Company or its subsidiaries are not compensated for service as members of the Board or any committee of the Board.

   In addition to the cash payments described above, on May 1 of each year the Company's non-employee directors also receive an automatic award of shares under the Company's Non-Employee Director Stock Plan. This award of the Company's common stock is valued at approximately $15,000 on the date of the award, pursuant to the terms of the Non-Employee Director Stock Plan and is issued to each non-employee director who is serving as such on the award date. For purposes of the Non-Employee Director Stock Plan, an eligible non-employee director is one who is a member of the Company's Board, who is not and has not been an employee of the Company or its direct or indirect subsidiaries and who is paid an annual cash retainer fee for his services as a director. For the May 1, 2001 grant, Messrs. Bouchut, Couvreux, Crull, Gold, Guichard, McLaughlin, Ornstein, Plaskett and Snollaerts were all eligible non-employee directors under the Non-Employee Director Stock Plan and each received 1,369 shares of common stock. Each share award comprises that number of shares equal to the quotient of $15,000 divided by the fair market value of a share on the award date as defined in the plan. Cash is paid in lieu of fractional shares. Any shares awarded must be held by such non-employee director for at least six months after the award date.

   The Company's Stock Incentive Plan, as amended, expired in June 2001 as to new grants. This plan provided that any elected or appointed non-employee director serving prior to 1998 received an automatic grant of options to purchase 22,500 shares of the Company's Common Stock, as of the date of his initial appointment or election. Such options are nonqualified stock options, have exercise prices equal to the fair market value of the Common Stock at the date of grant, have an exercise term of ten years after the date of grant and are subject to early termination in the event the option holder ceases to be a director, becomes permanently disabled or dies. One-third of these options become exercisable two years after the date of grant and each year thereafter, so that 100% would be exercisable four years after the date of grant. There are still 40,000 options that have been granted under the Company's Stock Incentive Plan to non-employee directors, but have not been exercised. These options will expire, if not exercised, on or before June 18, 2006.

   The Company also has a Directors Deferred Compensation Plan (the "Directors Deferred Compensation Plan"), in which the Company's directors are eligible to defer on a pre-tax basis up to 100% of their director's cash fees (with a minimum annual deferral of $2,500) and any shares of the Company's common stock received as compensation for their services as a director. Participation is voluntary on an annual basis. Deferrals of cash amounts are credited to a special bookkeeping account in the participant's name, and earnings on deferrals are indexed to certain investment fund options. Deferrals of the Company's common stock are held within the plan, for the benefit of the deferring director's account and are not redeemable for cash. The Company pays all benefits and costs from its general assets and, while it has created a non-qualified grantor trust whose assets will be used to pay benefits and defray expenses, the assets of the trust are subject to the claims of the Company's general creditors in the event of the Company's insolvency or bankruptcy. In general, participants will receive benefits under the Directors Deferred Compensation Plan after retirement in one of four pre-elected payment options: one lump-sum payment; or a stream of five, ten or 15 annual payments. Limited withdrawals prior to retirement are permitted in accordance with the terms of the Directors Deferred Compensation Plan. The Directors Deferred Compensation Plan also provides additional death benefits in the event of death prior to retirement. During 2001, five directors participated in this plan.

Compensation of Executives

  Summary Compensation Table. The following table sets forth information concerning cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the four most highly compensated executive officers of the Company other than the Chief Executive Officer, and one former executive officer who served as an executive officer during the first five months of the fiscal year; each executive officer included in the table must have earned over $100,000 in salary and bonus during 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                              Long Term
                                                        Annual Compensation              Compensation Awards
                                              ---------------------------------------    -------------------
                                                                                      Restricted    Securities
                                                                                         Stock       Underlying
            Name and                  Fiscal   Salary     Bonus      Other Annual        Awards       Options         All Other
        Principal Position             Year    ($)(1)     ($)(2)   Compensation($)(3)    ($)(4)        (#)(5)    Compensation($)(6)
------------------------------------   ----    ------     ------   ------------------    ------        ------    ------------------
Ross E. Roeder......................  2001    $678,077   $560,000          $-0-         $    -0-      300,000         $ 49,302
 Chairman of the Board and            2000    $631,577   $650,000          $-0-         $171,210       72,500         $ 36,050
 Chief Executive Officer              1999    $599,664   $200,000          $-0-         $606,250      212,500         $  5,524

Martin A. Lynch*....................  2001    $338,096   $    -0-          $-0-         $    -0-          -0-         $254,970
 Former Executive Vice President      2000    $327,191   $100,000          $-0-         $172,380      112,500         $252,326
 And Chief Financial Officer          1999    $286,139   $ 40,000          $-0-         $    -0-       64,700         $ 45,493

Dennis L. Chiavelli.................  2001    $282,404   $136,800          $-0-         $    -0-       45,000         $ 19,554
 Executive Vice                       2000    $266,054   $162,000          $-0-         $177,371       54,800         $146,514
 President, Operations                1999    $245,262   $ 51,912          $-0-         $    -0-       43,100         $ 11,106

Zeke Duge...........................  2001    $254,135   $102,000          $-0-         $    -0-       25,000         $131,588
 Senior Vice President, Chief         2000    $ 67,308   $ 41,667          $-0-         $ 76,250       30,000         $    -0-
 Information Officer                  1999         N/A        N/A          N/A               N/A          N/A              N/A

Robert J. Schofield.................  2001    $243,943   $105,000          $-0-         $    -0-       45,000         $ 18,007
 Executive Vice President,            2000    $215,292   $129,000          $-0-         $ 49,844       25,000         $ 19,811
 American Foodservice                 1999    $124,850        N/A          N/A               N/A          N/A              N/A
 Distributors

Donald G. Alvarado..................  2001    $239,115   $ 84,000          $-0-         $    -0-       20,000         $ 19,391
 Senior Vice President, General       2000    $226,539   $115,000          $-0-         $118,080       17,000         $ 84,936
    Counsel                           1999    $207,308   $ 30,000          $-0-         $    -0-       27,600         $ 11,228

*Mr. Lynch retired as Executive Vice President and Chief Financial Officer on May 23, 2001

(1) Includes amounts deferred by the named officers under the Company's 401(k) Savings Plan (the "401(k) Savings Plan"), which was established in fiscal 1992 and under which all named officers are or were eligible to participate during fiscal 2001; and the Company's Supplemental Deferred Compensation Plan (the "Supplemental Deferred Compensation Plan"), which was established to first take effect for fiscal 1995. Mr. Schofield's 2000 salary includes $29,234 in consulting fees that he was paid prior to becoming an employee of the Company. The amount listed for Mr. Schofield for 1999 is for consulting services. Mr. Duge's salary for fiscal 2000 commenced in September 2000, when he joined Smart & Final Stores.

(2) Includes bonus payments made in the year after the listed year for services performed in the listed year, and excludes bonus payments made in the listed year for services performed in the prior year.

(3) Includes perquisites and other personal benefits, securities or property paid to each named executive officer (including, depending upon the executive officer, reimbursement of tax preparation and/or financial planning expenses, club dues and car allowances). Such perquisites and other personal benefits when stated as zero were less than the lesser of $50,000 or 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus."

(4) No restricted shares were granted in 2001. On December 28, 2001, the aggregate restricted stock holdings of such persons, valued at $10.59 per share (representing the closing price on the NYSE for the Common Stock on December 28, 2001), were as follows: Mr. Roeder, 4,421 shares with an aggregate value of $46,818; Mr. Lynch, 25,349 shares with an aggregate value of $268,446; Mr. Chiavelli, 22,397 with an aggregate value of $237,184; Mr. Duge, 10,000 shares with an aggregate value of $105,900; Mr. Schofield had no restricted stock holdings at the end of fiscal 2001; and Mr. Alvarado, 14,076 shares with an aggregate value of $149,065. In 2001, the following restricted shares granted in 2000 vested at the price of $10.75 per share:
    Mr. Roeder 20,000 shares for $215,000; Mr. Lynch 5,000 shares for $53,750; Mr. Chiavelli 9,000 shares for $96,750; Mr. Schofield 7,250 shares for $77,938; and Mr. Alvarado 6,000 shares for $64,500.


(5) For fiscal 2001, includes for Messrs. Roeder, Chiavelli, Duge, Schofield and Alvarado, respectively, options to purchase 300,000, 45,000, 25,000, 45,000 and 20,000 shares granted pursuant to the Long-Term Equity Compensation
    Plan ("Equity Compensation Plan")


(6) The compensation reported includes, as applicable, amounts contributed by the Company under the 401(k) Savings Plan, the Supplemental Deferred Compensation Plan, deferred compensation paid to Mr. Lynch pursuant to his Deferred Compensation Agreements with the Company, and the dollar value of insurance premiums paid by the Company with respect to term life insurance and health care plans for the benefit of the named officer. Mr. Lynch's compensation in 2001 includes the payment of $108,000 in consulting payments pursuant to the amendment to his consulting agreement discussed below and a payment for all accrued and unused vacation days of $64,423. Mr. Duge's compensation in 2001 includes a one time payment of $113,960 in relocation and related tax expenses. Mr. Duge also received a relocation loan of $225,000 from the Company which was fully repaid in 2001. Company contributions under the 401(k) Plan and the Supplemental Deferred Compensation Plan during fiscal 2001 were as follows: $3,465, aggregate for both plans for each of Messrs. Roeder, Lynch, Chiavelli, Duge, Schofield and Alvarado. In fiscal 2000, the Company changed its vacation policy to include a ceiling or maximum on vacation accrual. As a result of this change in policy, and pursuant to California law, Messrs. Lynch, Chiavelli and Alvarado received $176,550, $125,128, $57,937, respectively, as payment for the vacation days that they had already accrued in excess of the newly established ceiling. Company contributions under the 401(k) Savings Plan and the Supplemental Deferred Compensation Plan during fiscal 2000 were as follows: $2,550 for Messrs. Roeder, Lynch, Chiavelli, Alvarado and $1,034 for Mr. Schofield. Company contributions under the 401(k) Savings Plan and the Supplemental Deferred Compensation Plan during fiscal 1999 were as follows: $1,558 for Mr. Roeder, $2,400, aggregate for both plans for each of Messrs. Lynch, Chiavelli and Alvarado. Company payments of life and health insurance premiums during fiscal 2001 were as follows: $21,891 for Mr. Roeder, $18,031 for Mr. Lynch, $16,089 for Mr. Chiavelli, $14,163 for Mr. Duge, $14,542 for Mr. Schofield, and $15,926 for Mr. Alvarado. Company payments of life and health insurance premiums during fiscal 2000 were as follows: $12,744 for Mr. Roeder, $18,853 for Mr. Lynch, $18,836 for Mr. Chiavelli, $18,778 for Mr. Schofield and $24,449 for Mr. Alvarado. During fiscal 1999, Company payments of life and health insurance premiums were as follows: $3,966 for Mr. Roeder, $10,479 for Mr. Lynch, $8,706 for Mr. Chiavelli, and $8,828 for Mr. Alvarado. Pursuant to the terms of his Deferred Compensation Agreements, for fiscal 2001, 2000, and 1999, the Company paid on behalf of Mr. Lynch deferred compensation in the amounts of $61,052, $54,374, and $32,614, respectively. In accordance with the Roeder Employment Agreement, Mr. Roeder received a bonus of $23,946 in fiscal 2001 and $20,756 in fiscal 2000 in recognition of interest due under two loans and the net amount of personal tax gross-up on the bonus.

   Option Grants Table. The following table summarizes options granted during fiscal 2001 to the persons listed in the Summary Compensation Table above:


                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                         Individual Grants
                                            --------------------------------------------------------------------------
                                              Number of                                                   Grant Date
                                              Securities       % of Total       Exercise                   Present
                                              Underlying    Options Granted      Price                     Value of
                                               Options      to Employees in       Per       Expiration      Stock
       Name                                 Granted (#)(1)    Fiscal Year     Share ($/sh)     Date     Options ($)(2)
       ----                                 --------------    -----------     ------------     ----     --------------
Ross E. Roeder............................     300,000          33.47%          $10.132       9/27/11     $1,255,850
Martin A. Lynch...........................         -0-             N/A              N/A           N/A            N/A
Dennis L. Chiavelli.......................      45,000           5.02%          $10.132       9/27/11     $  188,378
Zeke Duge.................................      25,000           2.79%          $10.132       9/27/11     $  104,654
Robert J. Schofield.......................      45,000           5.02%          $10.132       9/27/11     $  188,378
Donald G. Alvarado........................      20,000           2.23%          $10.132       9/27/11     $   83,723

------------
(1) Options granted are nonqualified stock options granted under the Equity Compensation Plan, may be exercised up to ten years after the date of the grant and are subject to early termination in the event the option holder ceases to be an employee, becomes permanently disabled or dies. No option can be granted at an option price of less than the fair market value of Common Stock at the time the option is granted. For the grants made in 2001, one-third of the options become exercisable two years after the date of grant and each year thereafter so that 100% are exercisable four years after the date of grant. Unvested options will vest immediately upon a change in control.

(2) The Company used the Black-Scholes model of option valuation to determine the present values at the grant dates. The Company does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. Calculations for the named executive officers are based on the following assumptions: individual option terms of up to 10 years, volatility of 36.66%, no dividends, and interest rates of 6.309% for Mr. Roeder, 5.723% for Mr. Lynch, 5.795% for Mr. Chiavelli, 5.687% for Mr. Duge, 6.040% for Mr. Schofield, and 5.909% for Mr. Alvarado, which corresponds to the weighted average of the ten year Treasury note rates with a maturity date corresponding to the option term for each of the grants. The real value of the options in this table depends upon the actual performance of the Company's stock during the applicable period and upon when they are exercised.

    Aggregated Option Exercises Table. The following table summarizes option exercises during fiscal 2001, and the number of all options and the value of all in-the-money options held at the end of fiscal 2001, by the executive officers named in the above Summary Compensation Table.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES


                                                                            Number of Securities
                                                                           Underlying Unexercised       Value of Unexercised
                                         Shares                                Options at End          In-The-Money Options at
                                        Acquired           Value             of Fiscal 2001 (#)       End of Fiscal 2001 ($)(1)
        Name                         on Exercise (#)     Realized ($)     Exercisable/Unexercisable   Exercisable/Unexercisable
        ----                         ---------------     ------------     -------------------------   -------------------------
Ross E. Roeder(2)..................       -0-                -0-              164,168/  420,832            $189,835/  $418,065
Martin A. Lynch....................       -0-                -0-              118,380/   58,820            $ 34,679/  $129,319
Dennis L. Chiavelli................       -0-                -0-               52,707/  100,193            $ 25,782/  $153,192
Zeke Duge..........................       -0-                -0-                    0/   55,000            $      0/  $ 98,510
Robert J. Schofield................       -0-                -0-                    0/   70,000            $      0/  $113,485
Donald G. Alvarado.................       -0-                -0-               11,040/   53,560            $ 14,794/  $ 94,505

_________
(1) Based on the market value of underlying securities at the closing price of $10.59 per share on December 28, 2001, (the last trading day in fiscal 2001) less the exercise price.

(2) Mr. Roeder's options include 22,500 shares of exercisable options and 50,000 shares of total options for his service to the Company, prior to fiscal year 1999, as a non-employee director.

    Pension Plan and 401(k) Savings Plans. The following table sets forth estimated annual pension benefits under the Smart & Final Pension Plan (the "Pension Plan"), on a straight life annuity basis for representative years of service as defined in the Pension Plan. Such benefits are subject to reduction for certain prior company retirement benefit plans.

                               PENSION PLAN TABLE

                                                  Final Average
Remuneration on                                   Earnings Based
Which Retirement                                  on Each Year's       Estimated Annual Retirement Benefits at Age 65
Benefits are Based(2)                            Limited Earnings        For Indicated Years of Credited Service(1)
---------------------                            ----------------        ------------------------------------------
                                                                       15          20          25          30          35
                                                                       --          --          --          --          --
$  125,000......................................      $125,000     $18,750     $25,000     $31,250     $37,500     $43,750
$  150,000......................................      $150,000     $22,500     $30,000     $37,500     $45,000     $52,500
$  175,000......................................      $175,000     $26,250     $35,000     $43,750     $52,500     $61,250
$  200,000......................................      $200,000     $30,000     $40,000     $50,000     $60,000     $70,000
$  225,000......................................      $200,000     $30,000     $40,000     $50,000     $60,000     $70,000
$  250,000......................................      $200,000     $30,000     $40,000     $50,000     $60,000     $70,000
$  500,000......................................      $200,000     $30,000     $40,000     $50,000     $60,000     $70,000
$  750,000......................................      $200,000     $30,000     $40,000     $50,000     $60,000     $70,000
$1,000,000......................................      $200,000     $30,000     $40,000     $50,000     $60,000     $70,000
$1,250,000......................................      $200,000     $30,000     $40,000     $50,000     $60,000     $70,000
$1,500,000......................................      $200,000     $30,000     $40,000     $50,000     $60,000     $70,000

---------
(1) Amounts shown are for employees hired on January 1, 2002 and assume retirement at age 65 after employment for the indicated number of years. Estimated annual retirement benefits are based on the plan in effect on January 1, 2002 and assume that no other offsets or grandfathered benefits are applied.

(2) Effective January 1, 2002, the compensation used to determine the retirement benefit could not exceed $200,000 for all years of service. This limit is adjusted annually for cost-of-living. For purposes of this table, it is assumed to remain at $200,000 for all future years.

    The Company maintains the Pension Plan for the benefit of Smart & Final Stores' employees who meet certain age and service requirements, to provide certain benefits in the event of normal, early or disability retirement, or death. Smart & Final Stores' employees that are covered by a collective bargaining agreement are not covered by the Pension Plan. The benefits are calculated on the basis of the participant's years of service (with years of service prior to January 1, 1992 being credited as though each year was 1.5 years) and the participant's qualifying average pay during his five highest paid consecutive years of service in the ten years prior to the date he ceases his employment, with the minimum benefits for certain qualifying participants being at least equal to his accrued benefit they would have received under the Company's prior pension plan. The qualifying average pay on which benefits are based includes bonuses, overtime and other compensation but does not include amounts to be paid under the Pension Plan or any other employee benefit plan. A participant becomes 100% vested in his retirement benefit at the end of the fifth year of service. Under the Pension Plan, at the end of fiscal 2001, Messrs. Roeder, Lynch, Chiavelli, Duge, Schofield and Alvarado had credited approximately 3, 12.5, 16, 1, 2 and 14.25 actual year(s) of service, respectively, and would have been entitled to minimum annual benefits of approximately $5,000, $25,725, $33,608, $1,700, $3,400 and $26,855,
respectively.

    The Company also maintains a defined contribution plan (the "401(k) Savings Plan") which is intended to satisfy the tax qualification requirements of
Section 401(k) of the Internal Revenue Code of 1986 (the "Internal Revenue Code"). All employees of the Company (other than those covered by the Smart & Final Foodservice and Henry Lee employee benefit plans described below) who meet certain age and service requirements are eligible to participate in the 401(k) Savings Plan, which allows participants to contribute, for fiscal 2001, up to 15% of their compensation or $10,500, whichever was lower. In fiscal 2001, the Company increased its match from 25% to 33% of each dollar contributed up to 6% of each participant's eligible compensation. Additionally, in fiscal 2001, the Company made a discretionary 8% match with respect to contributions made in fiscal 2000, to adjust that year's match from 25% to

33%. Participants' contributions to the 401(k) Savings Plan, which are deemed to be contributions of the Company for tax purposes, are deducted from the participants' compensation prior to the calculation of federal and state income taxes, thereby decreasing the amount of a participant's compensation subject to tax.

    Participants are currently entitled to direct their contributions to one or more of thirteen investment options. None of a participant's account balance in the 401(k) Savings Plan may be withdrawn prior to termination of employment or his attainment of age 70, whichever occurs earlier, except upon certain qualified financial hardships or through loans. Distribution of a participant's account balance, if less than $5,000, will generally be made in a lump sum payment in the year following the termination of employment. Distribution of a participant's account balance in excess of $5,000 will be made in accordance with the participant's election following the termination of employment. A participant's contributions to the 401(k) Savings Plan will vest immediately. The Company's contributions on behalf of a participant will vest at the rate of 25% per year beginning after the second year of the participant's service and will be 100% vested after five years.

    Henry Lee and Smart & Final Foodservice each maintain a defined contribution plan which is intended to satisfy the tax qualification requirements of Section 401(k) of the Internal Revenue Code. The Henry Lee 401(k) Plan is similar to the 401(k) Savings Plan with respect to the tax advantages, loan features and hardship withdrawal provisions. The Henry Lee 401(k) Plan differs from the Company's plan in several respects. The differences include eligibility requirements, the Henry Lee automatic match of 50% of each dollar contributed up to 6% of the participant's contribution, and immediate vesting in all employer contributions. Participants are entitled to direct their contributions to eight different investment options. The Smart & Final Foodservice Plan is similar to the 401(k) Plan, but also calls for a 50% automatic match of each dollar contributed up to 6% of the participant's contribution. There is a five year vesting schedule at a rate of 20% per year commencing the first year of eligible employment. Participants are entitled to direct their contributions to five different investment options. For those Smart & Final Foodservice employees that are part of a collective bargaining unit, the company's contribution to the 401(k) Plan is based upon the terms of their agreement.

    Supplemental Executive Retirement Plan. Since 1998, the Company has provided a Supplemental Executive Retirement Plan ("SERP") to certain of its key executives and other highly compensated employees which provides for a single life annuity to be payable monthly commencing at age 65 or upon the participant's early retirement or disability as those terms are defined in the SERP document. A participant may be entitled to receive benefits under the SERP in the event of a change in control of the Company. In addition, in the event the participant dies prior to his or her retirement, disability or termination of employment, his or her survivor also may be entitled to receive benefits under the SERP. The amount of the annuity benefit is determined by multiplying the standard benefit percentage assigned to each participant according to his or her title and position by the average of the final five calendar years of a participant's compensation. Participants in the SERP are selected by the Board of the Company. The SERP is administered by a third party administrator. At fiscal year end 2001, there were 19 participants in the SERP, including all of the executive officers listed in the Summary Compensation Table.

    Deferred Compensation Plan. The Company also has a Supplemental Deferred Compensation Plan (the "Deferred Compensation Plan") in which certain Company employees who earned annual base compensation of at least $85,000 in 2001 are eligible to defer pre-tax up to 100% of their base compensation, cash bonus (with a minimum annual deferral of $2,500), and shares of restricted stock. Participation is voluntary on an annual basis. Deferrals are credited to a special bookkeeping account in the participant's name, and earnings on deferrals are indexed to certain investment fund options. The Company pays all benefits and costs from its general assets and, while it has created a non-qualified grantor trust whose assets will be used to pay benefits and defray expenses, the assets of the trust are subject to the claims of the Company's general creditors in the event of the Company's insolvency or bankruptcy. In general, participants will receive benefits under the Deferred Compensation Plan after retirement (with the minimum age for early retirement being 55 with ten years of service) in one of four pre-elected payment options, one lump-sum payment or a stream of five, ten or 15 annual payments. Limited withdrawals prior to retirement are permitted in accordance with the terms of the Deferred Compensation Plan. In addition to the general death benefits provided to all employees of the company, the Deferred Compensation Plan provides its own death benefits in the event of the death, prior to retirement, of a participating employee.

    Executive Severance Agreement. The Company's officers and certain designated officers of the Company's subsidiaries are eligible to participate in the 2001 Executive Severance Plan ("Executive Severance Plan") which provides a minimum severance of 12 months base salary, or a month's base salary for each year of service, whichever is greater. Severance is not available to executives who are terminated for cause or who voluntarily terminate their employment. All the welfare benefits received by the officer during his employment are continued during the severance period. Following a change of control, the executives can resign for "good reason" and be eligible for the benefits available under the Executive Severance Plan. "Good reason" is defined as a reduction in duties and/or compensation, or being asked to relocate. Under a "good reason" resignation, executive vice presidents are eligible for a two year severance period. Participants in the Executive Severance Plan are selected by the Compensation Committee. At fiscal year end 2001 there were 17 participants in the plan.

    Roeder Employment Agreement. In early 1999, the Company and Mr. Roeder entered into an employment agreement (the "Roeder Employment Agreement") wherein Mr. Roeder agreed to serve as Chairman and Chief Executive Officer of the Company through December 31, 2001. In May 2001 the agreement was amended to extend the term of Mr. Roeder's employment through December 31, 2004, however, if the Company requests that Mr. Roeder continue to serve as Chairman and Chief Executive Officer of the Company in 2004, then his Employment Agreement will automatically extend until December 31, 2005. In that instance, Mr. Roeder will serve as the Company's Chairman but not as Chief Executive Officer during 2005. Upon the effective date of expiration, the Company will continue to pay Mr. Roeder's base salary for a period of 24 months in accordance with its normal payroll practices and shall also pay Mr. Roeder an amount equal to twice the average bonus paid to him for the three fiscal years ending with the date of expiration of the term and all benefits to which Mr. Roeder has a vested right, including retirement benefits and retiree medical insurance.

    Mr. Roeder's base salary is determined from time to time by the Board, but may not be less than $600,000 per year on an annualized basis. Once increased, the base salary may not be decreased. At present, his base salary is $700,000. The Roeder Employment Agreement provides that Mr. Roeder has the opportunity to earn an annual cash bonus and that the minimum target annual bonus opportunity will be at least 100% of his annual base salary, provided that the Company meets its financial targets. Mr. Roeder received a bonus of 80% of his annual base salary for the 2001 fiscal year, which was paid in 2002. Mr. Roeder also has the opportunity to earn long-term incentive awards and participate in all Company qualified retirement plans, group term life insurance, comprehensive health and major medical insurance, short and long-term disability and all other benefits and perquisites in which other executives and employees of the Company are eligible to participate, including Supplemental Executive Retirement Plan ("SERP") benefits in an amount not less than $125,000 per year, automobile allowance, retiree medical coverage and financial planning services, all as commensurate with Mr. Roeder's position. Mr. Roeder is entitled to certain tax "gross up" benefits relating to his bonus and restricted stock awards described below. Mr. Roeder is also entitled to a minimum of five weeks paid vacation per year.

    On September 27, 2001, Mr. Roeder received a grant of 300,000 options from the Equity Compensation Plan. These grants have a ten year term and vest as follows: 100,000 on September 27, 2003, 100,000 on September 27, 2004, and 100,000 on September 27, 2005. In fiscal 2000, Mr. Roeder received a grant of 20,000 shares of restricted stock under the Equity Compensation Plan. All of these shares vested in February 2001 in accordance with the Roeder Employment Agreement. Mr. Roeder voluntarily elected, pursuant to Section 83(b) of the Internal Revenue Code to be taxed on the fair market value of these shares on the date they were transferred to Mr. Roeder and, pursuant to the Roeder Employment Agreement, the Company contemporaneously provided Mr. Roeder with a loan in the principal amount of $61,951, evidenced by a promissory note bearing interest at 6.35%. The principal amount of the loan is equal to the amount of income and payroll taxes payable by Mr. Roeder on the compensation recognized as a result of the issue of shares of restricted stock and the
Section 83(b) election. The principal amount of the note will be paid in fiscal 2002. In fiscal 1999, Mr. Roeder also made a voluntary election pursuant to
Section 83(b) of the Internal Revenue Code with respect to a grant of 50,000 shares of restricted stock and, pursuant to the Roeder Employment Agreement, the Company contemporaneously provided Mr. Roeder with a loan in the principal amount of $273,149, evidenced by a promissory note bearing interest at 4.84%.

    In accordance with the Roeder Employment Agreement, Mr. Roeder has received bonuses of approximately $23,946 in fiscal 2001 and $20,756 in fiscal 2000 in recognition of interest due under these two loans and the net amount of personal tax gross-up on the bonus. Also in accordance with the Roeder Employment Agreement and following the scheduled maturity of these two loans, Mr. Roeder will receive in fiscal 2002 a bonus in the aggregate principal amount of the two loans and the net amount of personal tax gross-up on the bonus. In December 2000, Mr. Roeder received 4,421 shares of restricted stock as part of the Voluntary Exchange Program, for which Mr. Roeder surrendered approximately 15,000 stock options of approximately equal value. These shares have not vested. The Board also granted Mr. Roeder 50,000 options from the Equity Compensation Plan on February 15, 2000. These options have a ten year term and vest as follows: 16,667 shares vest on February 15, 2002; 16,667 shares vest on February 15, 2003; and the remaining 16,666 shares vest on February 15, 2004.
In the event of a

Change in Control, termination of the Roeder Employment Agreement due to his death or disability, a termination by the Company without cause or a termination with good reason, all outstanding options will immediately vest and remain exercisable for the two-year period following the date of termination but in no event beyond the expiration of the maximum ten year term. The Roeder Employment Agreement further provides that during its term Mr. Roeder will receive an annual grant of options in an amount at least equal to 1.5 times the number of options granted to any other executive officer of the Company. In addition, in June 1999 Mr. Roeder received a loan from the Company in the amount of $47,101, in connection with his purchase of stock in the Company's equity offering. The loan bears interest at 4.84%.

  In the event the Roeder Employment Agreement is terminated due to Mr. Roeder's retirement, death or disability, or the Company terminates his employment without cause, or Mr. Roeder terminates the Roeder Employment Agreement with "good reason," as defined below, Mr. Roeder is entitled to receive his base salary for the greater of (i) the number of months remaining in the employment term under the Roeder Employment Agreement, or (ii) 12 months (the "Severance Period"). Mr. Roeder would also receive a monthly amount equal to his annual bonus target for the last Company fiscal year completed prior to the date of termination divided by 12. In addition, Mr. Roeder would continue to receive payment for continuation of his and his spouse's medical insurance coverage through COBRA for a period equal to 18 months or until Mr. Roeder were to cease to be eligible for COBRA coverage or he becomes eligible to receive comparable coverage through another employer. Mr. Roeder would also receive additional service and compensation credit under the SERP until he reaches age 65, and continued payment of financial planning services through the Severance Period, plus all other amounts in which he is vested or otherwise entitled under the Company's retirement and employee benefit plans, including retiree medical insurance coverage as described above, at the time such amounts are normally payable. For purposes of the Roeder Employment Agreement, disability generally means Mr. Roeder's inability to perform his duties due to illness or mental infirmity for a period of more than 180 consecutive days. For purposes of the Roeder Employment Agreement, "good reason" is defined as a diminution in Mr. Roeder's title and authority, relocation of the Company's principal office without his consent, the failure of the Company to pay his salary or any other material breach by the Company, or the failure of Mr. Roeder to be elected to the Board or appointed as Chairman of the Board during the employment term.

  Upon the effective date of a termination due to a Change in Control, the Company shall continue to pay Mr. Roeder (i) any accrued obligations, (ii) a lump-sum payment equal to three times his base salary then in effect and (iii) a lump-sum cash payment equal to three times the greater of (x) the highest annual bonus paid by the Company in the prior three fiscal years, or (y) his annual bonus target for the fiscal year of termination. Mr. Roeder would also receive continuation of health and welfare benefits for three years (subject to termination if Mr. Roeder obtains employment that offers substantially similar benefits) as well as three additional years of service and compensation credit under the SERP. In the event any of the payments in connection with a Change in Control cause an excise tax to be imposed on Mr. Roeder under Section 4999 of the Code, the Company shall pay Mr. Roeder, in cash, an additional amount such that the net amount retained by Mr. Roeder after deduction for any excise tax and any income tax and excise tax upon tax payments made by the Company, shall be equal to the amount Mr. Roeder would have retained had no such excise tax been imposed. For purposes of the Roeder Employment Agreement, the term "Change in Control" has the same definition as in the Company's Executive Severance Plan.

  The Roeder Employment Agreement also contains Mr. Roeder's covenant not to compete with the Company during the term and for the longer of twelve months following the expiration of the Roeder Employment Agreement or any period during which the amounts are paid under the Roeder Employment Agreement, and a covenant, for a period of 12 months following the expiration of the Roeder Employment Agreement, not to attempt to induce other employees of the Company to terminate employment with the Company or to interfere in a similar manner with the business of the Company.

  Lynch Agreement. On May 23, 2001, Mr. Lynch retired as Executive Vice President and Chief Financial Officer of the Company and from all other executive positions with the Company and its subsidiaries. In connection with his retirement and effective at that date, the Company and Mr. Lynch entered into an agreement amending the previous employment agreement between the Company and Mr. Lynch whereby Mr. Lynch agreed to remain available to provide consulting services and not to compete with the Company for a period of approximately two years commencing June 1, 2001. The amendment further provides that Mr. Lynch will continue to receive salary payments for 24 months, which payments commenced on June 1, 2001, at an annual rate of $335,000, his last salary rate. The amendment also provides that he will receive non-compete payments and a consulting retainer totaling $13,500 per month for the 24 month period. For certain consulting services that Mr. Lynch provides at either the Company's offices or other locations designated by the Company, Mr. Lynch will receive an additional per diem consulting fee that is to be negotiated between the Company and Mr. Lynch, along with reimbursement of his incurred expenses. During the two year period that Mr. Lynch is consulting with the Company, he will continue to receive the other benefits that he received under his employment agreement, other than the performance-based bonus or accrued vacation time. Those benefits include the deferred compensation plan and the SERP and all other benefits afforded under the employment agreement, as amended, between Mr. Lynch and the Company. At the conclusion of the consulting agreement, Mr. Lynch will be fully vested in the SERP, all unvested stock options, restricted stock and any other equity benefits to which he was entitled upon the date of his retirement from the Company.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth information regarding the ownership of the Company's Common Stock as of March 29, 2002 by: (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company and its subsidiaries as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                                      Number of
                                                                                        Shares         Percent
                                                                                     Beneficially        of
                                       Name                                             Owned           Class
                                       ----                                             -----           -----
Casino Guichard-Perrachon S.A.(1).................................................      17,584,060       59.8%
Baron Capital Group, Inc.(2)......................................................       5,557,609       18.9%
Ross E. Roeder (4)................................................................         337,173        1.1%
Martin A. Lynch (4)...............................................................         180,646         *
Dennis L. Chiavelli (4)...........................................................         120,613         *
David J. McLaughlin (3)(4)........................................................          54,443         *
James S. Gold (4).................................................................          51,044         *
Donald G. Alvarado (4)............................................................          36,940         *
Timm F. Crull (4)(5)..............................................................          31,998         *
Thomas G. Plaskett (4)............................................................          27,432         *
Christian P. Couvreux 4)..........................................................          20,576         *
Pierre B. Bouchut (4).............................................................          20,432         *
Joel-Andre Ornstein (4)...........................................................          21,494         *
Antoine Guichard (4)..............................................................          20,516         *
Etienne Snollaerts (4)............................................................          18,911         *
Robert J. Schofield (4)...........................................................          15,584         *
Zeke Duge.........................................................................               0          0
All directors and executive officers as a group (20 persons)(4)...................       1,085,008        3.7%

_____________
*   Less than 1%.

(1) Casino France, as the owner of approximately 99% of the capital stock of Casino USA, may be deemed to beneficially own such shares. The address of Casino USA is 600 Citadel Drive, Commerce, California 90040, and the address of Casino France is 24, rue de la Montat, 42008 St.-Etienne Cedex 2, France. Rallye, a publicly traded French joint stock corporation, holds more than 50% of the voting interest in Casino France. Mr. Jean-Charles Naouri, through intermediary companies, indirectly controls more than 50% of the voting interest in Rallye. This note (1) is based on Amendment No. 5 to
    Schedule 13D ("Amendment No. 5") filed by Casino USA on May 25, 2000 and prior reports, and on information provided to the Company by Casino France.

(2) All information with respect to Baron Capital Group, Inc. ("BCG"), a holding company controlled by Ronald Baron, is based on Amendment No. 13 to Schedule 13D filed on August 8, 2000, by BCG and on information provided to the Company from Baron Capital Group, Inc. by a letter dated April 4, 2002. Mr. Baron has sole voting and dispositive power over 19,300 shares held by him personally (or approximately 0.06% of the outstanding shares) and shared voting and dispositive power over 5,557,609 shares (or 18.9% of the outstanding shares). Of the 5,557,609 shares, (a) 3,600,000 shares are held for the account of BAMCO, Inc. ("BAMCO"), a registered investment advisor controlled by Mr. Baron, and of this amount 2,560,000 are held for the account of Baron Asset Fund ("BAF"), a registered investment company advised by BAMCO, Inc., and (b) 1,938,309 shares are held for the accounts of investment advisory clients of Baron Capital Management, Inc. ("BCM"), a registered investment company controlled by Mr. Baron. The address for BCG, BAMCO, BAF and BCM is 767 Fifth Avenue, 24th Floor, New York, New York 10153.

(3) Includes shares held in profit sharing or IRA accounts for the benefit of the named individual or members of his immediate family.

(4) Includes shares which such persons have the right to acquire within 60 days pursuant to the exercise of outstanding stock options. These stock options include 251,667 options attributable to Mr. Roeder; 137,987 options attributable to Mr. Lynch; 69,994 options attributable to Mr. Chiavelli; 8,334 options attributable to Mr. Schofield; 22,227 options attributable to Mr. Alvarado; 36,334 options attributable to Mr. Gold; 31,334 options attributable to Mr. McLaughlin; 13,834 options each attributable to Messrs. Bouchut, Couvreux, Crull, Guichard, Plaskett and Snollaerts; and 16,334 options attributable to Mr. Ornstein. An additional 90,448 options will vest within 60 days for the remaining unnamed executive officers as a group. This amount also includes restricted shares that the directors and/or executive officers may have deferred under the Directors Deferred Compensation Plan or the Deferred Compensation Plan.

(5) Shares held in family trust.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Casino France, a publicly traded French joint stock limited liability company, is the principal stockholder of Casino USA. Casino France, acting through Casino USA, acquired the Company's then parent company in 1984. Groupe Casino is currently engaged in retail grocery, restaurant, food production and other businesses in parts of Europe, South America and Asia and, through the Company, the United States. As of December 30, 2001, Casino USA owned 56.8% of the Company's outstanding stock. Groupe Casino currently owns 59.8% of the Company's Common Stock. Since the Common Stock does not have cumulative voting rights, the holders of shares having more than 50% of the voting power may elect all of the directors of the Company, and the holders of the remaining shares would not be able to elect any directors.

  Casino France owns approximately 99% of the outstanding shares of Casino USA's capital stock. There is no agreement between Casino USA and any other party that would prevent Casino USA from acquiring additional shares of Common Stock or disposing of shares of Common Stock owned by it. The Company's Board currently includes Messrs. Bouchut, Couvreux, Guichard, Ornstein and Snollaerts who also serve as directors of Casino USA and/or who are affiliated with Groupe Casino. In October 2001, Mr. Delolmo was appointed as the Senior Vice President of Business Development for Smart & Final Stores in addition to his position as President and Chief Executive Officer of Casino USA. Since that time Mr. Delolmo has devoted substantially all of his efforts to Smart & Final Stores.

  The Company and Casino USA are parties to a 1991 intercompany agreement (the "Intercompany Agreement"). The Intercompany Agreement provides for the performance of various administrative services by the Company for Casino USA and by Casino USA for the Company. None of the parties are obligated to use such services. Intercompany services are provided at the cost of providing such services, including the estimated allocable costs of (i) management and other employees performing the services, (ii) computer time, (iii) allocable overhead and (iv) out-of-pocket expenses. Cost, for purposes of management and employees, is based on an estimated allocation of their time based on a study of the actual time spent in past periods. Any fees for such services cannot exceed $100,000 in any three-month period without the written consent of the user of such services. The Intercompany Agreement also provides that Casino USA will not, and will cause its affiliates that it controls or any corporation of which either holds more than 5% of the capital stock not to, engage in the Company's business. The initial term of the Intercompany Agreement was two years, and has been renewed from time to time as provided therein.

  Since 1986, the Company has performed a variety of services for Casino USA and its former subsidiary, including accounting, human resources and systems development work, the cost of which has been charged to the benefited affiliated company. These charges amounted to approximately $287,000 for fiscal 2001. It is anticipated that the Company will continue to provide these administrative services to its affiliates at its cost and that the levels of future services will not vary significantly from prior levels.

  The Company and Casino USA are also parties to a tax sharing arrangement covering income tax obligations in the State of California. Under this arrangement, the Company has made tax sharing payments to or received tax sharing benefits from Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items. The Company made tax sharing payments to Casino USA aggregating $2,381,000 in fiscal 2001.

  Etienne Snollaerts, a director of the Company since 1998 and a member of the Compensation Committee of the Company since May 2001, is an employee of Groupe Casino.

  James S. Gold, a director of the Company since 1994 and a member of the Compensation Committee since May 2001, is a Managing Director with Lazard Freres & Co., LLC, an investment banking firm. Lazard Freres has provided services to Groupe Casino and to the Company in the past and may, in the future provide such services.

  Effective November 30, 2001, the Company entered into a $175,000,000 secured revolving credit facility ("Credit Agreement") with a group of commercial bank lenders to replace a $129,000,000 credit facility that commenced in November 1998. The proceeds available under the Credit Agreement were used to pay off the outstanding balance of the 1998 credit facility and the Company's $16,000,000 note to Casino USA. Effective November 30, 2001, the Company additionally entered into an $87,100,000 operating lease agreement ("Lease Agreement"). Several financial institutions and Casino USA are all participants in the Lease Agreement. Casino USA's share of participation in the Lease Agreement is $16,100,000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 24, 2002.
                                 ---------------

                                                  Smart & Final Inc.

                                         By:  /s/ Richard N. Phegley
                                              ---------------------------
                                                  Richard N. Phegley
                                                  Senior Vice President and
                                                  Chief Financial Officer