Form 10-K/A
period 2001-12-30
SMART & FINAL INC/DE
filed 2002-06-05
CIK 875751

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                              --------------------

                                   FORM 10-K/A

                                 Amendment No. 2

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

Yes   X     No         .
    ------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 11, 2002, the aggregate market value of Common Stock held by
      --------------
nonaffiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $106,683,441 ("nonaffiliates"
                                                  ------------
excludes for this purpose executive officers, directors and the registrant's majority shareholder).

As of March 11, 2002, the registrant had outstanding 29,394,841 shares of Common
      --------------
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                               SMART & FINAL INC.

              INDEX TO ANNUAL REPORT ON FORM 10-K/A Amendment No. 2
                   For the Fiscal Year Ended December 30, 2001

Caption                                                                                    Page
-------                                                                                    ----

PART I

Item 1.   Business ......................................................................   3

Item 2.   Properties ....................................................................  12

Item 3.   Legal Proceedings .............................................................  13

Item 4.   Submission of Matters to a Vote of Security Holders ...........................  13


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .........  14

Item 6.   Selected Financial Data .......................................................  15

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ....................................................................  16

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ....................  23

Item 8.   Financial Statements and Supplementary Data ...................................  26

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure ....................................................................  59


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............  59

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

         The Company's business includes two operating segments, Stores and Foodservice. Management believes the operations of the Stores and Foodservice segments are complementary and that ownership of broadline foodservice distributors facilitates store expansion in new markets because it reduces product costs and distribution expenses inherent in new markets. Financial information about the Company's operating segments is incorporated herein by reference from Note 15 to the Consolidated Financial Statements included in this report.

Recent Developments

         On April 22, 2002 the Company announced it had identified certain accounting issues that would cause it to restate its financial statements. The Company is restating by means of this filing on Form 10-K/A Amendment No. 2 its audited financial statements for fiscal years 2001, 2000 and 1999 including the cumulative effect of prior-years restated results. The cumulative effect of the accounting adjustments on net income through fiscal 2001 was an aggregate reduction of $5.8 million. Of that amount, previously reported net income for 2001 and 2000 was reduced by $2.4 million and $1.5 million, respectively. Previously reported net income for 1999 was increased by $0.7 million and the cumulative effect on net income of prior-years restated results through 1998 was a reduction of $2.6 million. Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements included in this filing for further information concerning this restatement. The Company's previously issued financial statements for these periods should not be relied upon. The dollar amounts for the 1997 through 2001 periods presented in this Form 10-K/A reflect the aforementioned restatement adjustments, as applicable.

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

         The following table shows certain information regarding the Company's stores for the years indicated:

                                                    Fiscal       Fiscal       Fiscal       Fiscal       Fiscal
                                                      2001         2000         1999         1998         1997
                                                 ---------    ---------    ---------    ---------    ---------
   STORE COUNT:
     USA
     Beginning store count                             214          212          209          167          168
     Stores opened:
       New stores                                       11            2            3            5            4
       Relocations                                       2            1            -            3            7
       Acquired                                          -            -            -           39            -
     Stores relocated or closed                         (3)          (1)           -           (5)         (12)
                                                 ---------    ---------    ---------    ---------    ---------
     Ending store count                                224          214          212          209          167
                                                 ---------    ---------    ---------    ---------    ---------

     MEXICO
     Beginning store count                               7            6            6            5            5
     New stores opened                                   1            1            -            1            -
                                                 ---------    ---------    ---------    ---------    ---------
     Ending store count                                  8            7            6            6            5
                                                 ---------    ---------    ---------    ---------    ---------

     Total Ending Store Count                          232          221          218          215          172
                                                 =========    =========    =========    =========    =========

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

Item 3.   Legal Proceedings

         The Company has been named as defendant in a suit filed on September 13, 2001 in the Superior Court of the State of California for the County of Los Angeles. This suit, Sergio Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other Company store managers and assistant managers in California, alleging that the Company misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action seeks to be classified as a "class action" and seeks unspecified monetary damages. The Company is actively investigating the merits of this action and believes that (a) the merits of this action do not warrant class action status; (b) The Company has certain defenses to the claim; and (c) the ultimate determination of this action will not have a material adverse effect on the Company's results of operations or financial position.

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


         The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors, and there can be no assurance whether or when dividends will be paid in the future. The Company announced in a press release dated February 17, 1999, that, as part of a program to reduce debt levels and interest expense, dividends on its common stock have been suspended indefinitely. The suspension of dividends was effective following the payment of the fourth quarter 1998 dividend paid on January 29, 1999. Information concerning certain dividend restrictions under the Company's Credit Agreement and Lease Agreement is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA
              (in thousands, except per share and statistical data)

                                                                                        Fiscal Year (A)
                                                               ---------------------------------------------------------------------

                                                                   2001         2000          1999          1998 (C)      1997 (B)
                                                                (restated)   (restated)    (restated)      (restated)    (restated)
                                                               -----------  ----------- ----------------- ------------- ------------
Income Statement Data:
       Sales                                                   $ 1,946,723  $ 1,863,895  $  1,793,142     $ 1,661,629   $ 1,453,020
       Gross margin                                                274,598      257,511       235,342         207,080       192,241
       Income from operations                                       29,738       27,453        25,722           1,888        14,043
       Interest expense, net                                        12,500       13,368        17,997          13,304         8,117
       Income (loss) before provision for income taxes,
            minority share of net income, extraordinary item
            and cumulative effect of accounting change              17,238       14,085         7,725         (11,416)        5,926
       Net income (loss)                                            12,029        9,557         5,376          (8,224)        5,526
       Earnings (loss) per common share, assuming dilution            0.41         0.33          0.20           (0.36)         0.24
       Dividends per common share (D)                          $         -  $         -  $          -     $      0.20   $      0.20
       Weighted average diluted common shares outstanding           29,660       29,244        26,321 (E)      22,596        22,753

Financial Data (at fiscal year end):
       Cash and cash equivalents                               $    23,016  $    22,028  $     42,936     $    20,887   $    22,891
       Working capital (deficit)                                   122,134       27,062       133,614         (15,242)       65,775
       Total assets                                                631,124      580,351       580,976         580,127       484,631
       Long-term debt and capital leases, excluding
            current maturities                                     144,875       35,472       157,470          78,712        80,024
       Stockholders' equity                                        271,581      261,499       251,568 (E)     186,757       197,365

Other Operational Data (F):
       Comparable store sales growth                                   3.9%         5.5%          5.3%           (0.2)%         2.0%
       Stores at year end                                              232          221           218             215           172
       Total retail square footage at year end (thousands)           4,000        3,730         3,652           3,586         2,610
       Sales per selling square foot                           $       412  $       410  $        391     $       396   $       389
       Store customer transactions (thousands)                      40,252       38,493        37,289          33,048        33,538
       Employees at year end                                         5,800        5,640         5,308           5,447         5,205



The Company has restated its financial statements for fiscal years 1996 through 2001 to reflect the correction of various accounting issues. The cumulative effect of the accounting adjustments on net income through fiscal 2001 was an aggregate reduction of $5.8 million. Of that amount, previously reported net income for 2001 was reduced by $2.4 million, previously reported net income for 2000 was reduced by $1.5 million, previously reported net income for 1999 was increased by $0.7 million, previously reported net loss for 1998 was reduced by $0.4 million, previously reported net income for 1997 was reduced by $1.1 million and previously reported net income for 1996 was reduced by $1.9 million. Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements included in this report for further information concerning this restatement. The Company's previously issued financial statements for these periods should not be relied upon.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the "Selected Financial Data" and the financial statements and related notes thereto included elsewhere in this Form 10-K/A. The following table sets forth the consolidated restated statements of operations data. Percentages may not aggregate due to rounding.

                                                          52 Weeks              52 Weeks             52 Weeks
(Dollars in millions, except per share amounts)             2001                  2000                 1999
===================================================================================================================
Sales:
     Stores                                          $  1,542.9    79.3%   $  1,463.7   78.5%    $  1,382.0   77.1%
     Foodservice                                          403.8    20.7         400.2   21.5          411.1   22.9
     Sales, consolidated total                          1,946.7   100.0       1,863.9  100.0        1,793.1  100.0
-------------------------------------------------------------------------------------------------------------------
Cost of sales, buying and occupancy:
     Stores                                             1,297.8    84.1       1,240.1   84.7        1,182.7   85.6
     Foodservice                                          374.3    92.8         366.3   91.5          375.1   91.2
     Total cost of sales, buying and occupancy          1,672.1    85.9       1,606.4   86.2        1,557.8   86.9
===================================================================================================================
Gross margin                                              274.6    14.1         257.5   13.8          235.3   13.1
-------------------------------------------------------------------------------------------------------------------
Operating and administrative expenses                     244.9    12.6         230.0   12.3          209.6   11.7
-------------------------------------------------------------------------------------------------------------------
Income from operations                                     29.7     1.5          27.5    1.5           25.7    1.4
-------------------------------------------------------------------------------------------------------------------
Interest expense, net                                      12.5     0.6          13.4    0.7           18.0    1.0
-------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes
  and extraordinary item                                   17.2     0.9          14.1    0.8            7.7    0.4
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                  6.3     0.3           5.4    0.3            2.9    0.2
-------------------------------------------------------------------------------------------------------------------
Income from consolidated subsidiaries                      10.9     0.6           8.7    0.5            4.8    0.3
-------------------------------------------------------------------------------------------------------------------
Equity earnings in unconsolidated subsidiary                1.1     0.1           0.8      -            0.7      -
-------------------------------------------------------------------------------------------------------------------
Extraordinary loss on extinguishment of debt,
  net of tax effect                                           -       -             -      -            0.1      -
-------------------------------------------------------------------------------------------------------------------
Net income                                           $     12.0     0.6%   $      9.6    0.5%    $      5.4    0.3%
===================================================================================================================
Earnings per common share                            $     0.41            $     0.33            $     0.20
===================================================================================================================
Earnings per common share,
  assuming dilution                                  $     0.41            $     0.33            $     0.20
===================================================================================================================

================================================================================
Results of operations

         The Company's restated net income was $12.0 million, or $0.41 per diluted share, in 2001, compared with restated net income of $9.6 million, or $0.33 per diluted share, in 2000, and restated net income of $5.4 million, or $0.20 per diluted share, in 1999. The following table sets forth restated pre-tax income or loss, in millions, for each of the Company's various reportable segments:

                                                              2001              2000             1999
                                                          -------------    -------------   -------------
         Stores                                           $        41.3    $      37.3     $        32.6
         Foodservice                                              (14.6)          (8.2)             (7.1)
                                                          -------------    -----------     -------------
           Segment totals                                          26.7           29.1              25.5
         Interest and other corporate expenses                     (9.5)         (15.0)            (17.8)
                                                          -------------    -----------     -------------
           Consolidated pre-tax income                    $        17.2    $      14.1     $         7.7
                                                          =============    ===========     =============

         The basis for allocating distribution expense to Stores was changed in 2001. If the new allocation method had been used in fiscal years 2000 and 1999, Foodservice pre-tax loss and Stores pre-tax income would have been approximately $2.6 million and $3.2 million greater in 2000 and 1999, respectively.

Restatement of Financial Statements

         On April 22, 2002 the Company announced it had identified certain accounting issues at its Stockton, California broadline foodservice subsidiary impacting prior-years previously reported operating results that would cause it to restate its financial statements. The Company's investigation of these matters has resulted in the Company restating by means of this filing on Form 10-K/A Amendment No. 2 its audited financial statements for fiscal years 2001, 2000 and 1999 including the cumulative effect of prior-years restated results. The Company's previously issued financial statements for these periods should not be relied upon. For restated unaudited quarterly financial data for 2001 and 2000, see Item 8, Financial Statements and Supplementary Data - Summary of Quarterly Results of Operations.

         The cumulative effect of the accounting adjustments on net income through fiscal 2001 was an aggregate reduction of $5.8 million. Of that amount, previously reported net income for 2001 and 2000 was reduced by $2.4 million and $1.5 million, respectively. Previously reported net income for 1999 was increased by $0.7 million, and the cumulative effect on net income of prior-years restated results through 1998 was a reduction of $2.6 million. Restated net income and diluted earnings per share for 2001 are $12.0 million and $0.41, respectively, as compared to $14.4 million and $0.49 previously reported. Restated net income and diluted earnings per share for 2000 are $9.6 million and $0.33, respectively, as compared to $11.0 million and $0.38 previously reported. Restated net income and diluted earnings per share for 1999 are $5.4 million and $0.20, respectively, as compared to $4.7 million and $0.18 previously reported.

         In its investigation and review of the accounting issues in the Company's northern California foodservice subsidiary, the Company identified various accounting errors which resulted primarily from the failure of the principal accounting staff at this subsidiary to properly reconcile its accounting records to supporting detail and their failure to appropriately account for marketing and vendor rebate programs, inventory transactions and intercompany transactions. The cumulative effect of these accounting errors on net income through fiscal 2001 was an aggregate reduction of $4.4 million. In addition, in conjunction with the review of previously reported financial statements, the Company adjusted its accounting for certain marketing programs which resulted in a restatement to previously recorded marketing program income recognition. The cumulative effect of these adjustments on net income through fiscal 2001 was an aggregate reduction of $1.4 million.

         The cumulative effect of the accounting adjustments on net income through fiscal 2001 was an aggregate reduction of $5.8 million of which $4.6 million resulted from a net increase in previously reported cost of sales and $1.2 million resulted from a net increase in operating and administrative expenses. The increase in previously reported cost of sales was primarily related to inventory adjustments and marketing and vendor program revenue recognition adjustments. The increase in previously reported operating and administrative expenses was primarily related to adjustments for intercompany transactions and payroll and benefits accruals.

         In addition to the restatement of net income, and the related Consolidated Statements of Income, the correction of many of these accounting issues also required adjustment to previously reported Consolidated Balance Sheets. Please refer to Note 2 to the Consolidated Financial Statements for a schedule reconciling the restatement-related adjustments to previously reported income statement data for 2001, 2000 and 1999 and to previously reported balance sheet data for 2001 and 2000. In addition please refer to Item 6, Selected Financial Data.

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

         The Company experienced strong sales growth in both Stores and Foodservice segments in the first quarter of 2001 compared to a weaker first quarter of 2000. Second quarter sales growth continued to be strong despite decreases at Smart & Final Foodservice. Third and fourth quarters sales growth remained strong in the Stores segment but the events of September 11, 2001 adversely impacted sales growth in the Foodservice segment. Earnings improved in fiscal 2001 as compared to prior year, primarily due to strong sales growth and improved margins at Stores and reduced interest expense. Stores restated pre-tax income for 2001 increased by $4.0 million or 10.8% as compared to fiscal year 2000. Foodservice experienced a $14.6 million pre-tax loss for 2001. The Company believes that substantial operational progress has been made in the restructuring of its Foodservice operations during fiscal years 2000 and 2001, and that the key operational measures of efficiency and order fulfillment reflect these efforts. The Company believes that additional operational progress will continue during fiscal year 2002; however, there can be no assurance that the Foodservice operations will reach breakeven in fiscal year 2002.

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

         Quarterly restated earnings per common share, assuming dilution:

                                First           Second             Third            Fourth           Year
                           ------------      -------------    --------------    ------------     -------------
            2001           $     0.02        $      0.12      $       0.13      $     0.13       $      0.41
            2000                 0.02               0.11              0.14            0.06              0.33
            1999                (0.02)              0.06              0.08            0.08              0.20


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

Gross margin. As a percentage of sales, gross margin was 14.1% in 2001, 13.8% in 2000 and 13.1% in 1999.

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

Operating and administrative expenses. Operating and administrative expenses were 12.6% of sales in 2001, 12.3% in 2000, and 11.7% in 1999.

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

Liquidity and capital resources

         Historically, the Company's primary source of liquidity has been cash flows from operations. Additionally, the Company has availability under bank credit facilities. In 2001, net cash provided by operating activities was $33.0 million as compared to $41.9 million in 2000. The decrease in cash provided by operating activities generally reflects the timing of receipts and disbursements. Increases in trade notes and accounts receivable, inventories and prepaid expenses and other current assets as well as a decrease in accrued salaries and wages were partially offset by increases in accounts payable and other accrued liabilities. Capital expenditures for 2001 totaled $45.0 million, which consisted of $37.6 million in support of the Stores segment and $7.4 million in support of the Foodservice segment. The aggregate amount that will be required for the Company's stores expansion program and other capital expenditures in 2002 is estimated to be approximately $41.9 million. This consists of $38.9 million in support of the Stores segment and $3.0 million in support of the Foodservice segment.

         Effective November 30, 2001, the Company entered into a $175.0 million three-year senior secured revolving credit facility ("Credit Agreement") with a syndicate of banks. The Credit Agreement replaced the $104.5 million revolving loan outstanding under the Senior Secured Credit Facilities that commenced in November 1998 ("1998 Credit Facilities") and a $16.0 million note from Casino USA, Inc. (the "Parent" or "Casino USA"), which owned 56.8 percent of the Company's common stock at fiscal year end 2001. At the Company's option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement is subject to a formula based on the value of eligible accounts receivable and inventory. As of December 30, 2001, $127.0 million of revolving loan and $3.0 million of letter of credit were outstanding and the remaining availability based on the formula was $35.0 million. Interest for the Credit Agreement is at Eurodollar LIBOR or the Administrative Agent's reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging between 0.30% to 0.50%. The Credit Agreement expires on November 30, 2004. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed.

         As of December 30, 2001, the six-month Eurodollar LIBOR rate was 1.98%.

         Effective November 30, 2001, the Company entered into a five-year operating lease agreement ("Lease Agreement") with a national banking association. There are several banks and financing institutions as well as Casino USA that are participants in this transaction. Casino USA's share of participation is $16.1 million. The Lease Agreement, with a value of $87.1 million and at the interest rate of 9.07%, covers 18 leased properties. The Lease Agreement replaced the Secured Lease Facility under the 1998 Credit Facilities. The Lease Agreement provides for the financing of three distribution facilities, located in Commerce, California for dry goods distribution to Stores; Stockton, California for Smart & Final Foodservice distribution and Stores; and Miami, Florida for Florida Foodservice distribution and Stores; and 15 store locations. At the end of the term, the Lease Agreement provides that the Company must elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, the Company is obligated to pay the difference of the aggregate sales price and $69.2 million. The aggregate minimum future lease payments including the final obligation of $69.2 million under the Lease Agreement, along with other lease obligations of the Company, are included in the total contractual obligations in the table below and under Note 6 to the Consolidated Financial Statements included in this report.

         Both the Credit Agreement and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid, additional debt and capital expenditures and require the Company to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require the Company to maintain a public debt rating nor do they require the Company to maintain a certain liquidity level. As a result of the restatement of the Company's financial statements and the related impact on the Company's compliance with the financial and non-financial covenants contained in the two agreements, the Company believed it was appropriate to obtain waivers of certain possible breaches or failures to comply with the covenants included in the Credit Agreement and Lease Agreement. The Company obtained such waivers.

         The Company had cash and cash equivalents of $23.0 million, stockholders' equity of $271.6 million and debt, excluding capital leases, of $137.0 million at the end of fiscal year 2001. The debt consists of $127.0 million outstanding under the Credit Agreement and a $10.0 million five-year unsecured note issued to United Grocers, Inc. as a result of the Company's acquisition of its Cash & Carry stores. The weighted average interest rate, including all associated fees, on the Company's variable rate debt for 2001 was 9.50%.

         The Company's future contractual obligations include (dollars in thousands):

                               Less Than
                               One Year       2003         2004      2005        2006      Thereafter    Total
                               ---------   ---------  -----------  ---------   ---------   ----------  ----------
Long-term debt                 $    5,035  $   5,004  $   127,000  $      --   $      --   $       --  $  137,039
Capital lease obligations           4,307      4,046        3,646      3,405       1,423        3,408      20,235
Operating leases                   38,693     37,664       34,635     31,759      98,335      153,042     394,128
Other long-term obligations         1,955      1,455          362         --          --           --       3,772
                               ----------  ---------  -----------  ---------   ---------   ----------  ----------
Total contractual obligations  $   49,990  $  48,169  $   165,643  $  35,164   $  99,758   $  156,450   $ 555,174
                               ==========  =========  ===========  =========   =========   ==========  ==========

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

         Interest rate risk is managed through the use of interest rate collar agreements to limit the effect of interest rate fluctuations on principal amounts of an aggregate of $100 million in floating rate debt. These agreements are entered into with major financial institutions thereby minimizing risk of credit loss. See Note 4 to the Consolidated Financial Statements included in this report for a more complete description of the Company's interest rate collars.

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

Forward-Looking and Cautionary Statements

         When used in this report, the words "believe," "expect," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause the Company's results of operations to be materially and adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) loss of customers or sales weakness; (iii) inability to achieve projected future sales levels or other operating results; (iv) interruption and/or inability to obtain adequate supplies of foodservice and other products;
(v) operational inefficiencies in distribution or other Company systems; (vi) unexpected increases in fuel or other transportation-related costs; (vii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (viii) the unavailability of funds for capital expenditures; (ix) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreement; (x) continued downturn in tourism and travel industries; (xi) deterioration in national or regional economic conditions; and (xii) costs and uncertainties associated with known or potential legal actions. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn materially affect the Company's financial position and results of operations. On April 22, 2002 the Company announced it had identified certain accounting issues that would cause it to restate its financial statements. The Company is restating by means of this filing on Form 10-K/A Amendment No. 2 its audited financial statements for fiscal years 2001, 2002 and 1999 including the cumulative effect of prior-years restated results. While no claims have been made to date, it is possible that claims may be brought by shareholders against the Company in connection with the accounting adjustments; costs related to the claims, including defense costs, could have an adverse effect on the Company's financial position and results of operations.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this section:

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                      27

Consolidated Balance Sheets                                                   28

Consolidated Statements of Income                                             29

Consolidated Statements of Stockholders' Equity                               30

Consolidated Statements of Cash Flows                                         31

Notes to Consolidated Financial Statements                                    32

Supplementary Data - Summary of Quarterly Results of Operations               57

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smart & Final Inc.:


We have audited the accompanying consolidated balance sheets of Smart & Final Inc. (a Delaware corporation and a 56.8 percent owned subsidiary of Casino USA, Inc.) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2001 as restated (see Note 2 to the Consolidated Financial Statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
June 4, 2002

                               SMART & FINAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands, except share amounts)

                                                                                            December 30,      December 31,
                                                                                               2001              2000
ASSETS                                                                                      (restated)        (restated)
------                                                                                    --------------    --------------
Current assets:
     Cash and cash equivalents                                                            $       23,016    $       22,028
     Trade notes and accounts receivable, less allowance for
       doubtful accounts of $3,817 in 2001 and $3,182 in 2000                                     78,744            66,212
     Inventories                                                                                 175,302           170,212
     Prepaid expenses and other current assets                                                     7,303             6,426
     Deferred tax asset                                                                           16,145            12,853
                                                                                          --------------    --------------
           Total current assets                                                                  300,510           277,731
Property, plant and equipment:
     Land                                                                                         36,329            36,338
     Buildings and improvements                                                                   30,209            29,028
     Leasehold improvements                                                                      123,742           104,646
     Fixtures and equipment                                                                      196,461           182,678
                                                                                          --------------    --------------
                                                                                                 386,741           352,690
     Less - Accumulated depreciation and amortization                                            168,514           146,826
                                                                                          --------------    --------------
           Net property, plant and equipment                                                     218,227           205,864

Assets under capital leases, net of accumulated
  amortization of $9,196 in 2001 and $8,098 in 2000                                               12,038             6,877
Goodwill, net of accumulated amortization of  $6,767 in 2001 and $5,247 in 2000                   52,432            53,952
Deferred tax asset                                                                                 7,110             6,051
Other assets                                                                                      40,807            29,876
                                                                                          --------------    --------------
               Total assets                                                               $      631,124    $      580,351
                                                                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital leases                              $        8,096    $       91,209
     Accounts payable                                                                            104,615           103,514
     Accrued salaries and wages                                                                   14,383            15,538
     Other accrued liabilities                                                                    51,282            40,408
                                                                                          --------------    --------------
           Total current liabilities                                                             178,376           250,669
Long-term liabilities:
     Notes payable, net of current maturities                                                      5,004            10,117
     Notes payable to Parent                                                                           -            15,965
     Bank debt                                                                                   127,000                 -
     Obligations under capital leases                                                             12,871             9,390
     Other long-term liabilities                                                                  15,349            12,632
     Workers' compensation reserve, postretirement and postemployment benefits                    20,943            20,079
                                                                                          --------------    --------------
           Total long-term liabilities                                                           181,167            68,183

Commitments and Contingencies                                                                          -                 -

Stockholders' equity:
     Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)                    -                 -
     Common stock, $0.01 par value (authorized 100,000,000 shares;
       29,393,449 shares issued and outstanding in 2001 and 29,203,114 in 2000)                      294               292
     Additional paid-in capital                                                                  206,874           204,898
     Notes receivable for common stock                                                              (100)             (100)
     Accumulated other comprehensive loss                                                         (4,840)             (915)
     Retained earnings                                                                            69,353            57,324
                                                                                          --------------    --------------
           Total stockholders' equity                                                            271,581           261,499
                                                                                          --------------    --------------
               Total liabilities and stockholders' equity                                 $      631,124    $      580,351
                                                                                          ==============    ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)

                                                                                                   Fiscal Year
                                                                              -----------------------------------------------------
                                                                                   2001                2000              1999
                                                                                (restated)          (restated)        (restated)
                                                                              ---------------    ----------------   ---------------
   Sales                                                                      $     1,946,723    $      1,863,895   $     1,793,142
   Cost of sales, buying and occupancy                                              1,672,125           1,606,384         1,557,800
                                                                              ---------------    ----------------   ---------------

   Gross margin                                                                       274,598             257,511           235,342
   Operating and administrative expenses                                              244,860             230,058           209,620
                                                                              ---------------    ----------------   ---------------

          Income from operations                                                       29,738              27,453            25,722

   Interest expense, net                                                               12,500              13,368            17,997
                                                                              ---------------    ----------------   ---------------

   Income before provision for income taxes and extraordinary item                     17,238              14,085             7,725
   Provision for income taxes                                                           6,335               5,361             2,931
                                                                              ---------------    ----------------   ---------------
         Income from consolidated subsidiaries                                         10,903               8,724             4,794
   Equity earnings in unconsolidated subsidiary                                         1,126                 833               748
                                                                              ---------------    ----------------   ---------------
         Income before extraordinary item                                              12,029               9,557             5,542

   Extraordinary loss on extinguishment of debt, net of tax effect of $147                  -                   -               166
                                                                              ---------------    ----------------   ---------------

         Net income                                                           $        12,029    $          9,557   $         5,376
                                                                              ===============    ================   ===============

   Earnings per common share:
      Earnings per common share before extraordinary item                     $          0.41    $           0.33   $          0.21
      Extraordinary loss on extinguishment of debt per common share                         -                   -             (0.01)
                                                                              ---------------    ----------------   ---------------
      Earnings per common share                                               $          0.41    $           0.33   $          0.20
                                                                              ===============    ================   ===============

   Weighted average common shares                                                  29,331,991          29,191,420        26,282,704
                                                                              ===============    ================   ===============

   Earnings per common share, assuming dilution:
      Earnings per common share, assuming dilution, before extraordinary
       item                                                                   $          0.41    $           0.33   $          0.21
      Extraordinary loss on extinguishment of debt per common share                         -                   -             (0.01)
                                                                              ---------------    ----------------   ---------------
      Earnings per common share, assuming dilution                            $          0.41    $           0.33   $          0.20
                                                                              ===============    ================   ===============

   Weighted average common shares and common share equivalents                     29,660,311          29,244,451        26,321,476
                                                                              ===============    ================   ===============


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


                                                 Common Stock                                 Accumulated
                                           ----------------------   Additional     Notes         Other                    Total
                                           Number of                  Paid-in    Receivable  Comprehensive  Retained   Stockholders'
                                             Shares       Amount      Capital    for Stock       Loss        Earnings     Equity
                                                                                                           (restated)   (restated)
                                           ----------   ---------   ----------   ----------  ------------- ----------  -------------
Balance, fiscal year end 1998              22,527,179   $     225   $  144,987   $       -    $    (835)   $   42,380   $  186,757
Issuance of common stock                    6,609,816          66       58,925           -            -             -       58,991
Notes receivable for stock subscription             -           -            -        (100)           -             -         (100)
Restricted stock accrual                            -           -          538           -            -             -          538
Dividend (for restricted stock canceled)            -           -            -           -            -             6            6
Net income                                          -           -            -           -            -         5,376        5,376
                                           ----------   ---------   ----------   ---------    ---------    ----------   ----------

Balance, fiscal year end 1999              29,136,995         291      204,450        (100)        (835)       47,762      251,568
Issuance of common stock                       66,119           1           75           -            -             -           76
Restricted stock accrual                            -           -          373           -            -             -          373
Dividend (for restricted stock canceled)            -           -            -           -            -             5            5
Comprehensive income (loss):
  Net income                                        -           -            -           -            -         9,557        9,557
  Other comprehensive loss:
     Foreign currency translation loss              -           -            -           -          (80)            -          (80)
                                           ----------   ---------   ----------   ---------    ---------    ----------   ----------
  Other comprehensive loss                          -           -            -           -          (80)            -          (80)
                                           ----------   ---------   ----------   ---------    ---------    ----------   ----------
Comprehensive income (loss)                         -           -            -           -          (80)        9,557        9,477
                                           ----------   ---------   ----------   ---------    ---------    ----------   ----------

Balance, fiscal year end 2000              29,203,114         292      204,898        (100)        (915)       57,324      261,499
Issuance of common stock                      190,335           2          925           -            -             -          927
Restricted stock accrual                            -           -        1,009           -            -             -        1,009
Tax benefit associated with options
  exercised                                         -           -           42           -            -             -           42
Comprehensive income (loss):
  Net income                                        -           -            -           -            -        12,029       12,029
  Other comprehensive loss:
     Cumulative effect of accounting
      change, net of tax of $175                    -           -            -           -         (305)            -         (305)
     Net loss on derivative instruments,
      net of tax of $1,454                          -           -            -           -       (2,139)            -       (2,139)
     Foreign currency translation loss              -           -            -           -         (166)            -         (166)
     Minimum pension liability,
      net of tax of $877                            -           -            -           -       (1,315)            -       (1,315)
                                           ----------   ---------   ----------   ---------    ---------    ----------   ----------
  Other comprehensive loss                          -           -            -           -       (3,925)            -       (3,925)
                                           ----------   ---------   ----------   ---------    ---------    ----------   ----------
Comprehensive income (loss)                         -           -            -           -       (3,925)       12,029        8,104
                                           ----------   ---------   ----------   ---------    ---------    ----------   ----------
Balance, fiscal year end 2001              29,393,449   $     294   $  206,874   $    (100)   $  (4,840)   $   69,353   $  271,581
                                           ==========   =========   ==========   =========    =========    ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                                           Fiscal Year
                                                                        ------------------------------------------------
                                                                             2001             2000             1999
                                                                          (restated)       (restated)       (restated)
                                                                        --------------    -------------    -------------
Cash Flows From Operating Activities:
    Net income                                                              $   12,029        $   9,557        $   5,376
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Gain (loss) on disposal of property, plant and equipment                 (1,420)              64             (608)
       Depreciation and amortization                                            34,125           32,883           31,326
       Deferred tax provision (benefit)                                         (4,351)          (2,189)           1,343
       Amortization of deferred financing costs                                  1,640            1,784            1,869
       Extraordinary loss on extinguishment of debt, net of taxes                    -                -              166
       Equity earnings in unconsolidated subsidiary                             (1,126)            (833)            (748)
       Decrease (increase) in:
          Trade notes and accounts receivable                                  (12,532)          (5,894)           5,961
          Inventories                                                           (5,090)         (15,694)           3,160
          Prepaid expenses and other current assets                             (4,034)           1,409            8,796
       Increase (decrease) in:
          Accounts payable                                                       3,774            6,380           (4,749)
          Accrued salaries and wages                                            (1,155)           2,411            2,547
          Other accrued liabilities                                             11,101           11,986               54
                                                                        --------------    -------------    -------------
       Net cash provided by operating activities                                32,961           41,864           54,493
                                                                        --------------    -------------    -------------

Cash Flows From Investing Activities:
    Acquisition of property, plant and equipment                               (45,034)         (23,942)         (26,169)
    Proceeds from disposal of property, plant and equipment                      2,857              549            3,142
    Other                                                                       (4,602)          (4,662)          (4,310)
                                                                        --------------    -------------    -------------
       Net cash used in investing activities                                   (46,779)         (28,055)         (27,337)
                                                                        --------------    -------------    -------------

Cash Flows From Financing Activities:
    Proceeds from issuance of common stock, net of costs                         1,008                -           20,163
    Payments on bank line of credit                                           (117,500)         (30,500)         (36,000)
    Borrowings on bank line of credit                                          157,500                -           20,000
    Payment on note payable to Parent                                          (15,965)               -                -
    Payments on notes payable                                                   (4,393)          (4,217)          (6,462)
    Change in payable to Parent and affiliates                                       -                -           (1,681)
    Quarterly dividend paid                                                          -                -           (1,127)
    Fees paid in connection with debt restructure                               (5,844)               -                -
                                                                        --------------    -------------    -------------
       Net cash provided by (used in) financing activities                      14,806          (34,717)          (5,107)
                                                                        --------------    -------------    -------------

Increase (decrease) in cash and cash equivalents                                   988          (20,908)          22,049
Cash and cash equivalents at beginning of  year                                 22,028           42,936           20,887
                                                                        --------------    -------------    -------------
Cash and cash equivalents at end of year                                    $   23,016        $  22,028        $  42,936
                                                                        ==============    =============    =============

Noncash Investing and Financing Activities:
    Equipment acquired as capital lease                                     $    6,648        $       -        $   4,891
    Note received in connection with fixed assets retired                          562                -            1,145
    Notes to affiliates extinguished for common stock issued                         -                -           39,423
    Construction in progress costs incurred but not paid                         3,294            5,967              397
                                                                        --------------    -------------    -------------
       Total noncash transactions                                           $   10,504        $   5,967        $  45,856
                                                                        ==============    =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies

Basis of presentation

         Smart & Final Inc. (the "Company") is a Delaware corporation and at fiscal year end 2001 was a 56.8 percent owned subsidiary of Casino USA, Inc. (the "Parent" or "Casino USA"), a California corporation. Casino Guichard-Perrachon, S.A. ("Casino France"), a publicly traded French joint stock limited liability company, is the principal shareholder of the Parent. Collectively, Casino France and its subsidiaries currently own approximately
59.8 percent of the Company's common stock. The Company's principal subsidiary is Smart & Final Stores Corporation, a California corporation; the Company also operates a Cash & Carry division (collectively, "Smart & Final Stores"). The Company owns American Foodservice Distributors ("American Foodservice"), a holding company, which owns 100% of Port Stockton Food Distributors, Inc. ("Port Stockton"), a California corporation, and 100% of Henry Lee Company ("Henry Lee"), a Florida company, and two operating divisions in Florida, Orlando Foodservice and Southern Foods. Henry Lee, Orlando Foodservice and Southern Foods are collectively referred to as "Florida Foodservice". The Company is engaged in the business of distributing food and related non-food items through wholesale outlets under the trade names "Smart & Final" and "United Grocers Cash & Carry" ("Cash & Carry") and by delivery, under the trade names "Smart & Final Foodservice Distributors", formerly "Port Stockton", and "Henry Lee." The Company also owns 100% of Smart & Final de Mexico S.A. de C.V. ("Smart & Final Mexico"), a Mexican holding company through which the Company owns 50% of a joint venture, Smart & Final del Noroeste S.A. de C.V. ("SFDN"), in Mexico.

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

         Other assets include financing issuance costs, net of amortization, of $5,665,000 and $1,460,000 at year end 2001 and 2000, respectively relating to fees paid in connection with the debt restructuring of the Company's revolving facility and lease facility (see Note 5 "Long Term Debt" and Note 6 "Lease Obligations"). These costs are being amortized over the term of the related obligations.

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

Stock options

         In 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation", which encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the disclosure only alternative, and has disclosed the pro forma net income per share amounts in the notes to the consolidated financial statements using the fair-value method (See
Note 13 "Stock Compensation Plans").

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

         SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company has adopted SFAS No. 142 with respect to existing goodwill and other intangible assets effective December 31, 2001, the first day of its fiscal year 2002. In accordance with SFAS No. 142, the Company will perform a transitional impairment test on its existing goodwill and other intangible assets and expects to complete the aforementioned test by the second quarter of 2002. The Company is currently evaluating the impact of the new accounting standard and while the ultimate impact of the new accounting standard has yet to be determined, goodwill amortization expense for the fiscal years 2001, 2000 and 1999 was $1,520,000, $1,573,000 and $1,590,000, respectively.

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

2.       Restatement of Financial Statements

         On April 22, 2002 the Company announced it had identified certain accounting issues at its Stockton, California broadline foodservice subsidiary impacting prior-years previously reported operating results that would cause it to restate its financial statements. The Company's investigation of these matters has resulted in the Company restating its audited financial statements for fiscal years 2001, 2000 and 1999 including the cumulative effect of prior-years restated results. The Company's previously issued financial statements for these periods should not be relied upon.

         The cumulative effect of the accounting adjustments on net income through fiscal 2001 was an aggregate reduction of $5.8 million. Of that amount, previously reported net income for 2001 and 2000 was reduced by $2.4 million and $1.5 million, respectively. Previously reported net income for 1999 was increased by $0.7 million, and the cumulative effect on net income of prior-years restated results through 1998 was a reduction of $2.6 million. Restated net income and diluted earnings per share for 2001 are $12.0 million and $0.41, respectively, as compared to $14.4 million and $0.49 previously reported. Restated net income and diluted earnings per share for 2000 are $9.6 million and $0.33, respectively, as compared to $11.0 million and $0.38 previously reported. Restated net income and diluted earnings per share for 1999 are $5.4 million and $0.20, respectively, as compared to $4.7 million and $0.18 previously reported.

         In its investigation and review of the accounting issues in the Company's northern California foodservice subsidiary, the Company identified various accounting errors which resulted primarily from the failure of the principal accounting staff at this subsidiary to properly reconcile its accounting records to supporting detail and their failure to appropriately account for marketing and vendor rebate programs, inventory transactions and intercompany transactions. In addition in conjunction with the review of previously reported financial statements, the Company adjusted its accounting for certain marketing programs which resulted in a restatement to previously recorded marketing program income recognition.

         The cumulative effect of the accounting adjustments on net income through fiscal 2001 was an aggregate reduction of $5.8 million of which $4.6 million resulted from a net increase in previously reported cost of sales and $1.2 million resulted from a net increase in operating and administrative expenses. The increase in previously reported cost of sales was primarily related to inventory adjustments and marketing and vendor program revenue recognition adjustments. The increase in previously reported operating and administrative expenses was primarily related to adjustments for intercompany transactions and payroll and benefits accruals.

         The following statements of income reconcile previously reported and restated financial information for fiscal years 2001, 2000 and 1999, amounts in thousands.


                                                                         Fiscal Year 2001
                                                          ---------------------------------------------
                                                           As reported      Adjustments      Restated
                                                          -------------   --------------  -------------
Sales                                                     $  1,946,723    $          -    $   1,946,723
Cost of sales, buying and occupancy                          1,668,191           3,934        1,672,125
                                                          ------------    ------------    -------------
Gross margin                                                   278,532          (3,934)         274,598
Operating and administrative expenses                          244,732             128          244,860
                                                          ------------    ------------    -------------
     Income from operations                                     33,800          (4,062)          29,738
Interest expense, net                                           12,500               -           12,500
                                                          ------------    ------------    -------------
     Income before provision for income taxes                   21,300          (4,062)          17,238
Provision for income taxes                                       8,001          (1,666)           6,335
                                                          ------------    ------------    -------------
     Income from consolidated subsidiaries                      13,299          (2,396)          10,903
Equity earnings in unconsolidated subsidiary                     1,126               -            1,126
                                                          ------------    ------------    -------------
     Net income                                           $     14,425    $     (2,396)   $      12,029
                                                          ============    ============    =============
                                                                         Fiscal Year 2000
                                                          ---------------------------------------------
                                                           As reported      Adjustments     Restated
                                                          ------------    --------------  -------------
Sales                                                     $  1,863,895    $          -    $   1,863,895
Cost of sales, buying and occupancy                          1,605,812             572        1,606,384
                                                          ------------    ------------    -------------
Gross margin                                                   258,083            (572)         257,511
Operating and administrative expenses                          228,109           1,949          230,058
                                                          ------------    ------------    -------------
     Income from operations                                     29,974          (2,521)          27,453
Interest expense, net                                           13,368               -           13,368
                                                          ------------    ------------    -------------
     Income before provision for income taxes                   16,606          (2,521)          14,085
Provision for income taxes                                       6,395          (1,034)           5,361
                                                          ------------    ------------    -------------
     Income from consolidated subsidiaries                      10,211          (1,487)           8,724
Equity earnings in unconsolidated subsidiary                       833               -              833
                                                          ------------    ------------    -------------
     Net income                                           $     11,044    $     (1,487)   $       9,557
                                                          ============    ============    =============

                                                                              Fiscal Year 1999
                                                          ---------------------------------------------------------
                                                             As reported         Adjustments          Restated
                                                          -----------------  ------------------  ------------------
Sales                                                     $       1,793,142  $               -   $        1,793,142
Cost of sales, buying and occupancy                               1,558,782               (982)           1,557,800
                                                          -----------------  ------------------- ------------------
Gross margin                                                        234,360                982              235,342
Operating and administrative expenses                               209,740               (120)             209,620
                                                          -----------------  ------------------  ------------------
     Income from operations                                          24,620              1,102               25,722
Interest expense, net                                                17,997                  -               17,997
                                                          -----------------  ------------------  ------------------
     Income before provision for income taxes
        and extraordinary item                                        6,623              1,102                7,725
Provision for income taxes                                            2,479                452                2,931
                                                          -----------------  ------------------  ------------------
     Income from consolidated subsidiaries                            4,144                650                4,794
Equity earnings in unconsolidated subsidiary                            748                  -                  748
                                                          -----------------  ------------------  ------------------
     Income before extraordinary item                                 4,892                650                5,542
Extraordinary loss on extinguishment of debt,
  net of tax effect of $147                                             166                  -                  166
                                                          -----------------  ------------------  ------------------
     Net income                                           $           4,726  $             650   $            5,376
                                                          =================  ==================  ==================


        The following condensed balance sheets reconcile previously reported and restated financial information for the 2001 fiscal year ended December 30, 2001 and the 2000 fiscal year ended December 31, 2000, amounts in thousands.

                                                                              December 30, 2001
                                                          ---------------------------------------------------------
                                                             As reported         Adjustments          Restated
                                                          -----------------  ------------------  ------------------
ASSETS
Total current assets                                      $         301,952  $          (1,442)  $         300,510
Net property, plant and equipment                                   218,680               (453)            218,227
Other assets                                                        111,969                418             112,387
                                                          -----------------  ------------------  ------------------
     Total assets                                         $         632,601  $          (1,477)  $         631,124
                                                          =================  ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities                                 $         174,091  $           4,285   $         178,376
Total long-term liabilities                                         181,167                  -             181,167
Total stockholders' equity                                          277,343             (5,762)            271,581
                                                          -----------------  ------------------  ------------------
     Total liabilities and stockholders' equity           $         632,601  $          (1,477)  $         631,124
                                                          =================  ==================  ==================

                                                                   December 31, 2000
                                                        ---------------------------------------
                                                        As reported    Adjustments    Restated
                                                        -----------    -----------   ----------
ASSETS
Total current assets                                    $   279,696     $   (1,965)  $  277,731
Net property, plant and equipment                           206,317           (453)     205,864
Other assets                                                 96,328            428       96,756
                                                        -----------     ----------   ----------
     Total assets                                       $   582,341     $   (1,990)  $  580,351
                                                        ===========     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities                               $   249,293     $    1,376   $  250,669
Total long-term liabilities                                  68,183              -       68,183
Total stockholders' equity                                  264,865         (3,366)     261,499
                                                        -----------     ----------   ----------
     Total liabilities and stockholders' equity         $   582,341     $   (1,990)  $  580,351
                                                        ===========     ==========   ==========

3.     Investments in Subsidiaries

       The Company's Retained Earnings included undistributed earnings of SFDN of $3,564,000 and $2,438,000 at fiscal year end 2001 and 2000, respectively. These earnings are considered retained indefinitely for reinvestment and, accordingly, no provision is provided for United States federal and state income taxes and foreign income taxes.

4.     Derivatives

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

5.     Long-Term Debt

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

Availability under the Credit Agreement is subject to a formula based on the value of eligible accounts receivable and inventory. As of December 30, 2001, $127.0 million of revolving loan and $3.0 million of letter of credit were outstanding and the remaining availability based on the formula was $35.0 million. Interest for the Credit Agreement is at six-month Eurodollar LIBOR or the Administrative Agent's reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging between 0.30% to 0.50%. The Credit Agreement expires on November 30, 2004. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facilities are treated as permanent reductions to the amount committed.

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

       The Credit Agreement contains various customary and restrictive covenants, including restrictions on cash dividends declared or paid, additional debts and capital expenditures and require the Company to maintain certain fixed charge coverage ratios and other financial ratios under the agreement. The covenants do not require the Company to maintain a public debt rating nor do they require the Company to maintain a certain liquidity level. As a result of the restatement of the Company's financial statements and the related impact on the Company's compliance with the financial and non-financial covenants contained in the Credit Agreement, the Company believed it was appropriate to obtain waivers of certain possible breaches or failures to comply with the covenants included in the Credit Agreement. The Company has obtained such waivers.

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

       Aggregate future principal payments are as follows:

               Fiscal Year:
                  2002 ..........................        $   5,035,000
                  2003 ..........................            5,004,000
                  2004 ..........................          127,000,000
                                                         -------------
                                                         $ 137,039,000
                                                         =============

       The fair value of the Company's long-term debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturities, approximates the carrying amount.

6.     Lease Obligations

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

       The Lease Agreement contains various customary and restrictive covenants, including restrictions on cash dividends declared or paid, additional debts and capital expenditures and require the Company to maintain certain fixed charge coverage ratios and other financial ratios under the agreement. The covenants do not require the Company to maintain a public debt rating nor do they require the Company to maintain a certain liquidity level. As a result of the restatement of the Company's financial statements and the related impact on the Company's compliance with the financial and non-financial covenants contained in the Lease Agreement, the Company believed it was appropriate to obtain waivers of certain possible breaches or failures to comply with the covenants included in the Lease Agreement. The Company has obtained such waivers.

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

       Aggregate minimum future lease payments for real property, as well as equipment and other property at fiscal year end 2001 are as follows:

       Fiscal Year:                                                Operating Leases     Capital Leases
                                                                   ----------------     ---------------
               2002 ..........................................     $     38,693,000     $     4,307,000
               2003 ..........................................           37,664,000           4,046,000
               2004 ..........................................           34,635,000           3,646,000
               2005 ..........................................           31,759,000           3,405,000
               2006 ..........................................           98,335,000           1,423,000
               Subsequent to 2006 ............................          153,042,000           3,408,000
                                                                   ----------------     ---------------
       Future minimum lease payments .........................     $    394,128,000          20,235,000
                                                                   ================
       Less amount representing interest .....................                                4,303,000
                                                                                        ---------------
       Present value of future lease payments ................                          $    15,932,000
                                                                                        ===============

       Capital lease obligations vary in amount with interest rates ranging from 5.74% to 19.91%. Interest paid in relation to capital leases aggregated $1,071,000, $1,166,000 and $849,000 for fiscal years ended 2001, 2000 and 1999, respectively.

7.     Retirement Plans

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

       The following tables set forth the changes in benefit obligation and plan assets of these plans for 2001 and 2000:

                                                               2001                2000
                                                           ------------        ------------
     Change in Benefit Obligation
       Benefit obligation at beginning of year             $ 46,105,000        $ 37,921,000
       Service cost                                           2,492,000           1,833,000
       Interest cost                                          3,755,000           3,153,000
       Plan amendment                                                 -             124,000
       Actuarial loss                                         4,161,000           4,625,000
       Benefits paid                                         (1,606,000)         (1,551,000)
                                                           ------------        ------------
       Benefit obligation at end of year                     54,907,000          46,105,000
                                                           ------------        ------------

     Change in Plan Assets
       Fair value of plan assets at                          37,076,000          39,667,000
        beginning of year                                    (3,689,000)         (1,326,000)
       Actual return on plan assets                             674,000             286,000
       Employer contribution                                 (1,606,000)         (1,551,000)
       Benefits paid                                       ------------        ------------
                                                             32,455,000          37,076,000
        Fair value of plan assets at end of year           ------------        ------------

       Funded Status                                        (22,452,000)         (9,029,000)
       Unrecognized prior service cost                        2,687,000           3,044,000
       Unrecognized net transition obligation                   195,000             293,000
       Unrecognized actuarial loss                           12,180,000           1,283,000
                                                           ------------        ------------
        Accrued benefit cost                               $ (7,390,000)       $ (4,409,000)
                                                           ============        ============

         Amounts recognized in the consolidated balance sheets at year end 2001 and 2000 consist of:

                                                     2001              2000
                                                -------------     -------------
     Accrued benefit cost                       $  (7,390,000)    $  (4,409,000)
     Additional minimum liability                  (4,588,000)       (1,711,000)
     Intangible asset                               2,396,000         1,711,000
     Accumulated other comprehensive income         2,192,000                 -
                                                -------------     -------------
         Net amount recognized                  $  (7,390,000)    $  (4,409,000)
                                                =============     =============

         The weighted average assumptions used in accounting for these plans at year end 2001 and 2000 were as follows:

                                                           2001          2000
                                                        -----------   ----------
     Discount rate                                         7.25%         7.50%
     Rate of increase in compensation levels               4.50%         4.50%
     Expected long-term rate of return on plan assets      9.00%         9.00%

         The net periodic benefit cost for fiscal years 2001, 2000, and 1999 includes the following components:

                                                     2001            2000            1999
                                                -------------   -------------   ------------
     Service cost component                     $   2,492,000   $   1,833,000   $  2,227,000
     Interest cost component                        3,755,000       3,153,000      2,921,000
     Expected return on plan assets                (3,330,000)     (3,546,000)    (3,173,000)
     Amortization of prior service cost               357,000         347,000        348,000
     Amortization of transition obligation             98,000          99,000         97,000
     Amortization of actuarial gain                         -        (439,000)             -
                                                -------------   -------------   ------------
         Net expense                            $   3,372,000   $   1,447,000   $  2,420,000
                                                =============   =============   ============

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

         The Company also maintains 401(k) Savings Plans for its Smart & Final Foodservice and Henry Lee subsidiaries. For 2001, these plans allowed participants to contribute up to 15% of their compensation or $10,500, whichever was lower. Under these plans, the Company automatically matches from 50% to 75% of each dollar contributed up to 6% of the participant's eligible compensation, depending on the plan. The amounts contributed to these plans were $971,000, $788,000 and $752,000 for 2001, 2000 and 1999, respectively.

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

8.       Postretirement and Postemployment Benefit Obligations

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

         The expense for postretirement benefits for fiscal years 2001, 2000 and 1999 includes the following components:

                                                            2001          2000         1999
                                                        -----------   -----------   ----------
         Service cost component                         $   280,000   $   252,000   $  262,000
         Interest cost component                            790,000       750,000      703,000
         Amortization of gain                              (240,000)     (308,000)    (241,000)
                                                        -----------   -----------   -----------
           Net postretirement benefit expense           $   830,000   $   694,000   $  724,000
                                                        ===========   ===========   ==========

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

9.       Income Taxes

         The effective tax rate for 2001, 2000 and 1999 was 36.8%, 38.1% and 37.9%, respectively. Reconciliation between the federal statutory income tax rate of 35.0% for 2001 and 2000 and 34.0% for 1999 with the effective tax rate is as follows:

                                                          2001             2000            1999
                                                     -------------    -------------    ------------
         Income tax at federal statutory rate        $   6,633,000    $   4,930,000    $  2,627,000
         State income taxes, net of federal
           tax benefit                                     813,000          382,000         463,000
         Tax credits                                    (1,111,000)               -               -
         Other                                                   -           49,000        (159,000)
                                                     -------------    -------------    ------------
         Income taxes                                $   6,335,000    $   5,361,000    $  2,931,000
                                                     =============    =============    ============

         As of fiscal year end 2001, the Company had total tax credits of $1,111,000 available. These tax credits include $600,000 of California state tax incentives for businesses operating in the enterprise zones, $240,000 of federal tax incentive program designed to encourage employers hiring from targeted groups and $271,000 of various other tax credits.

         The Company's provision for income taxes consists of the following:

                                 2001            2000            1999
                            -------------    ------------    ------------
         Current

           Federal          $   9,170,000    $  6,338,000    $  1,256,000
           State                1,516,000       1,212,000         332,000
                            -------------    ------------    ------------
                               10,686,000       7,550,000       1,588,000
         Deferred

           Federal             (4,351,000)     (2,189,000)      1,343,000
                            -------------    ------------    ------------

         Income taxes       $   6,335,000    $  5,361,000    $  2,931,000
                            =============    ============    ============

         A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset consist of the following:

                                                                  2001                2000
                                                             -------------       -------------
         Property, plant and equipment depreciation
           differences                                       $  (4,977,000)      $  (6,212,000)
         Employee benefits including postretirement
           and postemployment reserves                          14,526,000          13,535,000
         Operating reserves and accruals                        11,301,000          11,199,000
         Other                                                   2,405,000             382,000
                                                             -------------       -------------
              Net deferred tax asset                         $  23,255,000       $  18,904,000
                                                             =============       =============

         The deferred tax asset is reflected on the fiscal year end 2001 balance sheet as a current asset of $16.2 million and a long-term asset of $7.1 million.

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

10.      Related Party Transactions

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

Intercompany interest charges

       Intercompany interest charges from affiliates were $91,000, $7,000 and $4,000 during 2001, 2000 and 1999, respectively. These charges relate to intercompany advances from affiliates. Interest expense incurred on loans from Casino USA (see Note 5) was $1,060,000, $1,530,000 and $3,397,000 in 2001, 2000
and 1999, respectively.

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

11.    Employment/Consulting Agreements

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

12.    Common Stock

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

13.    Stock Compensation Plans

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

       A summary of changes in the shares under option follows:

                                                                                       Weighted
                                                                  Shares             Average Price
                                                            ------------------    ------------------
     Shares under option at fiscal year end 1998                     2,473,427    $            15.90
                                                            ------------------    ------------------
     Fiscal year 1999:
       Options granted                                               1,258,905                  9.27
       Options exercised                                                     -                     -
       Options canceled                                               (430,642)                15.50
                                                            ------------------
       Shares under option at fiscal year end 1999                   3,301,690                 13.42
                                                            ------------------    ------------------
       Shares exercisable at fiscal year end 1999                    1,546,978                 14.79
     Fiscal year 2000:
       Options granted                                               1,263,175                 10.83
       Options exercised                                                     -                     -
       Options canceled                                             (1,208,295)                13.51
                                                            ------------------
       Shares under option at fiscal year end 2000                   3,356,570                 12.42
                                                            ------------------    ------------------
       Shares exercisable at fiscal year end 2000                    1,785,323                 14.41
     Fiscal year 2001:
       Options granted                                                 896,450                 10.17
       Options exercised                                               (96,164)                10.48
       Options canceled                                             (1,144,534)                16.47
                                                            ------------------
       Shares under option at fiscal year end 2001                   3,012,322                 10.27
                                                            ------------------    ------------------
       Shares exercisable at fiscal year end 2001                    1,075,070    $            12.16

       Stock options outstanding at December 30, 2001 are as follows:

                                             Number         Weighted Average                  Weighted
       Range of                         Outstanding                Remaining                   Average
       Exercise Prices               as of 12/30/01         Contractual Life            Exercise Price
       -----------------------------------------------------------------------------------------------
       $6.3750  - $ 6.8750                  349,450                     8.10                  $ 6.7977
       $7.6880  - $ 8.8750                  210,150                     8.68                    7.9185
       $9.2500                              781,408                     7.34                    9.2500
       $9.3750  - $ 9.8130                   79,000                     7.65                    9.7598
       $10.1320                             805,250                     9.74                   10.1320
       $10.1880 - $10.7700                  333,950                     5.84                   10.5944
       $11.0000 - $17.6250                  418,314                     6.80                   15.6162
       $17.8750 - $22.1250                   33,100                     5.81                   19.0767
       $22.6250                               1,500                     5.14                   22.6250
       $22.8750                                 200                     4.36                   22.8750
       -----------------------------------------------------------------------------------------------

       $ 6.3750 - $22.8750                3,012,322                     7.91                  $10.2704

       Stock options exercisable as of December 30, 2001 are as follows:

       Range of                                        Number                         Weighted Average
       Exercise Prices                            Exercisable                           Exercise Price
       -----------------------------------------------------------------------------------------------
       $ 6.3750 - $ 6.8750                             14,691                                 $ 6.3750
       $ 7.6880 - $ 8.8750                              2,051                                   8.8750
       $ 9.2500                                       396,904                                   9.2500
       $ 9.3750 - $ 9.8130                             26,675                                   9.7550
       $10.1880 - $10.7700                            248,814                                  10.6991
       $11.0000 - $17.6250                            355,132                                  16.2606
       $17.8750 - $22.1250                             29,303                                  19.2051
       $22.6250                                         1,300                                  22.6250
       $22.8750                                           200                                  22.8750
       -----------------------------------------------------------------------------------------------

       $ 6.3750 - $22.8750                          1,075,070                                 $12.1638

       Shares of common stock available for future award under the Long-Term Equity Compensation Plan at fiscal year end 2001, 2000 and 1999 were 906,751, 400,408 and 529,705, respectively.

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         2001               2000               1999
                                                     -------------      ------------        ------------
         Dividend yield                                  0.0%              0.0%               0.0%
         Expected volatility                              37%               37%                35%
         Risk-free interest rates                        6.7%              4.7%               6.4%
         Weighted average expected lives
              Executives                                4.91 years        4.94 years         4.94 years
              Non executives                            4.55 years        4.54 years         4.55 years
         Weighted-average fair value of
              options granted                        $  4.17            $ 1.62            $  3.60

         The Company accounts for options under these plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Had compensation costs for these plans been determined under SFAS No. 123, "Accounting For Stock-Based Compensation," pro forma net income and earnings per share would have been $11,043,000 and $0.37, respectively for fiscal year 2001; $8,187,000 and $0.28, respectively for fiscal year 2000; and $4,167,000 and $0.16, respectively for fiscal year 1999.

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

         Earnings per common share computation, as restated:

                                                         2001              2000              1999
                                                     --------------    --------------    --------------
Numerator:
Net Income                                           $   12,029,000    $    9,557,000    $    5,376,000
                                                     ==============    ==============    ==============
Denominator:
Weighted average common shares
           outstanding                                   29,331,991        29,191,420        26,282,704
                                                     ==============    ==============    ==============

Earnings per common share                            $         0.41    $         0.33    $         0.20
                                                     ==============    ==============    ==============

         Earnings per common share, assuming dilution computation, as restated:

                                                         2001              2000              1999
                                                     --------------    --------------    --------------
Numerator:
Net Income                                           $   12,029,000    $    9,557,000    $    5,376,000
                                                     ==============    ==============    ==============
Denominator:
Weighted average common shares
         outstanding                                     29,331,991        29,191,420        26,282,704
     Dilutive effect of stock options
         outstanding                                        328,320            53,031            38,772
                                                     --------------    --------------    --------------
     Weighted average common shares,
         assuming dilution                               29,660,311        29,244,451        26,321,476
                                                     ==============    ==============    ==============

Earnings per common share,
     assuming dilution                               $         0.41    $         0.33    $         0.20
                                                     ==============    ==============    ==============


15.      Segment Reporting

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

     The revenues, restated profit or loss and other information of each segment are as follows, amounts in thousands:

For fiscal year 2001:

                                                                                    Corporate
                                                Stores             Foodservice       Expense           Total
                                              -----------       ----------------  ---------------  ----------------
Revenues from external customers              $ 1,542,945       $        403,778  $             -  $   1,946,723
Intercompany real estate
  charge (income)                                  15,494                    413          (15,907)             -
Interest income                                         -                      -              538            538
Interest expense                                        -                      -           13,038         13,038
Depreciation and amortization                      25,535                  4,985            3,605         34,125
Pre-tax income (loss)                              41,338                (14,584)          (9,516)        17,238
Equity in net income of
  unconsolidated subsidiaries                           -                      -            1,126          1,126
Income taxes                                            -                      -            6,335          6,335

For fiscal year 2000:

                                                                                    Corporate
                                                  Stores           Foodservice       Expense           Total
                                              -----------       ----------------  ---------------  -------------
Revenues from external customers              $ 1,463,676       $        400,219  $             -  $   1,863,895
Intercompany real estate
  charge (income)                                  13,816                      -          (13,816)             -
Interest income                                         -                      -            1,406          1,406
Interest expense                                        -                      -           14,774         14,774
Depreciation and amortization                      24,902                  5,159            2,822         32,883
Pre-tax income (loss)                              37,314                 (8,179)         (15,050)        14,085
Equity in net income of
  unconsolidated subsidiaries                           -                      -              833            833
Income taxes                                            -                      -            5,361          5,361

For fiscal year 1999:

                                                                                    Corporate
                                                Stores             Foodservice       Expense           Total
                                              -----------       ----------------  ---------------  -------------
Revenues from external customers              $ 1,381,989       $        411,153  $             -  $   1,793,142
Intercompany real estate
  charge (income)                                  13,745                      -          (13,745)             -
Interest income                                         -                      -            1,004          1,004
Interest expense                                        -                      -           19,001         19,001
Depreciation and amortization                      22,745                  5,333            3,248         31,326
Pre-tax income (loss)                              32,580                 (7,087)         (17,768)         7,725
Equity in net income of
  unconsolidated subsidiaries                           -                      -              748            748
Income taxes                                            -                      -            2,931          2,931
Extraordinary items, net of taxes                       -                      -              166            166

         The basis for allocating distribution expense to Stores was changed in 2001. If the new allocation method had been used in fiscal years 2000 and 1999, Foodservice pre-tax loss and Stores pre-tax income would have been approximately $2,600,000 greater in 2000 and $3,200,000 greater in 1999.

16.      Advertising Expense

         The Company expenses the costs of advertising as incurred. Total advertising expense was $22,300,000, $20,300,000 and $15,400,000 in 2001, 2000
and 1999, respectively.

17.      Legal Actions

         The Company has been named as a defendant in various legal actions arising in the normal conduct of its business. The Company has also been named as defendant in a suit filed on September 13, 2001 in the Superior Court of the State of California for the County of Los Angeles. This suit, Sergio Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other Company store managers and assistant managers in California, alleging that the Company misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action seeks to be classified as a "class action" and seeks unspecified monetary damages. The Company is actively investigating the merits of this action and believes that (a) the merits of this action do not warrant class action status;
(b) the Company has certain defenses to the claim; and (c) the ultimate determination of this action will not have a material adverse effect on the Company's results of operations or financial position.

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

                               Smart & Final Inc.
                   Summary of Quarterly Results of Operations
                (dollars in thousands, except per share amounts)

                                                                                  Fiscal Year 2001 (A)
                                                         ------------------------------------------------------------------------
                                                             First         Second           Third         Fourth
                                                            Quarter        Quarter         Quarter        Quarter        Total
                                                              12             12              16             12            52
                                                             Weeks          Weeks           Weeks          Weeks         Weeks
                                                          (restated)     (restated)       (restated)     (restated)    (restated)
                                                         -----------     -----------   ------------   ------------   -----------
                                                          (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Income Statement Data:
   Sales                                                $    424,168    $    463,594   $    609,329   $    449,632   $  1,946,723
   Cost of sales, buying and occupancy                       366,380         398,254        520,962        386,529      1,672,125
                                                        ------------    ------------   ------------   ------------   ------------
   Gross margin                                               57,788          65,340         88,367         63,103        274,598
   Operating and administrative expenses                      54,082          57,001         78,928         54,849        244,860
                                                        ------------    ------------   ------------   ------------   ------------
   Income from operations                                      3,706           8,339          9,439          8,254         29,738
   Interest expense, net                                       3,067           2,845          3,633          2,955         12,500
                                                        ------------    ------------   ------------   ------------   ------------
   Income before provision for income taxes                      639           5,494          5,806          5,299         17,238
   Provision for income taxes                                    205           2,127          2,151          1,852          6,335
                                                        ------------    ------------   ------------   ------------   ------------
   Income from consolidated subsidiaries                         434           3,367          3,655          3,447         10,903
   Equity earnings in unconsolidated subsidiary                  120             276            274            456          1,126
                                                        ------------    ------------   ------------   ------------   ------------
   Net income                                           $        554    $      3,643   $      3,929   $      3,903   $     12,029
                                                        ============    ============   ============   ============   ============

   Earnings per common share                            $       0.02    $       0.12   $       0.13   $       0.13   $       0.41
                                                        ============    ============   ============   ============   ============

   Weighted average common shares                         29,216,756      29,316,731     29,387,111     29,388,994     29,331,991
                                                        ============    ============   ============   ============   ============

   Earnings per common share, assuming dilution         $       0.02    $       0.12   $       0.13   $       0.13   $       0.41
                                                        ============    ============   ============   ============   ============

   Weighted average common shares and
    common share equivalents (B)                          29,492,458      29,660,429     29,783,608     29,663,650     29,660,311
                                                        ============    ============   ============   ============   ============


(A) Fiscal year 2001 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter.
(B) The weighted average shares includes the common stock equivalents related to employee stock options.

                                                  March 25, 2001   June 17, 2001    Oct. 7, 2001   Dec. 30, 2001
                                                   ( restated )     ( restated )    ( restated )   ( restated )
                                                  --------------------------------------------------------------
                                                   (Unaudited)      (Unaudited)     (Unaudited)
Financial Data (at quarter end):
Cash and cash equivalents                           $ 25,624         $ 23,691       $ 20,760       $ 23,016
Working capital                                       28,545           29,171         28,433        122,134
Total assets                                         586,353          584,909        595,302        631,124
Long-term debt and capital leases, excluding
     current maturities                               35,109           29,797         29,224        144,875
Stockholders' equity                                 261,504          265,988        268,845        271,581

                               Smart & Final Inc.
                   Summary of Quarterly Results of Operations

                (dollars in thousands, except per share amounts)

                                                                                 Fiscal Year 2000 (A)
                                                     -------------------------------------------------------------------------------
                                                        First            Second           Third           Fourth
                                                       Quarter          Quarter          Quarter         Quarter          Total
                                                          12               12               16              12             52
                                                        Weeks            Weeks            Weeks           Weeks           Weeks
                                                                                                        (restated)      (restated)
                                                     --------------  --------------  ---------------- -------------- ---------------
                                                     (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Income Statement Data:

      Sales                                            $    399,361    $    442,998     $     587,313   $    434,223   $   1,863,895
      Cost of sales, buying and occupancy                   345,138         382,842           504,767        373,637       1,606,384
                                                     --------------  --------------  ---------------- -------------- ---------------
      Gross margin                                           54,223          60,156            82,546         60,586         257,511
      Operating and administrative expenses                  50,013          52,205            71,958         55,882         230,058
                                                     --------------  --------------  ---------------- -------------- ---------------
      Income from operations                                  4,210           7,951            10,588          4,704          27,453
      Interest expense, net                                   3,245           3,237             4,170          2,716          13,368
                                                     --------------  --------------  ---------------- -------------- ---------------
      Income before provision for income taxes                  965           4,714             6,418          1,988          14,085
      Provision for income taxes                                373           1,616             2,452            920           5,361
                                                     --------------  --------------  ---------------- -------------- ---------------
      Income from consolidated subsidiaries                     592           3,098             3,966          1,068           8,724
      Equity earnings in unconsolidated subsidiary               44              94               129            566             833
                                                     --------------  --------------  ---------------- -------------- ---------------
      Net income                                       $        636    $      3,192     $       4,095   $      1,634   $       9,557
                                                     ==============  ==============  ================ ============== ===============

      Earnings per common share                        $       0.02    $       0.11     $        0.14   $       0.06   $        0.33
                                                     ==============  ==============  ================ ============== ===============

      Weighted average common shares                     29,163,185      29,192,368        29,203,114     29,203,114      29,191,420
                                                     ==============  ==============  ================ ============== ===============

      Earnings per common share, assuming dilution     $       0.02    $       0.11     $        0.14   $       0.06   $        0.33
                                                     ==============  ==============  ================ ============== ===============

      Weighted average common shares and
         common share equivalents (B)                    29,176,666      29,264,238        29,268,181     29,260,807      29,244,451
                                                     ==============   =============  ================ ============== ===============


(A) Fiscal year 2000 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter.
(B) The weighted average shares includes the common stock equivalents related to employee stock options.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements :                                                                        Page
                                                                                                     ----
        Report of Independent Public Accountants .................................................     27

        Consolidated Balance Sheets ..............................................................     28

        Consolidated Statements of Income ........................................................     29

        Consolidated Statements of Stockholders' Equity ..........................................     30

        Consolidated Statements of Cash Flows ....................................................     31

        Notes to Consolidated Financial Statements ...............................................     32

        Supplementary Data - Summary of Quarterly Results of Operations ..........................     57

(a)(2) Financial Statement Schedules:

        Report of Independent Public Accountants .................................................     63

        II - Valuation and Qualifying Accounts ...................................................     64

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

                             (a)(3) and (c) EXHIBITS

Exhibit
Number         Description of Exhibit
------         ----------------------

3.1            Certificate of Incorporation of the Company, including all amendments thereto (1)
3.2            Bylaws of the Company, including all amendments thereto (1)
10.1           Tax Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Sharing Agreement, dated as of November
               5, 1984, by and between the Company and Casino USA, as amended)
               (10)
10.2           Intercompany Agreement, dated August 6, 1991, by and between
               Casino USA, Casino Realty, Inc. and the Company (12)
10.3           Truck Lease and Service Agreement, dated December 13, 1991, between Smart & Final and Ryder Truck Rental, Inc. [Commerce
               Distribution Center] (13)
10.4           Employment Agreement between the Company and Mr. Lynch, as extended and amended (14) (35)*
10.5           Smart & Final Inc. Supplemental Deferred Compensation Plan, as
               amended (18) (32)*
10.6           Smart & Final Inc. Directors Deferred Compensation Plan, as
               amended (18)*
10.7           Agreement between Port Stockton Food Distributors, Inc. and Food
               Distribution Employees Association (19)
10.8           Vehicle Lease Service Agreement with Penske Truck Leasing
               Company, LP [Port Stockton Distribution Center] (19)
10.9           Smart & Final Inc. Trust for Deferred Compensation Plans (20)*
10.10          Supplemental Executive Retirement Plan Master Plan Document (22)*
10.11          Long-Term Equity Compensation Plan of the Company, as amended
               (24)*
10.12          Agreement Between Smart & Final Foodservice Distributors and Food
               Distributors Employee Association dated as of April 1, 1998 (26)
10.13          Asset Purchase Agreement dated May 15, 1998 by and among the
               Company and United Grocers, Inc. (27)
10.14          Employment Agreement between the Company and Ross E. Roeder dated
               May 11, 1999, as amended (30) (34)*
10.15          Smart & Final Non-Employee Director Stock Plan, as amended (30)
10.16          First Amendment to Deferred Compensation Agreements dated as of
               October 23, 2000(33)*
10.17          Truck Lease and Service Agreement dated August 24, 2001 between the Company and Primms, L.P. [Florida Distribution Center]
10.18          Participation Agreement dated as of November 30, 2001 by and among the Company as Lessee and various parties as Guarantors,
               Holders and Lenders and Wells Fargo Bank NW, N.A. as Owner
               Trustee and Fleet Capital Corporation as Administrative Agent and
               Arranger and Natexis Banques Populaires as Documentation Agent.
10.19          Credit Agreement dated as of November 30, 2001 among Wells Fargo
               Bank, NW, N.A. as the Owner Trustee and various parties as the
               Lenders and Fleet Capital Corporation as the Agent.
10.20          Lease Agreement dated as of November 30, 2001 between Wells Fargo
               Bank, NW, N.A. as the Owner Trustee and Lessor and the Company as
               Lessee.
10.21          Credit Agreement dated as of November 30, 2001 among the Company and various parties as Lenders, BNP Paribas as the Administrative
               Agent and Lead Arranger, Harris Trust & Savings Bank as
               Syndication Agent and Cooperative Centrale
               Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" as
               Documentation Agent.
10.22          Form of 2001 Executive Severance Plan between the Company and various Company Executives.*
21             Subsidiaries
23             Consent of Arthur Andersen LLP
99             Letter to Securities and Exchange Commission regarding Arthur
               Andersen's assurances

__________________

(1) Incorporated by reference to the corresponding Exhibit number in the Company's Annual Report for the fiscal year ended January 2, 1994 on Form 10-K, filed on April 4, 1994.
(10) Incorporated by reference to Exhibit 10.22 in the Company's Annual Report for the fiscal year ended January 2, 1994 on Form 10-K, filed on April 4, 1994.
(12) Incorporated by reference to Exhibit 10.24 in the Company's Annual Report for the fiscal year ended December 29, 1991 on Form 10-K, filed on March 24, 1992.
(13) Incorporated by reference to Exhibit 10.25 in the Company's Form 8 - Amendment No. 1 to its Annual Report for the fiscal year ended December 29, 1991 on Form 10-K, filed on March 30, 1992.
(14) Incorporated by reference to Exhibit 10.29 in the Company's Definitive Proxy Statement dated May 9, 1997, in connection with the Annual Meeting of Shareholders of the Company held May 9, 1997, filed on April 8, 1997; the extension is incorporated herein by reference to Exhibit 10.124 in the Company's Annual Report for the year ended January 2, 1999 on Form 10-K, filed on March 13, 2000.
(18) Incorporated by reference to Exhibits 10.56 and 10.57 in the Company's quarterly report for the quarter ended March 26, 1995 on Form 10-Q, filed on May 4, 1995; amendments are incorporated by reference to Exhibits 10.56 and 10.57 in the Company's Quarterly Report for the quarter ended March 28, 1999 on Form 10-Q, filed on May 3, 1999.
(19) Incorporated by reference to Exhibits 10.61 and 10.62 in the Company's quarterly report for the quarter ended March 26, 1995 on Form 10-Q, filed on May 4, 1995.
(20) Incorporated by reference to Exhibit 10.68 in the Company's Annual Report for the year ended December 29, 1996 on Form 10-K, filed on March 25, 1997.
(22) Incorporated by reference to Exhibit 10.86 in the Company's Annual Report for the year ended January 4, 1998 on Form 10-K, filed on April 13, 1998; amendments are incorporated by reference to Exhibit 10.86 in the Company's Quarterly Report for the quarter ended March 28, 1999 on Form 10-Q, filed on May 3, 1999.
(24) Incorporated by reference to Exhibit 10.89 in the Company's Quarterly Report for the quarter ended March 28, 1999 on Form 10-Q, filed on May 3, 1999.
(26) Incorporated by reference to Exhibit 10.91 in the Company's Quarterly Report for the quarter ended March 29, 1998 on Form 10-Q, filed on May 12, 1998.
(27) Incorporated by reference to Exhibit 10.93 in the Company's Quarterly Report for the quarter ended June 21, 1998 on Form 10-Q, filed on August 12, 1998.
(30) Incorporated by reference to Exhibits 10.119, 10.120, 10.121, 10.122, and 10.123 in the Company's Quarterly Report for the quarter ended June 20, 1999 on Form 10-Q, filed on August 3, 1999.
(32) Incorporated by reference to Exhibit 10.126 in the Company's Quarterly Report for the quarter ended June 18, 2000 on Form 10-Q, filed on July 28, 2000.
(33) Incorporated by reference to Exhibits 10.127 and 10.128 in the Company's Quarterly Report for the quarter ended October 8, 2000 on Form 10-Q, filed on November 11, 2000.
(34) Incorporated by reference to Exhibit 10.53 in the Company's Quarterly Report for the quarter ended June 17, 2001 on Form 10-Q, filed on July 26, 2001.
(35) Incorporated by reference to Exhibit 10.54 in the Company's Quarterly Report for the quarter ended June 17, 2001 on Form 10-Q, filed on July 26, 2001.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 7, 2002.
                                 -----------

                                         Smart & Final Inc.

                                            By: /s/ Richard N. Phegley
                                               --------------------------------
                                                    Richard N. Phegley
                                                Senior Vice President and
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, on behalf of the Registrant and in the capacities indicated on May 7, 2002.
                        -----------

           /s/  Ross E. Roeder                       Chairman of the Board and Chief Executive Officer
       --------------------------------                           (Principal Executive Officer)
                Ross E. Roeder

           /s/  Richard N. Phegley                   Senior Vice President and Chief Financial Officer
       --------------------------------                           (Principal Financial Officer)
                Richard N. Phegley

           /s/  Richard A. Link                      Vice President, Controller and Chief Accounting Officer
       --------------------------------                           (Principal Accounting Officer)
                Richard A. Link

           /s/  Pierre Bouchut
       --------------------------------                                      Director
                Pierre Bouchut

           /s/  Christian Couvreau
       --------------------------------                                      Director
                Christian Couvreux

           /s/  Timm F. Crull
       --------------------------------                                      Director
                Timm F. Crull

           /s/  James S. Gold
       --------------------------------                                      Director
                James S. Gold

           /s/  Antoine Guichard
       --------------------------------                                      Director
                Antoine Guichard

           /s/  David J. McLaughlin
       --------------------------------                                      Director
                David J. McLaughlin


       ________________________________                                      Director
                Joel-Andre Ornstein

           /s/  Thomas G. Plaskett
       --------------------------------                                      Director
                Thomas G. Plaskett

           /s/  Etienne Snollaerts                                           Director
       --------------------------------
                Etienne Snollaerts

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smart & Final Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Smart & Final Inc. and subsidiaries included in this Form 10-K/A and have issued our report thereon dated June 4, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
June 4, 2002

                               SMART & FINAL INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
         For the Fiscal Years Ended December 30, 2001, December 31, 2000
                               and January 2, 2000

                                                     Balance                                             Balance at
                                                   Beginning of                                            End of
                                                      Period          Additions        Deductions          Period
                                                ----------------- ----------------- ----------------- -----------------
Fiscal year 2001:
   Allowance for doubtful accounts                   $ 3,182,000       $ 2,860,000       $ 2,225,000       $ 3,817,000
                                                ================  ================  ================  ================
   Inventory realizable value allowance              $ 3,091,000       $   178,000       $   995,000       $ 2,274,000
                                                ================  ================  ================  ================

Fiscal year 2000:
   Allowance for doubtful accounts                   $ 4,687,000       $ 2,508,000       $ 4,013,000       $ 3,182,000
                                                ================  ================  ================  ================
   Inventory realizable value allowance              $ 2,955,000       $ 1,065,000       $   929,000       $ 3,091,000
                                                ================  ================  ================  ================

Fiscal year 1999:
   Allowance for doubtful accounts                   $ 3,660,000       $ 4,039,000       $ 3,012,000       $ 4,687,000
                                                ================  ================  ================  ================
   Inventory realizable value allowance              $ 2,937,000       $   418,000       $   400,000       $ 2,955,000
                                                ================  ================  ================  ================