Form 10-Q
period 2002-03-24
SMART & FINAL INC/DE
filed 2002-06-05
CIK 875751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                             ______________________

                                    FORM 10-Q
  (Mark one)

           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 24, 2002


                                       OR

          ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _______.
    ------

The registrant had 29,394,841 shares of common stock outstanding as of June 3, 2002.

================================================================================

                               SMART & FINAL INC.
                                      Index

                                     Part I
                              Financial Information

                                                                          Page
Item 1. Financial Statements
        Unaudited Consolidated Balance Sheets                               2
        Unaudited Consolidated Statements of Income                         3
        Unaudited Consolidated Statements of Cash Flows                     4
        Notes to Unaudited Consolidated Financial Statements                5

Item 2. Management's Discussion and Analysis of Financial Condition        10
        and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk          15



                                     Part II
                                Other Information

Item 1. Legal Proceedings                                                  17
Item 2. Changes in Securities and Use of Proceeds                          17
Item 3. Defaults upon Senior Securities                                    17
Item 4. Submission of Matters to a Vote of Security Holders                17
Item 5. Other Information                                                  17
Item 6. Exhibits and Reports on Form 8-K                                   17

                               SMART & FINAL INC.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                                          March 24,    December 30,
                                                                                            2002          2001
                                                                                                        (restated)
                                                                                         -----------   -----------
                                                                                         (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                               $  27,642   $  23,016
   Trade notes and accounts receivable, less allowance for
       doubtful accounts of $3,922 in 2002 and $3,817 in 2001                                 71,550      78,744
   Inventories                                                                               165,631     175,302
   Prepaid expenses and other current assets                                                   9,381       7,303
   Deferred tax asset                                                                         15,814      16,145
                                                                                           ---------   ---------
       Total current assets                                                                  290,018     300,510
Property, plant and equipment:
   Land                                                                                       35,510      36,329
   Buildings and improvements                                                                 30,209      30,209
   Leasehold improvements                                                                    121,345     123,742
   Fixtures and equipment                                                                    206,028     196,461
                                                                                           ---------   ---------
                                                                                             393,092     386,741
   Less - Accumulated depreciation and amortization                                          174,611     168,514
                                                                                           ---------   ---------
        Net property, plant and equipment                                                    218,481     218,227
Assets under capital leases, net of accumulated
   amortization of $9,833 in 2002 and $9,196 in 2001                                          11,401      12,038
Goodwill, net of accumulated amortization of $6,767 in 2002 and 2001                          52,432      52,432
Deferred tax asset                                                                             7,110       7,110
Other assets                                                                                  38,915      40,807
                                                                                           ---------   ---------
            Total assets                                                                   $ 618,357   $ 631,124
                                                                                           =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt and capital leases                                 $   8,121   $   8,096
   Accounts payable                                                                           99,071     104,615
   Accrued salaries and wages                                                                 10,282      14,383
   Other accrued liabilities                                                                  46,624      51,282
                                                                                           ---------   ---------
        Total current liabilities                                                            164,098     178,376
Long-term liabilities:
   Notes payable, net of current maturities                                                    5,001       5,004
   Bank debt                                                                                 126,500     127,000
   Obligations under capital leases                                                           12,127      12,871
   Other long-term liabilities                                                                16,140      15,349
   Workers' compensation reserve, postretirement and postemployment benefits                  21,451      20,943
                                                                                           ---------   ---------
        Total long-term liabilities                                                          181,219     181,167
Commitments and contingencies                                                                      -           -
Stockholders' equity:
   Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)                  -           -
   Common stock, $0.01 par value  (authorized 100,000,000 shares; 29,394,841
        shares issued and outstanding in 2002 and 29,393,449 in 2001)                            294         294
   Additional paid-in capital                                                                207,047     206,874
   Notes receivable for common stock                                                            (100)       (100)
   Accumulated other comprehensive loss                                                       (4,141)     (4,840)
   Retained earnings                                                                          69,940      69,353
                                                                                           ---------   ---------
        Total stockholders' equity                                                           273,040     271,581
                                                                                           ---------   ---------
            Total liabilities and stockholders' equity                                     $ 618,357   $ 631,124
                                                                                           =========   =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              SMART & FINAL INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)


                                                                    Twelve Weeks Ended
                                                              ------------------------------
                                                                March 24,        March 25,
                                                                  2002             2001
                                                                                (restated)
                                                              -------------   --------------
                                                                      (Unaudited)
Sales                                                         $    444,824    $    424,168

Cost of sales, buying and occupancy                                385,260         366,380
                                                              ------------    -------------

Gross margin                                                        59,564          57,788

Operating and administrative expenses                               55,426          54,082
                                                              ------------    ------------

        Income from operations                                       4,138           3,706

Interest expense, net                                                2,943           3,067
                                                              ------------    ------------

Income before provision for income taxes                             1,195             639

Provision for income taxes                                             528             205
                                                              ------------    ------------

        Income from consolidated subsidiaries                          667             434

Equity earnings in unconsolidated subsidiary                           (80)            120
                                                              ------------    ------------

        Net income                                            $        587    $        554
                                                              ============    ============


Earnings per common share                                     $       0.02    $       0.02
                                                              ============    ============

Weighted average common shares                                  29,394,470      29,216,756
                                                              ============    ============

Earnings per common share, assuming dilution                  $       0.02    $       0.02
                                                              ============    ============

Weighted average common shares and common share equivalents     29,680,682      29,492,458
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                       Twelve Weeks Ended
                                                                                  -----------------------------
                                                                                  March 24,           March 25,
                                                                                    2002                2001
                                                                                                     (restated)
                                                                                  --------           ---------
                                                                                           (Unaudited)
Cash Flows from Operating Activities:
       Net income                                                                 $    587           $     554
       Adjustments to reconcile net income to net cash provided by operating activities:
             Loss (gain) on disposal of property, plant and equipment                   78                  (7)
             Depreciation and amortization                                           8,140               7,796
             Deferred tax provision (benefit)                                          331                (690)
             Amortization of deferred financing costs                                  366                 390
             Equity earnings in unconsolidated subsidiary                               80                (120)
             Decrease (increase) in:
                    Trade notes and accounts receivable                              7,194              (2,662)
                    Inventories                                                      9,671               1,282
                    Prepaid expenses and other current assets                       (3,466)               (721)
             Increase (decrease) in:
                    Accounts payable                                                (4,775)              1,346
                    Accrued salaries and wages                                      (4,101)             (4,915)
                    Other accrued liabilities                                       (1,874)             (2,018)
                                                                                  --------           ---------
                            Net cash provided by operating activities               12,231                 235
                                                                                  --------           ---------



Cash Flows from Investing Activities:
       Acquisition of property, plant and equipment                                (10,979)            (13,223)
       Proceeds from disposal of property, plant and equipment                       2,479                  26
       Other                                                                         2,106                (557)
                                                                                  --------           ---------
                            Net cash used in investing activities                   (6,394)            (13,754)
                                                                                  --------           ---------


Cash Flows from Financing Activities:


       Proceeds from issuance of common stock, net of costs                             11                   -
       Payments on bank line of credit                                              (8,000)                  -
       Borrowings on bank line of credit                                             7,500              17,500
       Payments on notes payable                                                      (722)               (385)
                                                                                  --------           ---------
                            Net cash provided by (used in) financing activities     (1,211)             17,115
                                                                                  --------           ---------

Increase in cash and cash equivalents                                                4,626               3,596
Cash and cash equivalents at beginning of the period                                23,016              22,028
                                                                                  --------           ---------
Cash and cash equivalents at end of the period                                    $ 27,642           $  25,624
                                                                                  ========           =========


   The accompanying notes are an integral part of these consolidated financial statements.

                               SMART & FINAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     Smart & Final Inc. (the "Company") is a Delaware corporation and is a 56.8 percent owned subsidiary of Casino USA, Inc. (the "Parent"). Casino Guichard-Perrachon, S.A. ("Casino France"), a publicly traded French joint stock limited liability company, is the principal shareholder of the Parent. Collectively, Casino France and its subsidiaries own approximately 59.8 percent of the Company's common stock as of March 24, 2002.

     The consolidated balance sheet as of March 24, 2002 and the consolidated statements of income and cash flows for the twelve weeks ended March 24, 2002 and March 25, 2001 are unaudited. In the opinion of management, all adjustments which consisted of normal recurring items necessary for a fair presentation of these financial statements in conformity with accounting principles generally accepted in the United States have been included.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 30, 2001, as amended.

2.   Restatement of Financial Statements

     On April 22, 2002 the Company announced it had identified certain accounting issues at its Stockton, California broadline foodservice subsidiary impacting prior years previously reported operating results that would cause it to restate its financial statements. The Company's investigation of these matters has resulted in the Company restating its audited financial statements for fiscal years 2001, 2000 and 1999 including the cumulative effect of prior-years restated results in the Company's filing on Form 10-K/A Amendment No. 2. The dollar amounts for the 2001 periods presented in this Form 10-Q reflect the aforementioned restatement adjustments, as applicable.

3.   Fiscal Years

     The Company's fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

4.   Goodwill

     Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Accordingly, the Company will be

                              SMART & FINAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

performing a transitional impairment test on its existing goodwill and other intangible assets and expects to complete the aforementioned test by the second quarter of 2002.

     The following pro forma information presents the impact on net income and earnings per share had SFAS No. 142 been effective for the quarter ended March 25, 2001, dollars in thousands except per share amounts:

                                                        Twelve Weeks Ended
                                                  ------------------------------
                                                     March 24,       March 25,
                                                       2002            2001
                                                                    (restated)
                                                  -------------   -------------

         Net income, as reported                  $         587   $         554
         Amortization of goodwill, net of tax                 -             232
                                                  -------------   -------------
         Net income, adjusted                     $         587   $         786
                                                  =============   =============

         Earnings per common share, as reported   $        0.02   $        0.02
         Amortization of goodwill, net of tax                 -            0.01
                                                  -------------   -------------
         Earnings per common share, adjusted      $        0.02   $        0.03
                                                  =============   =============

         Earnings per common share, assuming
           dilution, as reported                  $        0.02   $        0.02
         Amortization of goodwill, net of tax                 -            0.01
                                                  -------------   -------------
         Earnings per common share, assuming
           dilution, adjusted                     $        0.02   $        0.03
                                                  =============   =============

5.   Derivatives

     As of March 24, 2002, the Company had interest rate collar agreements with various banks to limit the impact of interest rate fluctuations on floating rate debt. These agreements, expiring during various periods from October 2002 to November 2004, hedge principal amounts of an aggregate of $100 million and limit the effect of LIBOR fluctuations to interest rate ranges from 4.74% to 8.00%. These agreements are designated as cash flow hedges and are considered fully effective. Accordingly, the effective portions of changes in fair values of these agreements are recorded as other comprehensive income ("OCI") and are reported on the statement of income when the hedged forecasted transaction affects earnings or the hedged item becomes ineffective.

     As of March 24, 2002, these agreements had a cumulative loss of $3,242,000 recorded to OCI as a result of net changes in their fair market values. For the quarter ended March 24, 2002, the reduction in the cumulative loss that was recorded to OCI was $831,000. Net derivative loss reclassified from OCI and recognized in results of operations was $769,000 in the twelve weeks ended March 24, 2002. There was no such reclassification during the twelve weeks ended

                              SMART & FINAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

March 25, 2001. The Company estimates that $1,600,000 of net derivative loss included in OCI will be recognized in results of operations within the next twelve months.

6.   Comprehensive Income (Loss)

     Comprehensive income (loss) was computed as follows, amounts in thousands:

                                                                 Twelve Weeks Ended
                                                               ----------------------
                                                                March 24,   March 25,
                                                                  2002        2001
                                                                           (restated)
                                                               ----------  ----------
     Net income                                                $      587         554
     Other comprehensive income (loss):
       Cumulative effect of accounting change, net of tax               -        (305)
       Net gain (loss) on derivative instruments, net of tax          499        (585)
       Foreign currency translation adjustments                       200        (128)
                                                               ----------  ----------
       Total other comprehensive income (loss)                        699      (1,018)
                                                               ----------  ----------
     Total comprehensive income (loss)                         $    1,286  $     (464)
                                                               ==========  ==========

     See Note 5 for change in OCI during the reporting period due to changes in fair values of derivative instruments designated as cash flow hedges.

     In accordance with generally accepted accounting principles, the functional currency for the Company's Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in OCI.

7.   Interest Expense

     Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities and a loan from its Parent which was paid off in the fourth quarter of 2001. The Company paid $3.6 million and $2.8 million in interest in the twelve-week periods ended March 24, 2002 and March 25, 2001, respectively.

8.   Income Taxes

     The Company and the Parent are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company has made tax sharing payments to, or received benefits from, the Parent based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items. Tax sharing payments made by the Company to the Parent were $304,000 and $576,000 in the twelve weeks ended March 24, 2002 and March 25, 2001, respectively. The Company paid $18,000 and $5,000 state income taxes for states other than California in the twelve weeks ended March 24, 2002 and March 25, 2001, respectively. The Company paid $1,000,000 and $1,150,000 of federal income taxes in the twelve-week periods ended March 24, 2002 and March 25, 2001, respectively.

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

10.  Segment Reporting

     The Company has two reportable segments: Stores and broadline Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The broadline Foodservice distribution segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers and Smart & Final stores. Corporate Expense is comprised primarily of the Company's corporate expenses incidental to the activities of the reportable segments and rental income from Smart & Final stores and Smart & Final de Mexico S.A. de C.V. (the Company's 100%-owned subsidiary that holds 50% of a joint venture operating in Mexico). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

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

     The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

For the twelve weeks ended March 24, 2002:

                                                          Corporate
                               Stores     Foodservice      Expense       Total
                             ----------   -----------     ---------    ---------
Revenues from external
  customers                  $  349,960   $    94,864     $       -    $ 444,824
Intercompany real estate
  charge (income)                 3,056           (23)       (3,033)           -
Interest income                       -             -           125          125
Interest expense                      -             -         3,068        3,068
Pre-tax income (loss)             5,895        (1,668)       (3,032)       1,195

                               SMART & FINAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

For the twelve weeks ended March 25, 2001, as restated:

                                                          Corporate
                               Stores      Foodservice     Expense       Total
                            -----------    -----------    ---------   ----------
Revenues from external
  customers                  $  324,573    $    99,595    $       -   $  424,168
Intercompany real estate
  charge (income)                 3,211              -       (3,211)           -
Interest income                       -              -          125          125
Interest expense                      -              -        3,192        3,192
Pre-tax income (loss)             6,938         (2,866)      (3,433)         639

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Form 10-K for the year ended December 30, 2001, as amended.

Summary

     Smart & Final Inc. (the "Company") reported net income of $0.6 million, or $0.02 per diluted share, for the twelve weeks ended March 24, 2002, compared to net income of $0.6 million, or $0.02 per diluted share, for the twelve weeks ended March 25, 2001.

     Operating income increased 11.7%, or $0.4 million, from $3.7 million in last year's same quarter to $4.1 million in the twelve weeks ended March 24, 2002. For first quarter 2002, when compared to the first quarter of 2001, Stores operating results decreased $1.0 million due to decreased gross margins and increased store occupancy costs. Foodservice operating results improved $1.2 million due to improvement in Florida Foodservice.

     Interest expense, net decreased $0.1 million in the first quarter of 2002 compared to first quarter 2001 as a result of rate reductions caused by the Company's improved financial ratios and declining market rates partially offset by higher average debt level outstanding for the period.

Results of Operations

     The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

                                                           Twelve Weeks Ended
                                                          --------------------
                                                          March 24,   March 25,
                                                            2002        2001
                                                                     (restated)
                                                          ---------  ---------
         Sales:
              Stores                                           78.7%      76.5%
              Foodservice                                      21.3       23.5
                                                          ---------  ---------
              Sales, consolidated total                       100.0      100.0
         Cost of sales, buying and occupancy                   86.6       86.4
                                                          ---------  ---------
         Gross margin                                          13.4       13.6
         Operating and administrative expenses                 12.5       12.8
                                                          ---------  ---------
              Income from operations                            0.9        0.9
         Interest expense, net                                  0.7        0.7
                                                          ---------  ---------
         Income before provision for income taxes               0.3        0.2
         Provision for income taxes                             0.1          -
                                                          ---------  ---------
         Income from consolidated subsidiaries                  0.1        0.1
         Equity earnings in unconsolidated subsidiaries           -          -
                                                          ---------  ---------
         Net income                                             0.1%       0.1%
                                                          =========  =========

     The following table sets forth pre-tax profit or loss, in millions, for each of the Company's various reportable segments:

                                                          Twelve Weeks Ended
                                                    ---------------------------
                                                        March 24,     March 25,
                                                         2002            2001
                                                                      (restated)
                                                    -------------    ----------
         Stores                                     $         5.9    $      6.9
         Foodservice                                         (1.7)         (2.9)
                                                    -------------    ----------
           Segment totals                                     4.2           4.0
         Interest and other corporate expenses               (3.0)         (3.4)
                                                    -------------    ----------

         Consolidated pre-tax income                $         1.2    $      0.6
                                                    =============    ==========

     Stores segment declined as a result of lower margin rates and increased store occupancy costs. Foodservice segment results improved as a result of improvement in Florida Foodservice operations.

Background

     During the quarter, the Company opened three new stores and relocated one store. New store growth is planned to continue in the remainder of fiscal 2002.

                                                        Quarter Ended               Year Ended
                                               -----------------------------      --------------
                                                 March 24,         March 25,        December 30,
                                                   2002              2001              2001
                                               -----------       -----------      --------------
         USA:
         Beginning store count                         224               214                 214
         Stores opened:
            New stores                                   3                 4                  11
            Relocations                                  1                 1                   2
         Stores relocated or closed                     (1)               (1)                 (3)
                                               -----------       -----------      --------------
         Ending store count                            227               218                 224
                                               -----------       -----------      --------------

         MEXICO:
         Beginning store count                           8                 7                   7
         New stores opened                               -                 -                   1
                                               -----------       -----------      --------------
         Ending store count                              8                 7                   8
                                               -----------       -----------       -------------

         Total Ending Store Count                      235               225                 232
                                               ===========       ===========      ==============

     Mexico operations are not consolidated and are reported on the equity basis of accounting.

     Management continually assesses each store's profitability on a pre-tax profit basis after allocation of corporate expenses. Stores not meeting strategic management objectives for profitability, market penetration, and/or other measures are evaluated for closure or relocation.

Generally, stores opened in mature markets are expected to achieve profitability within 18 months of operations. However, there can be no assurance that the Company will be able to open new stores in a timely manner; to hire, train and integrate employees; to continue locating and obtaining favorable store sites; or to adapt distribution, management information and other operating systems sufficiently to support store growth in a successful and profitable manner.

     Each of the Company's fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Comparison of Twelve Weeks Ended March 24, 2002 with Twelve Weeks Ended March 25, 2001.

     Sales. First quarter 2002 sales were $444.8 million, up 4.9% from $424.2 million in the first quarter of 2001.

     Store sales increased 7.8%, from $324.6 million in first quarter 2001 to $350.0 million in first quarter 2002. Comparable store sales for the first quarter of 2002 increased 4.7% over the prior year's same quarter. Average comparable transaction size decreased by 1.4% to $37.47 in the first quarter of 2002.

     Foodservice sales decreased 4.8%, from $99.6 million in the first quarter of 2001 to $94.9 million in the current year's first quarter. Sales growth in the first quarter of 2002 was adversely affected by the continuation of decreased travel and tourism following the events of September 11, 2001 as well as the general economic downturn.

     Gross Margin. Gross margin improved 3.1%, from $57.8 million in the first quarter of 2001 to $59.6 million in the current year quarter. As a percentage of sales, gross margin decreased from 13.6% in the prior year's first quarter to 13.4% in first quarter 2002.

     Gross margins in the Stores segment increased $0.9 million to $51.2 million, but as a percentage of sales, decreased compared to the prior year's same quarter. The decrease in gross margins as a percentage of sales primarily reflects the lower merchandise margins and higher occupancy costs associated with new and relocated stores opened during 2001 and in the first quarter of 2002.

     Gross margins in the Foodservice segment increased $0.9 million to $8.4 million. Gross margins as a percentage of sales improved at both the Florida and northern California units. The Florida improvement was due to a favorable sales mix. The improvement in the northern California unit was due to improvements in warehouse and transportation partially offset by lower merchandise margins.

     Operating and Administrative Expenses. Operating and administrative expenses for the first quarter of 2002 were $55.4 million, up $1.3 million, or 2.5%, over the first quarter of 2001. These expenses, as a percentage of sales, decreased from 12.8% in the first quarter of 2001 to 12.5% in the first quarter of 2002. Operating and administrative expenses increased in the Stores segment due to increased store labor in support of the program to improve service and support sales as well as increased utility costs. Operating and administrative expenses decreased in the Foodservice segment due to a reduction in payroll and benefit costs in the Florida unit partially offset by increases in the northern California unit due to increased sales force expenses. Corporate expenses decreased due to the absence of other benefit charges that were recorded in the first quarter of 2001.

     Interest expense, net. Interest expense, net decreased from $3.1 million recorded in first quarter 2001 to $2.9 million in the first quarter of 2002 due to rate reductions as a result of the Company's improved financial ratios and declining market rates.

Financial Condition

     Cash and cash equivalents were $23.0 million at December 30, 2001, and $27.6 million at March 24, 2002. Operating activities provided cash of $12.2 million for the twelve weeks ended March 24, 2002. For the quarter, net cash used in investing activities was $6.4 million, comprised of $11.0 million in capital expenditures in support of Stores and Foodservice segments, partially offset by $2.5 million proceeds from sales of a store property and $2.1 million proceeds from other investing activities. For the quarter, net cash used in financing activities was $1.2 million.

     During the twelve weeks ended March 24, 2002, inventories decreased by $9.7 million and the related accounts payable decreased $4.8 million. Trade notes and accounts receivable decreased $7.2 million. Decreases in inventories and trade notes and accounts receivable were partially offset by increased prepaid expenses and other current assets and decreases in accounts payable, accrued salaries and wages and other accrued liabilities. Changes in operating assets and liabilities generally reflect the timing of receipts and disbursements.

     Stockholders' equity increased by $1.4 million to $273.0 million at March 24, 2002 as a result of the $0.6 million net income for the first quarter of 2002 plus $0.1 million of restricted stock agreements and $0.7 million decrease in accumulated OCI. The decrease in accumulated OCI includes $0.5 million, net of tax reduction in fair values of interest rate collar agreements and $0.2 million translation adjustment.

Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flows from operations. Additionally, the Company has availability under bank credit facilities. Net cash provided by operating activities was $12.2 million in the first quarter of 2002 as compared to $0.2 million in the first quarter of 2001. The $12.2 million cash provided by operations was due primarily to $6.5 million decreased accounts receivable, primarily in the Foodservice segment, and $9.7 million decreased inventory. Inventory decreased $7.7 million in the stores segment and $2.0 million in the Foodservice segment. At March 24, 2002, the Company had cash of $27.6 million, compared to $23.0 million at December 30, 2001. The Company had $136.5 million of debt, excluding capital leases, at March 24, 2002, compared to $137.0 million at December 30, 2001, and stockholders' equity of $273.0 million at March 24, 2002.

     The Company has in place a $175.0 million three-year senior secured revolving credit facility ("Credit Agreement") with a syndicate of banks that expires on November 30, 2004. As of March 24, 2002, $126.5 million of revolving debt and $3.0 million of letters of credit were outstanding. At March 24, 2002, the remaining availability under the Credit Agreement was $23.8 million according to a formula based on the value of eligible accounts receivable and inventory. As of

March 24, 2002, the Company also has in place a five-year operating lease agreement ("Lease Agreement") that provides for financing of three distribution facilities and 15 store locations.

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

New Accounting Pronouncements

     See Note 4 Goodwill for discussion of the Company's adoption of SFAS No.
142.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. Dollar and Mexican Peso. The Company's financial risk management objective is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. As of March 24, 2002, the Company's exposure to foreign currency risk was limited. Additionally, the Company is exposed to the market fluctuations associated with stock the Company received as a result of the demutualization transactions of a mutual insurance company in December 2001. As of March 24, 2002, the fair market value of the stock was $1.2 million.

Interest Rate Risk

     Interest rate risk is managed through the use of interest rate collar agreements to limit the impact of interest rate fluctuations on floating rate debt. These agreements, expiring during various periods from October 2002 to November 2004, hedge principal amounts of an aggregate of $100 million and limit the effect of LIBOR fluctuations to interest rate ranges from 4.74% to 8.00%. These agreements are entered into with major financial institutions thereby minimizing risk of credit loss.

Foreign Currency Risk

     The Company's exposure to foreign currency risk is limited to the Company's operations under Smart & Final de Mexico S.A.de C.V. ("Smart & Final Mexico") and the equity earnings in its Mexico joint venture. As of March 24, 2002, such exposure was the $4.1 million net investment in Smart & Final Mexico, comprised primarily of its Mexico joint venture. The Company's other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency. The Company does not hedge its foreign currency and therefore is not exposed to such hedging risk.

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

Forward-Looking and Cautionary Statements

     When used in this report, the words "believe," "expect," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause the Company's results of operations to be materially and adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) loss of customers or sales weakness; (iii) inability to achieve projected future sales levels or other operating results; (iv) interruption and/or inability to obtain adequate supplies of foodservice and other products; (v) operational inefficiencies in distribution or other Company systems; (vi) unexpected increases in fuel or other transportation-related costs; (vii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (viii) the unavailability of funds for capital expenditures; (ix) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreement; (x) continued downturn in tourism and travel industries; (xi) deterioration in national or regional economic conditions; and (xii) costs and uncertainties associated with known or potential legal actions. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn materially affect the Company's financial position and results of operations. On April 22, 2002 the Company announced it had identified certain accounting issues that would cause it to restate its financial statements. The Company restated its audited financial statements for fiscal years 2001, 2002 and 1999 including the cumulative effect of prior-years restated results. While no claims have been made to date, it is possible that claims may be brought by shareholders against the Company in connection with the accounting adjustments; costs related to the claims, including defense costs, could have an adverse effect on the Company's financial position and results of operations.

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

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  Not applicable

             (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, dated April 22, 2002 announcing the identification of accounting issues in prior years' reported operating results and the expected restatement of prior years' reported results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SMART & FINAL INC.

                                      By:



Date: June 4, 2002                           /s/ RICHARD N. PHEGLEY
                                      ------------------------------------------
                                                Richard N. Phegley
                                             Senior Vice President and
                                             Chief Financial Officer
                                      Principal Financial Officer of the Company