Form 10-Q
period 2002-06-16
SMART & FINAL INC/DE
filed 2002-07-30
CIK 875751

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-10811

SMART & FINAL INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 95-4079584
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Citadel Drive
City of Commerce, California	90040
(Address of principal executive offices)	(zip code)

(323) 869-7500
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

The registrant had 29,428,429 shares of common stock outstanding as of July 26, 2002.

SMART & FINAL INC.

INDEX

PART I

FINANCIAL INFORMATION

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 16, 2002	December 30, 2001
	(Unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$27,068	$23,016
Trade notes and accounts receivable, less allowance for doubtful accounts of $4,070 in 2002 and $3,817 in 2001	69,283	78,744
Inventories	166,781	175,302
Prepaid expenses and other current assets	6,620	7,303
Deferred tax asset	16,129	16,145

Total current assets	285,881	300,510
Property, plant and equipment:
Land	34,784	36,329
Buildings and improvements	30,436	30,209
Leasehold improvements	126,501	123,742
Fixtures and equipment	202,596	192,599

	394,317	382,879
Less—Accumulated depreciation and amortization	176,589	166,448

Net property, plant and equipment	217,728	216,431
Assets under capital leases, net of accumulated amortization of $9,846 in 2002 and $9,196 in 2001	10,345	12,038
Goodwill, net of accumulated amortization of $6,767 in 2002 and 2001	52,432	52,432
Deferred tax asset	7,110	7,110
Other assets	46,599	42,603

Total assets	$620,095	$631,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$7,969	$8,096
Accounts payable	91,837	104,615
Accrued salaries and wages	11,729	14,383
Other accrued liabilities	45,044	51,282

Total current liabilities	156,579	178,376
Long-term liabilities:
Notes payable, net of current maturities	—	5,004
Bank debt	139,000	127,000
Obligations under capital leases	10,601	12,871
Other long-term liabilities	16,943	15,349
Workers' compensation reserve, postretirement and postemployment benefits	22,156	20,943

Total long-term liabilities	188,700	181,167
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 29,394,841 shares issued and outstanding in 2002 and 29,393,449 in 2001)	294	294
Additional paid-in capital	207,183	206,874
Notes receivable for common stock	(100)	(100)
Accumulated other comprehensive loss	(4,563)	(4,840)
Retained earnings	72,002	69,353

Total stockholders' equity	274,816	271,581

Total liabilities and stockholders' equity	$620,095	$631,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 16, 2002	June 17, 2001	June 16, 2002	June 17, 2001
		(restated)		(restated)
	(Unaudited)		(Unaudited)
Sales	$476,129	$463,594	$920,953	$887,762
Cost of sales, buying and occupancy	411,367	398,254	796,627	764,634

Gross margin	64,762	65,340	124,326	123,128
Operating and administrative expenses	58,986	57,001	114,412	111,083

Income from operations	5,776	8,339	9,914	12,045
Interest expense, net	2,932	2,845	5,875	5,912

Income before provision for income taxes	2,844	5,494	4,039	6,133
Provision for income taxes	1,055	2,127	1,583	2,332

Income from consolidated subsidiaries	1,789	3,367	2,456	3,801
Equity earnings in unconsolidated subsidiary	273	276	193	396

Net income	$2,062	$3,643	$2,649	$4,197

Earnings per common share	$0.07	$0.12	$0.09	$0.14

Weighted average common shares	29,394,841	29,316,731	29,394,656	29,266,744

Earnings per common share, assuming dilution	$0.07	$0.12	$0.09	$0.14

Weighted average common shares and common share equivalents	29,582,465	29,660,429	29,631,574	29,576,444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Twenty-four Weeks Ended
	June 16, 2002	June 17, 2001
		(restated)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$2,649	$4,197
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of fixed assets	(1,163)	(426)
Depreciation and amortization	16,380	15,667
Deferred tax provision (benefit)	16	(1,264)
Amortization of deferred financing costs	795	781
Equity earnings in unconsolidated subsidiary	(193)	(396)
Decrease (increase) in:
Trade notes and accounts receivable	9,461	(3,734)
Inventories	8,521	1,857
Prepaid expenses and other current assets	(1,164)	425
Increase (decrease) in:
Accounts payable	(9,484)	(6,520)
Accrued salaries and wages	(2,654)	(3,646)
Other accrued liabilities	(2,305)	1,013

Net cash provided by operating activities	20,859	7,954

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(23,031)	(21,996)
Proceeds from disposal of property, plant and equipment	4,121	944
Other	(3,470)	(217)

Net cash used in investing activities	(22,380)	(21,269)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of costs	11	821
Payments on bank line of credit	(8,000)	(5,000)
Borrowings on bank line of credit	20,000	22,500
Payments on notes payable	(6,438)	(3,343)

Net cash provided by financing activities	5,573	14,978

Increase in cash and cash equivalents	4,052	1,663
Cash and cash equivalents at beginning of period	23,016	22,028

Cash and cash equivalents at end of period	$27,068	$23,691

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Smart & Final Inc. (the “Company”) is a Delaware corporation and is a 56.8 percent owned subsidiary of Casino USA, Inc. (the “Parent”). Casino Guichard-Perrachon, S.A. (“Casino France”), a publicly traded French joint stock limited liability company, is the principal shareholder of the Parent. Collectively, Casino France and its subsidiaries own approximately 59.8 percent of the Company’s common stock as of June 16, 2002.

The consolidated balance sheet as of June 16, 2002 and the consolidated statements of income and cash flows for the twelve weeks and twenty-four weeks ended June 16, 2002 and June 17, 2001 are unaudited. In the opinion of management, all adjustments which consisted of normal recurring items necessary for a fair presentation of these financial statements in conformity with accounting principles generally accepted in the United States have been included.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 30, 2001, as amended.

2.    Restatement of Financial Statements

On April 22, 2002 the Company announced it had identified certain accounting issues at its Stockton, California broadline foodservice subsidiary impacting prior years previously reported operating results that would cause it to restate its financial statements. The Company’s investigation of these matters has resulted in the Company restating its audited financial statements for fiscal years 2001, 2000 and 1999 including the cumulative effect of prior-years restated results in the Company’s filing on Form 10-K/A Amendment No. 2. The dollar amounts for the 2001 periods presented in this Form 10-Q reflect the aforementioned restatement adjustments, as applicable.

3.    Fiscal Years

The Company’s fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Goodwill

Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Accordingly, the Company performed a transitional impairment test on its existing goodwill and found no impairment as of June 16, 2002.

The following pro forma information presents the impact on net income and earnings per share had SFAS No. 142 been effective for the twelve weeks and twenty-four weeks ended June 17, 2001, dollars in thousands except per share amounts. Adjusted earnings per common share or adjusted earnings per common share, assuming dilution, may not aggregate due to rounding:

	Twelve-Weeks Ended June 17, 2001	Twenty-four Weeks Ended June 17, 2001
	(restated)	(restated)

Net income, as reported	$3,643	$4,197
Amortization of goodwill, net of tax	162	408

Net income, adjusted	$3,805	$4,605

Earnings per common share, as reported	$0.12	$0.14
Amortization of goodwill, net of tax	0.01	0.01

Earnings per common share, adjusted	$0.13	$0.16

Earnings per common share, assuming dilution, as reported	$0.12	$0.14
Amortization of goodwill, net of tax	0.01	0.01

Earnings per common share, assuming dilution, adjusted	$0.13	$0.16

5.    Derivatives

As of June 16, 2002, the Company had interest rate collar agreements with various banks to limit the impact of interest rate fluctuations on floating rate debt. These agreements, expiring during various periods from October 2002 to November 2004, hedge principal amounts of an aggregate of $100 million and limit the effect of LIBOR fluctuations to interest rate ranges from 4.74% to 8.00%. These agreements are designated as cash flow hedges and are considered fully effective. Accordingly, the effective portions of changes in fair values of these agreements are

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as other comprehensive income (“OCI”) and are reported on the statement of income when the hedged forecasted transaction affects earnings or the hedged item becomes ineffective.

As of June 16, 2002, these agreements had a cumulative loss of $4,030,000 recorded to OCI as a result of net changes in their fair market values. For the twenty-four weeks ended June 16, 2002, the reduction in the cumulative loss that was recorded to OCI was $43,000. Net derivative loss reclassified from OCI and recognized in results of operations was $1,551,000 and $47,000 in the twenty-four weeks ended June 16, 2002 and June 17, 2001, respectively. The Company estimates that $1,900,000 of net derivative loss included in OCI will be recognized in results of operations within the next twelve months.

6.    Comprehensive Income

Comprehensive income was computed as follows, amounts in thousands:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16,	June 17,	June 16,	June 17,
	2002	2001	2002	2001
		(restated)		(restated)
Net income	$2,062	$3,643	$2,649	$4,197
Other comprehensive income (loss):
Cumulative effect of accounting change, net of tax	—	—	—	(305)
Net gain (loss) on derivative instruments, net of tax	(473)	(203)	26	(788)
Foreign currency translation adjustments	51	31	251	(97)

Total other comprehensive income (loss)	(422)	(172)	277	(1,190)

Total comprehensive income	$1,640	$3,471	$2,926	$3,007

See Note 5 for change in OCI during the reporting period due to changes in fair values of derivative instruments designated as cash flow hedges.

In accordance with generally accepted accounting principles, the functional currency for the Company’s Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in OCI.

7.    Interest Expense

Interest expense was incurred primarily on borrowings under the Company’s revolving credit facilities and a loan from its Parent which was paid off in the fourth quarter of 2001. The Company paid $6.9 million and $5.2 million in interest in the twenty-four weeks ended June 16, 2002 and June 17, 2001, respectively.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

The Company and the Parent are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, the Company has made tax sharing payments to, or received benefits from, the Parent based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items. Tax sharing payments made by the Company to the Parent were $218,000 and $349,000 in the twenty-four weeks ended June 16, 2002 and June 17, 2001, respectively. The Company paid $55,000 and $36,000 state income taxes for states other than California in the twenty-four weeks ended June 16, 2002 and June 17, 2001, respectively. The Company paid $1,070,000 and $2,150,000 of federal income taxes in the twenty-four weeks ended June 16, 2002 and June 17, 2001, respectively.

9.    Earnings per Common Share

Earnings per common share is based on the weighted average number of common shares outstanding. Earnings per common share, assuming dilution includes the weighted average number of common stock equivalents outstanding related to employee stock options and other stock agreements.

10.    Segment Reporting

The Company has two reportable segments: Stores and broadline Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The broadline Foodservice distribution segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers and Smart & Final stores. Corporate Expense is comprised primarily of the Company’s corporate expenses incidental to the activities of the reportable segments and rental income from Smart & Final stores and Smart & Final de Mexico S.A. de C.V. (the Company’s 100%-owned subsidiary that holds 50% of a joint venture operating in Mexico). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

The Company does not allocate interest, income taxes or nonrecurring gains and losses to the reportable segments. These costs are included in Corporate Expense below. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

For the twelve weeks ended June 16, 2002:

	Stores	Foodservice	Corporate Expense	Total
Revenues from external customers	$386,646	$89,483	$—	$476,129
Intercompany real estate charge (income)	3,164	8	(3,172)	—
Interest income	—	—	129	129
Interest expense	—	—	3,061	3,061
Pre-tax income (loss)	7,878	(3,122)	(1,912)	2,844

For the twelve weeks ended June 17, 2001, as restated:

	Stores	Foodservice	Corporate Expense	Total
Revenues from external customers	$365,891	$97,703	$—	$463,594
Intercompany real estate charge (income)	3,644	119	(3,763)	—
Interest income	—	—	142	142
Interest expense	—	—	2,987	2,987
Pre-tax income (loss)	10,325	(1,984)	(2,847)	5,494

For the twenty-four weeks ended June 16, 2002:

	Stores	Foodservice	Corporate Expense	Total
Revenues from external customers	$736,606	$184,347	$—	$920,953
Intercompany real estate charge (income)	6,220	(15)	(6,205)	—
Interest income	—	—	254	254
Interest expense	—	—	6,129	6,129
Pre-tax income (loss)	13,773	(4,790)	(4,944)	4,039

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the twenty-four weeks ended June 17, 2001, as restated:

	Stores	Foodservice	Corporate Expense	Total
Revenues from external customer	$690,464	$197,298	—	$887,762
Intercompany real estate charge (income)	6,855	119	(6,974)	—
Interest income	—	—	267	267
Interest expense	—	—	6,179	6,179
Pre-tax income (loss)	17,263	(4,850)	(6,280)	6,133

11.    Legal Actions

The Company has been named as a defendant in various legal actions arising in the normal conduct of its business. The Company has also been named as defendant in a suit filed on September 13, 2001 in the Superior Court of the State of California for the County of Los Angeles. This suit, Sergio Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other Company store managers and assistant managers in California, alleging that the Company misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. The Company is actively investigating the merits of this action and believes that (a) the merits of this action do not warrant class action status; (b) the Company has certain defenses to the claim; and (c) the ultimate determination of this action will not have a material adverse effect on the Company’s results of operations or financial position.

The Company is a defendant in a number of other lawsuits or is otherwise a party to certain litigation arising in the ordinary course from its operations. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material adverse effect on the Company’s results of operations or financial position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s Form 10-K for the year ended December 30, 2001, as amended.

Summary

Smart & Final Inc. (the “Company”) reported net income of $2.1 million, or $0.07 per diluted share, for the twelve weeks ended June 16, 2002, compared to net income of $3.6 million, or $0.12 per diluted share, for the twelve weeks ended June 17, 2001. For the twenty-four weeks ended June 16, 2002, the Company reported net income of $2.6 million, or $0.09 per diluted share, compared to net income of $4.2 million, or $0.14 per diluted share, in the twenty-four weeks ended June 17, 2001.

Operating income decreased 30.7%, or $2.6 million, from $8.3 million in last year’s same quarter to $5.8 million in the twelve weeks ended June 16, 2002. Operating income decreased 17.7%, or $2.1 million, to $9.9 million in the twenty-four weeks ended June 16, 2002 from last year’s same period. Stores operating income decreased $2.4 million in second quarter 2002 and $3.5 million in the first half of 2002, respectively, when compared to the same quarter of 2001 and first half of 2001 due to decreased gross margins and increased store operating expenses. Foodservice operating loss increased $1.1 million in second quarter 2002 due to decreased sales and gross margins. Foodservice operating loss decreased $0.1 million in the first half of 2002.

Interest expense, net increased $0.1 million in the second quarter of 2002 compared to second quarter 2001 as a result of higher average outstanding debt level partially offset by rate reductions caused by the declining market rates.

Results of Operations

The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2002	June 17, 2001	June 16, 2002	June 17, 2001
		(restated)		(restated)
Sales:
Stores	81.2%	78.9%	80.0%	77.8%
Foodservice	18.8	21.1	20.0	22.2

Sales, consolidated total	100.0	100.0	100.0	100.0
Cost of sales, buying and occupancy	86.4	85.9	86.5	86.1

Gross margin	13.6	14.1	13.5	13.9
Operating and administrative expenses	12.4	12.3	12.4	12.5

Income from operations	1.2	1.8	1.1	1.4
Interest expense, net	0.6	0.6	0.6	0.7

Income before provision for income taxes	0.6	1.2	0.4	0.7
Provision for income taxes	0.2	0.5	0.2	0.3

Income from consolidated subsidiaries	0.4	0.7	0.3	0.4
Equity earnings in unconsolidated subsidiary	0.1	0.1	—	—

Net income	0.4%	0.8%	0.3%	0.5%

The following table sets forth pre-tax profit or loss, in millions, for each of the Company’s various reportable segments:
	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2002	June 17, 2001	June 16, 2002	June 17, 2001
		(restated)		(restated)
Stores	$7.9	$10.4	$13.8	$17.3
Foodservice	(3.1)	(2.0)	(4.8)	(4.9)

Segment totals	4.8	8.4	9.0	12.4
Interest and other corporate expenses	(2.0)	(2.9)	(5.0)	(6.3)

Consolidated pre-tax income	$2.8	$5.5	$4.0	$6.1

Stores segment declined as a result of lower margin rates and increased store operating expenses. Foodservice segment loss increased as a result of decreased sales and gross margin rates.

Background

During the first half of 2002, the Company opened five new stores and relocated one store. New store growth is planned to continue in the remainder of fiscal 2002.

	Twelve Weeks Ended		Twenty-Four Weeks Ended		Year Ended
	June 16, 2002	June 17, 2001	June 16, 2002	June 17, 2001	December 30, 2001
USA:
Beginning store count	227	218	224	214	214
Stores opened:
New stores	2	1	5	5	11
Relocations	—	—	1	1	2
Stores relocated or closed	(2)	—	(3)	(1)	(3)

Ending store count	227	219	227	219	224

MEXICO:
Beginning store count	8	7	8	7	7
New stores opened	—	—	—	—	1

Ending store count	8	7	8	7	8

Total Ending Store Count	235	226	235	226	232

Mexico operations are not consolidated and are reported on the equity basis of accounting.

Management continually assesses each store’s profitability on a pre-tax profit basis after allocation of corporate expenses. Stores not meeting strategic management objectives for profitability, market penetration, and/or other measures are evaluated for closure or relocation. Generally, stores opened in mature markets are expected to achieve profitability within 18 months of operations. However, there can be no assurance that the Company will be able to open new stores in a timely manner; to hire, train and integrate employees; to continue locating and obtaining favorable store sites; or to adapt distribution, management information and other operating systems sufficiently to support store growth in a successful and profitable manner.

Each of the Company’s fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Comparison of Twelve Weeks Ended June 16, 2002 with Twelve Weeks Ended June 17, 2001.

Sales.    Second quarter 2002 sales were $476.1 million, up 2.7% from $463.6 million in the second quarter of 2001.

Store sales increased 5.7%, from $365.9 million in second quarter 2001 to $386.6 million in second quarter 2002. Comparable store sales for the second quarter of 2002 increased 3.5%

over the prior year’s same quarter. Average comparable transaction size decreased by 0.3% to $38.69 in the second quarter of 2002.

Foodservice sales decreased 8.4%, from $97.7 million in the second quarter of 2001 to $89.5 million in the current year’s second quarter. Sales growth in the second quarter of 2002 was adversely affected by the continuation of decreased travel and tourism following the events of September 11, 2001 as well as the general economic downturn.

Gross Margin.    Gross margin decreased 0.9%, from $65.3 million in the second quarter of 2001 to $64.8 million in the current year quarter. As a percentage of sales, gross margin decreased from 14.1% in the prior year’s second quarter to 13.6% in second quarter 2002.

Gross margins in the Stores segment increased $1.6 million to $58.5 million, but as a percentage of sales, decreased compared to the prior year’s same quarter. The decrease in gross margins as a percentage of sales primarily reflects the lower merchandise margins and higher occupancy costs associated with new and relocated stores opened since the second quarter of 2001.

Gross margins in the Foodservice segment decreased $2.2 million to $6.3 million. Gross margins as a percentage of sales decreased at both the Florida and northern California units. Warehouse and transportation costs as a percentage of sales increased due to decreased sales and were partially offset by increased merchandise margins. The decrease in gross margin rate in the northern California unit was also impacted by an unfavorable sales mix.

Operating and Administrative Expenses.    Operating and administrative expenses for the second quarter of 2002 were $59.0 million, up $2.0 million, or 3.5%, over the second quarter of 2001. These expenses, as a percentage of sales, increased from 12.3% in the second quarter of 2001 to 12.4% in the second quarter of 2002. Operating and administrative expenses increased in the Stores segment due to increased store labor in support of the program to improve service and support sales as well as increased fringe benefit and utility costs. Operating and administrative expenses decreased in the Foodservice segment due to overall expense reductions in the northern California unit and the continuing cost control in the Florida unit. Corporate expenses decreased primarily due to the gain from sale of property recorded in the second quarter of 2002.

Interest expense, net.    Interest expense, net increased from $2.8 million recorded in second quarter 2001 to $2.9 million in the second quarter of 2002 due to higher average outstanding debt level that was partially offset by rate reductions as a result of the declining market rates.

Comparison of Twenty-Four Weeks Ended June 16, 2002 with Twenty-Four Weeks Ended June 17, 2001.

Sales.    Sales were $921.0 million, up 3.7% from $887.8 million, for the twenty-four weeks ended June 16, 2002.

Store sales increased 6.7%, from $690.5 million in the first half of 2001 to $736.6 million in first half of 2002. Comparable store sales for the first half of 2002 increased 4.1% over the prior year’s same period. Average comparable transaction size decreased by 0.9% to $38.14 in the first half of 2002.

Foodservice sales decreased 6.6%, from $197.3 million in the first half of 2001 to $184.3 million in the current year’s same period. Sales growth in the first half of 2002 was adversely affected by the continuation of decreased travel and tourism following the events of September 11, 2001 as well as the general economic downturn.

Gross Margin.    Gross margin increased 1.0%, from $123.1 million in the first half of 2001 to $124.3 million in the current year’s same period. As a percentage of sales, gross margin decreased from 13.9% in the first half of prior year to 13.5% in the first half of 2002.

Gross margins in the Stores segment increased $2.5 million to $109.7 million in the first half of 2002, but as a percentage of sales, decreased compared to the first half of 2001. The decrease in gross margins as a percentage of sales primarily reflects the lower merchandise margins and higher occupancy costs associated with new and relocated stores opened during 2001 and in the first two quarters of 2002.

Gross margins in the Foodservice segment decreased $1.3 million to $14.6 million in the first half of 2002 when compared to the same period of 2001. Warehouse and transportation costs decreased slightly in the first half of 2002 but as a percentage of sales, increased due to decreased sales and were partially offset by increased merchandise margins. The gross margin rates were also impacted by an unfavorable sales mix in the northern California unit.

Operating and Administrative Expenses.    Operating and administrative expenses for the first half of 2002 were $114.4 million, up $3.3 million, or 3.0%, over the first half of 2001. These expenses, as a percentage of sales, decreased from 12.5% in the equivalent period of 2001 to 12.4% in the first half in 2002. Operating and administrative expenses increased in the Stores segment due to increased store labor in support of the program to improve service and support sales as well as increased fringe benefit and utility costs. Operating and administrative expenses increased slightly in the Foodservice segment as the increase in northern California unit was offset by the decrease in the Florida unit. Corporate expenses decreased primarily due to increased gain from sale of property in the first half of 2002.

Interest expense, net.    Interest expense, net was $5.9 million in the first half of 2002, same as in the equivalent period of 2001 as the impact of the increase in the average outstanding debt level was offset by rate reductions as a result of the declining market rates.

Financial Condition

Cash and cash equivalents were $23.0 million at December 30, 2001, and $27.1 million at June 16, 2002. Operating activities provided cash of $20.9 million for the twenty-four weeks ended June 16, 2002. For the first half of 2002, net cash used in investing activities was $22.4 million, comprised of $23.0 million in capital expenditures in support of Stores and Foodservice segments and $3.5 million used in other investing activities, partially offset by $4.1 million proceeds from the sale of store properties. For the first half of 2002, net cash provided by financing activities was $5.6 million.

During the twenty-four weeks ended June 16, 2002, inventories decreased by $8.5 million and the related accounts payable decreased $9.5 million. Trade notes and accounts receivable decreased $9.5 million. Decreases in inventories and trade notes and accounts receivable were partially offset by decreases in accounts payable, accrued salaries and wages and other accrued liabilities and increased prepaid expenses and other current assets. Changes in operating assets and liabilities generally reflect the timing of receipts and disbursements.

Stockholders’ equity increased by $3.2 million to $274.8 million at June 16, 2002 as a result of the $2.6 million net income for the first half of 2002 plus $0.3 million amortization resulting from restricted stock agreements and $0.3 million decrease in accumulated OCI. The decrease in accumulated OCI includes primarily the foreign currency translation adjustment.

Liquidity and Capital Resources

Historically, the Company’s primary source of liquidity has been cash flows from operations. Additionally, the Company has availability under bank credit facilities. Net cash provided by operating activities was $20.9 million in the first half of 2002 as compared to $8.0 million in the first half of 2001. The $20.9 million cash provided by operations was due primarily to $9.5 million decreased accounts receivable, in both Stores and Foodservice segments, and $8.5 million decreased inventory. Inventory decreased $5.8 million in the Stores segment and $2.7 million in the Foodservice segment. At June 16, 2002, the Company had cash of $27.1 million, compared to $23.0 million at December 30, 2001. The Company had $144.0 million of debt, excluding capital leases, at June 16, 2002, compared to $137.0 million at December 30, 2001, and stockholders’ equity of $274.8 million at June 16, 2002.

The Company has in place a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks that expires on November 30, 2004. As of June 16, 2002, $139.0 million of revolving debt and $3.6 million of letters of credit were outstanding. At June 16, 2002, the remaining availability under the Credit Agreement was $9.5 million according to a formula based on the value of eligible accounts receivable and inventory. As of June 16, 2002, the Company also has in place a five-year operating lease agreement (“Lease Agreement”) that provides for financing of three distribution facilities and 15 store locations. There are several banks and financing institutions as well as Casino USA that are participants in the Lease Agreement. Casino USA’s share of participation is $16.1 million.

The Company expects to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations and other borrowings and proceeds from the issuance of equity securities. The Company believes that its sources of funds are adequate to provide for working capital, capital expenditures, and debt service requirements for the foreseeable future.

New Accounting Pronouncements

See Note 4 Goodwill for discussion of the Company’s adoption of SFAS No. 142.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. Dollar and Mexican Peso. The Company’s financial risk management objective is to minimize the negative impact of interest rate fluctuations on the Company’s earnings and cash flows. As of June 16, 2002, the Company’s exposure to foreign currency risk was limited. Additionally, the Company is exposed to the market fluctuations associated with stock the Company received as a result of the demutualization transactions of a mutual insurance company in December 2001. As of June 16, 2002, the fair market value of the stock was $1.3 million.

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

Foreign Currency Risk

The Company’s exposure to foreign currency risk is limited to the Company’s operations under Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”) and the equity earnings in its Mexico joint venture. As of June 16, 2002, such exposure was the $4.4 million net investment in Smart & Final Mexico, comprised primarily of its Mexico joint venture. The Company’s other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency. The Company does not hedge its foreign currency and therefore is not exposed to such hedging risk.

Credit Risk

The Company is exposed to credit risk on trade notes and accounts receivable. The Company provides credit primarily to foodservice distribution customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade notes and accounts receivables are limited due to the number of customers comprising the Company’s customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

Forward-Looking and Cautionary Statements

When used in this report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause the Company’s results of operations to be materially and adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) loss of customers or sales weakness; (iii) inability to achieve projected future sales levels or other operating results; (iv) interruption and/or inability to obtain adequate supplies of foodservice and other products; (v) operational inefficiencies in distribution or other Company systems; (vi) unexpected increases in fuel or other transportation-related costs; (vii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (viii) the unavailability of funds for capital expenditures; (ix) increases in interest rates or the Company’s cost of borrowing or a default under any material debt agreement; (x) continued downturn in tourism and travel industries; (xi) deterioration in national or regional economic conditions; and (xii) costs and uncertainties associated with known or potential legal actions. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn materially affect the Company’s financial position and results of operations.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The Company has been named as defendant in a suit filed on September 13, 2001 in the Superior Court of the State of California for the County of Los Angeles. This suit, Sergio Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other Company store managers and assistant managers in California, alleging that the Company misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. The Company is actively investigating the merits of this action and believes that (a) the merits of this action do not warrant class action status; (b) the Company has certain defenses to the claim; and (c) the ultimate determination of this action will not have a material adverse effect on the Company’s results of operations or financial position.

The Company is a defendant in a number of other lawsuits or is otherwise a party to certain litigation arising in the ordinary course from its operations. The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material adverse effect on the Company’s results of operations or financial position.

Item 2.     Changes in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number	Description of Exhibit

None

(b)  Reports on Form 8-K

On April 24, 2002, the Company filed a Current Report on Form 8-K, dated April 22, 2002, with the Securities and Exchange Commission attaching a press release regarding the Company discovering certain accounting issues and the rescheduling of the Company’s annual meeting, which information was reported under Item 5, “Other Events” and Item 7, “Financial Statements and Exhibits”.

On May 8, 2002, the Company filed a Current Report on Form 8-K, dated May 6, 2002, with the Securities and Exchange Commission attaching a press release regarding the Company’s earnings for the first Quarter of 2002 and the restatement of prior financial statements, which information was reported under Item 5, “Other Events” and Item 7, “Financial Statements and Exhibits”.

On June 10, 2002, the Company filed a Current Report on Form 8-K, dated June 4, 2002, with the Securities and Exchange Commission regarding the Company entering into certain agreements with its lenders to waive the Company’s non-compliance and made certain adjustments to required financial covenants for future fiscal periods, which information was reported under Item 5, “Other Events” and Item 7, “Financial Statements and Exhibits”.

On June 12, 2002, the Company filed a Current Report on Form 8-K, dated June 7, 2002, with the Securities and Exchange Commission regarding the Company’s decision to change its certified public accountants, which information was reported under Item 4, “Changes in Certifying Accountant” and Item 7 “Financial Statements and Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley Senior Vice President and Chief Financial Officer Principal Financial Officer of the Company

Date: July 29, 2002