Form 10-Q
period 2002-10-06
SMART & FINAL INC/DE
filed 2002-11-15
CIK 875751

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

                      (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number 001-10811

SMART & FINAL INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 95-4079584
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Citadel Drive City of Commerce, California (Address of principal executive offices)	90040 (zip code)

Registrant’s telephone number, including area code:	(323) 869-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐.

The registrant had 29,443,198 shares of common stock outstanding as of November 13, 2002.

SMART & FINAL INC.
Index

SMART & FINAL INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	October 6, 2002	December 30, 2001
		(restated)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,941	$23,016
Trade notes and accounts receivable, less allowance for doubtful accounts of $3,552 in 2002 and $3,817 in 2001	69,127	78,744
Inventories	168,610	175,302
Prepaid expenses and other current assets	7,028	7,303
Deferred tax asset	16,477	16,145

Total current assets	286,183	300,510
Property, plant and equipment:
Land	34,569	36,329
Buildings and improvements	30,385	30,209
Leasehold improvements	130,704	123,742
Fixtures and equipment	211,796	192,599

	407,454	382,879
Less – Accumulated depreciation and amortization	184,547	166,448

Net property, plant and equipment	222,907	216,431
Assets under capital leases, net of accumulated amortization of $10,672 in 2002 and $9,196 in 2001	9,519	12,038
Goodwill, net of accumulated amortization of $6,767 in 2002 and 2001	52,432	52,432
Deferred tax asset	7,110	7,110
Other assets	44,832	42,603

Total assets	$622,983	$631,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$7,894	$8,096
Accounts payable	95,075	104,615
Accrued salaries and wages	11,169	14,383
Other accrued liabilities	52,169	51,282

Total current liabilities	166,307	178,376
Long-term liabilities:
Notes payable, net of current maturities	—	5,004
Bank debt	130,000	127,000
Obligations under capital leases	9,733	12,871
Other long-term liabilities	17,623	15,349
Workers’ compensation reserve, postretirement and postemployment benefits	23,104	20,943

Total long-term liabilities	180,460	181,167
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 29,443,198 shares issued and outstanding in 2002 and 29,393,449 in 2001)	294	294
Additional paid-in capital	206,816	206,874
Notes receivable for common stock	(100)	(100)
Accumulated other comprehensive loss	(5,471)	(4,840)
Retained earnings	74,677	69,353

Total stockholders’ equity	276,216	271,581

Total liabilities and stockholders’ equity	$622,983	$631,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMART & FINAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended

	October 6, 2002	October 7, 2001	October 6, 2002	October 7, 2001
		(restated)		(restated)

	(Unaudited)		(Unaudited)
Sales	$627,224	$609,329	$1,548,177	$1,497,091
Cost of sales, buying and occupancy	536,451	520,962	1,333,078	1,285,596

Gross margin	90,773	88,367	215,099	211,495
Operating and administrative expenses	83,182	78,928	197,594	190,011

Income from operations	7,591	9,439	17,505	21,484
Interest expense, net	4,134	3,633	10,009	9,545

Income before provision for income taxes	3,457	5,806	7,496	11,939
Provision for income taxes	1,187	2,151	2,770	4,483

Income from consolidated subsidiaries	2,270	3,655	4,726	7,456
Equity earnings in unconsolidated subsidiary	405	274	598	670

Net income	$2,675	$3,929	$5,324	$8,126

Earnings per common share	$0.09	$0.13	$0.18	$0.28

Weighted average common shares	29,432,264	29,387,111	29,409,699	29,314,891

Earnings per common share, assuming dilution	$0.09	$0.13	$0.18	$0.27

Weighted average common shares and common share equivalents	29,433,016	29,783,608	29,552,151	29,659,309

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMART & FINAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Forty Weeks Ended

	October 6, 2002	October 7, 2001
		(restated)

	(Unaudited)
Cash Flows from Operating Activities:
Net income	$5,324	$8,126
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of property, plant and equipment	(1,549)	(462)
Depreciation and amortization	27,481	26,204
Deferred tax benefit	(332)	(2,899)
Amortization of deferred financing costs	1,410	1,302
Equity earnings in unconsolidated subsidiary	(598)	(670)
Decrease (increase) in:
Trade notes and accounts receivable	9,617	(5,369)
Inventories	6,692	(3,127)
Prepaid expenses and other assets	(811)	(1,057)
Increase (decrease) in:
Accounts payable	(6,246)	(3,511)
Accrued salaries and wages	(3,214)	(2,284)
Other accrued liabilities	4,969	3,548

Net cash provided by operating activities	42,743	19,801

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(38,239)	(32,474)
Proceeds from disposal of property, plant and equipment	5,710	986
Other	(3,919)	(4,049)

Net cash used in investing activities	(36,448)	(35,537)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of costs	11	976
Payments on bank line of credit	(17,000)	(10,000)
Borrowings on bank line of credit	20,000	27,500
Payments on notes payable	(7,381)	(4,008)

Net cash (used in) provided by financing activities	(4,370)	14,468

Increase (decrease) in cash and cash equivalents	1,925	(1,268)
Cash and cash equivalents at beginning of the period	23,016	22,028

Cash and cash equivalents at end of the period	$24,941	$20,760

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMART & FINAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

             Smart & Final Inc. (the “Company”) is a Delaware corporation and is a 56.7 percent owned subsidiary of Casino USA, Inc. (the “Parent”).  Casino Guichard-Perrachon, S.A. (“Casino France”), a publicly traded French joint stock limited liability company, is the principal shareholder of the Parent.  Collectively, Casino France and its subsidiaries own approximately 59.7 percent of the Company’s common stock as of October 6, 2002.

             The consolidated balance sheet as of October 6, 2002 and the consolidated statements of income and cash flows for the sixteen weeks and forty weeks ended October 6, 2002 and October 7, 2001 are unaudited.  In the opinion of management, all adjustments which consisted of normal recurring items necessary for a fair presentation of these financial statements in conformity with accounting principles generally accepted in the United States have been included.

             These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 30, 2001, as amended.

2.          Restatement of Financial Statements

             On April 22, 2002 the Company announced it had identified certain accounting issues at its Stockton, California broadline foodservice subsidiary impacting prior years previously reported operating results that would cause it to restate its financial statements.  The Company’s investigation of these matters resulted in the Company restating its audited financial statements for fiscal years 2001, 2000 and 1999 including the cumulative effect of prior-years restated results in the Company’s filing on Form 10-K/A Amendment No. 2 filed on June 5, 2002.  The dollar amounts for the 2001 periods presented in this Form 10-Q reflect the aforementioned restatement adjustments, as applicable.

3.          Fiscal Years

             The Company’s fiscal year ends on the Sunday closest to December 31.  Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

SMART & FINAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.          Goodwill

             Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value.  The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.  During the period ended June 16, 2002, the Company completed a transitional impairment test on its existing goodwill and found no impairment.  The Company will perform the annual impairment test in the fourth quarter of 2002.

             The following pro forma information presents the impact on net income and earnings per share had SFAS No. 142 been effective for the sixteen weeks and forty weeks ended October 7, 2001, dollars in thousands except per share amounts.  Adjusted earnings per common share or adjusted earnings per common share, assuming dilution, may not aggregate due to rounding:

	Sixteen Weeks Ended October 7, 2001 (restated)	Forty Weeks Ended October 7, 2001 (restated)

Net income, as reported	$3,929	$8,126
Amortization of goodwill, net of tax	304	712

Net income, adjusted	$4,233	$8,838

Earnings per common share, as reported	$0.13	$0.28
Amortization of goodwill, net of tax	0.01	0.02

Earnings per common share, adjusted	$0.14	$0.30

Earnings per common share, assuming dilution, as reported	$0.13	$0.27
Amortization of goodwill, net of tax	0.01	0.02

Earnings per common share, assuming dilution, adjusted	$0.14	$0.30

5.          Derivatives

             As of October 6, 2002, the Company had interest rate collar agreements with various banks to limit the impact of interest rate fluctuations on floating rate debt.  These agreements, expiring during various periods from October 2002 to November 2004, hedge principal amounts of an aggregate of $100 million and limit the effect of LIBOR fluctuations to interest rate ranges from 4.74% to 8.00%.  These agreements are designated as cash flow hedges and are considered fully effective.  Accordingly, the effective portions of changes in fair values of these agreements

SMART & FINAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

are recorded as other comprehensive income (“OCI”) and are reported on the statement of income when the hedged forecasted transaction affects earnings or the hedged item becomes ineffective.

             As of October 6, 2002, these agreements had a cumulative loss of $4,899,000 recorded to OCI as a result of net changes in their fair market values.  For the forty weeks ended October 6, 2002, the cumulative loss that was recorded to OCI was $826,000.  Net derivative loss reclassified from OCI and recognized in results of operations was $2,606,000 and $374,000 in the forty weeks ended October 6, 2002 and October 7, 2001, respectively.  The Company estimates that $2,300,000 of net derivative loss included in OCI will be recognized in results of operations within the next twelve months.

6.          Comprehensive Income

             Comprehensive income was computed as follows, amounts in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended

	October 6, 2002	October 7, 2001	October 6, 2002	October 7, 2001
		(restated)		(restated)

Net income	$2,675	$3,929	$5,324	$8,126
Other comprehensive income (loss):
Cumulative effect of accounting change, net of tax	—	—	—	(305)
Net loss on derivative instruments, net of tax	(521)	(1,465)	(495)	(2,253)
Foreign currency translation adjustments	(387)	136	(136)	39

Total other comprehensive income (loss)	(908)	(1,329)	(631)	(2,519)

Total comprehensive income	$1,767	$2,600	$4,693	$5,607

             See Note 5 for change in OCI during the reporting period due to changes in fair values of derivative instruments designated as cash flow hedges.

             In accordance with accounting principles generally accepted in the United States, the functional currency for the Company’s Mexico operations has been the Mexican Peso.  As such, foreign currency translation gains and losses are included in OCI.

7.          Interest Expense

             Interest expense was incurred primarily on borrowings under the Company’s revolving credit facilities and a loan from its Parent which was paid off in the fourth quarter of 2001.  The Company paid $10.7 million and $9.9 million in interest in the forty weeks ended October 6, 2002 and October 7, 2001, respectively.

SMART & FINAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.          Income Taxes

             The Company and the Parent are parties to a tax sharing arrangement covering income tax obligations in the state of California.  Under this arrangement, the Company has made tax sharing payments to, or received benefits from, the Parent based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items.  Tax sharing payments made by the Company to the Parent were $272,000 and $542,000 in the forty weeks ended October 6, 2002 and October 7, 2001, respectively.  The Company paid $77,000 and $72,000 of state income taxes for states other than California in the forty weeks ended October 6, 2002 and October 7, 2001, respectively.  The Company paid $1,570,000 and $5,550,000 of federal income taxes in the forty weeks ended October 6, 2002 and October 7, 2001, respectively.

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

SMART & FINAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

             The revenues, pre-tax income (loss) and other information of each segment are as follows, amounts in thousands:

For the sixteen weeks ended October 6, 2002:

	Stores	Foodservice	Corporate Expense	Total

Revenues from external customers	$514,857	$112,367	$—	$627,224
Intercompany real estate charge (income)	4,218	11	(4,229)	—
Interest income	—	—	159	159
Interest expense	—	—	4,293	4,293
Pre-tax income (loss)	13,387	(4,170)	(5,760)	3,457

For the sixteen weeks ended October 7, 2001, as restated:

	Stores	Foodservice	Corporate Expense	Total

Revenues from external customers	$492,043	$117,286	$—	$609,329
Intercompany real estate charge (income)	4,997	182	(5,179)	—
Interest income	—	—	155	155
Interest expense	—	—	3,788	3,788
Pre-tax income (loss)	13,088	(4,678)	(2,604)	5,806

For the forty weeks ended October 6, 2002:

	Stores	Foodservice	Corporate Expense	Total

Revenues from external customers	$1,251,463	$296,714	$—	$1,548,177
Intercompany real estate charge (income)	10,438	(4)	(10,434)	—
Interest income	—	—	413	413
Interest expense	—	—	10,422	10,422
Pre-tax income (loss)	27,160	(8,960)	(10,704)	7,496

SMART & FINAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the forty weeks ended October 7, 2001, as restated:

	Stores	Foodservice	Corporate Expense	Total

Revenues from external customers	$1,182,507	$314,584	$—	$1,497,091
Intercompany real estate charge (income)	11,852	301	(12,153)	—
Interest income	—	—	422	422
Interest expense	—	—	9,967	9,967
Pre-tax income (loss)	30,351	(9,528)	(8,884)	11,939

11.        Legal Actions

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

             Effective October 15, 2002 the Company entered into a settlement agreement with a supplier of chemical and equipment products to its broadline foodservice business unit in Stockton, California whereby a dispute was resolved through the payment by the Company of a settlement amount and the parties entering into a multiple year supply contract.  The Company recorded a pre-tax charge of $1.3 million in the results for the sixteen weeks ended October 6, 2002 related to the costs associated with this settlement.

             The Company is a defendant in a number of other lawsuits or is otherwise a party to certain litigation arising in the ordinary course from its operations.  The Company does not believe that the ultimate determination of these cases will either individually or in the aggregate have a material adverse effect on the Company’s results of operations or financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPER ATIONS

             Management’s discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s Form 10-K for the year ended December 30, 2001, as amended.

Summary

             Smart & Final Inc. (the “Company”) reported net income of $2.7 million, or $0.09 per diluted share, for the sixteen weeks ended October 6, 2002, compared to net income of $3.9 million, or $0.13 per diluted share, for the sixteen weeks ended October 7, 2001.  For the forty weeks ended October 6, 2002, the Company reported net income of $5.3 million, or $0.18 per diluted share, compared to net income of $8.1 million, or $0.27 per diluted share, in the forty weeks ended October 7, 2001.  Included in the results for the sixteen weeks ended October 6, 2002 was a pre-tax charge of $1.3 million, or $0.03 per diluted share, reflecting the costs associated with the settlement of a contractual dispute with a vendor.

             Operating income decreased 19.6%, or $1.8 million, from $9.4 million in last year’s third  quarter to $7.6 million in the sixteen weeks ended October 6, 2002.  Operating income decreased 18.5%, or $4.0 million, to $17.5 million in the forty weeks ended October 6, 2002 from last year’s same period.  Stores operating income increased $0.3 million in third quarter 2002 when compared to the same quarter of 2001.  Stores operating income decreased $3.2 million for the forty weeks ended October 6, 2002 when compared to the same period of 2001 due to lower gross margin rates and increased store operating expenses.  Foodservice operating loss decreased $0.4 million in the third quarter of 2002 and $0.5 million in the first three quarters of 2002 due to decreased operating expenses.

             Interest expense, net increased $0.5 million in the third quarter of 2002 compared to third quarter 2001 as a result of higher average outstanding debt levels.

Results of Operations

             The following table shows, for the periods indicated, certain condensed consolidated income statement data, expressed as a percentage of sales.  Totals may not aggregate due to rounding.

	Sixteen Weeks Ended		Forty Weeks Ended

	October 6, 2002	October 7, 2001 (restated)	October 6, 2002	October 7, 2001 (restated)

Sales:
Stores	82.1%	80.8%	80.8%	79.0%
Foodservice	17.9	19.2	19.2	21.0

Sales, consolidated total	100.0	100.0	100.0	100.0
Cost of sales, buying and occupancy	85.5	85.5	86.1	85.9

Gross margin	14.5	14.5	13.9	14.1
Operating and administrative expenses	13.3	13.0	12.8	12.7

Income from operations	1.2	1.5	1.1	1.4
Interest expense, net	0.7	0.6	0.6	0.6

Income before provision for income taxes	0.6	1.0	0.5	0.8
Provision for income taxes	0.2	0.4	0.2	0.3

Income from consolidated subsidiaries	0.4	0.6	0.3	0.5
Equity earnings in unconsolidated subsidiary	0.1	—	—	—

Net income	0.4%	0.6%	0.3%	0.5%

                The following table sets forth pre-tax income or loss, in millions, for each of the Company’s various reportable segments:

	Sixteen Weeks Ended		Forty Weeks Ended

	October 6, 2002	October 7, 2001 (restated)	October 6, 2002	October 7, 2001 (restated)

Stores	$13.4	$13.1	$27.2	$30.4
Foodservice	(4.2)	(4.6)	(9.0)	(9.5)

Segment totals	9.2	8.5	18.2	20.9
Corporate Expense	(5.7)	(2.7)	(10.7)	(9.0)

Consolidated pre-tax income	$3.5	$5.8	$7.5	$11.9

             Stores segment pre-tax income increased for the quarter as a result of increased sales partially offset by increased store operating expenses.  Stores segment pre-tax income declined year over year as a result of lower gross margin rates and increased store operating expenses.  Foodservice segment pre-tax loss decreased for the quarter and year over prior periods due to decreased operating expenses.  Corporate Expense increased for the quarter primarily due to the $1.3 million pre-tax litigation charge, increased interest expense and lower intercompany real estate income.  Corporate Expense increased year over year due to the $1.3 million pre-tax litigation charge, increased interest expense and lower intercompany real estate income partially offset by increased real estate gains.

Background

             During the forty weeks ended October 6, 2002, the Company opened nine new stores and relocated one store.  New store growth is planned to continue in the remainder of fiscal 2002.

	Sixteen Weeks Ended		Forty Weeks Ended		Year Ended

	October 6, 2002	October 7, 2001	October 6, 2002	October 7, 2001	December 30, 2001

USA:
Beginning store count	227	219	224	214	214
Stores opened:
New stores	4	3	9	8	11
Relocations	—	—	1	1	2
Stores relocated or closed	(1)	(1)	(4)	(2)	(3)

Ending store count	230	221	230	221	224

MEXICO:
Beginning store count	8	7	8	7	7
New stores opened	—	—	—	—	1

Ending store count	8	7	8	7	8

Total Ending Store Count	238	228	238	228	232

             Mexico operations are not consolidated and are reported on the equity basis of accounting.

             Management periodically assesses each store’s profitability on a pre-tax profit basis after allocation of corporate expenses.  Stores not meeting strategic management objectives for profitability, market penetration, and/or other measures are evaluated for closure or relocation.  Generally, stores opened in mature markets are expected to achieve profitability within 18 months of operations.  However, there can be no assurance that the Company will be able to open new stores in a timely manner; to hire, train and integrate employees; to continue locating and obtaining favorable store sites; or to adapt distribution, management information and other operating systems sufficiently to support store growth in a successful and profitable manner.

             Each of the Company’s fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Comparison of Sixteen Weeks Ended October 6, 2002 with Sixteen Weeks Ended October 7, 2001.

             Sales.  Third quarter 2002 sales were $627.2 million, up 2.9% from $609.3 million in the third quarter of 2001.

             Store sales increased 4.6%, from $492.0 million in third quarter 2001 to $514.9 million in third quarter 2002.  Comparable store sales for the third quarter of 2002 increased 2.5% over the prior year’s same quarter.  Average comparable transaction size decreased by 1.0% to $38.76 in the third quarter of 2002.

             Foodservice sales decreased 4.2%, from $117.3 million in the third quarter of 2001 to $112.4 million in the current year’s third quarter.  Sales growth in the third quarter of 2002 was adversely affected by the general economic downturn.

             Gross Margin.  Gross margin increased 2.7%, from $88.4 million in the third quarter of 2001 to $90.8 million in the current year quarter.  As a percentage of sales, gross margin remained at 14.5% for the third quarter of 2002 as compared to the prior year’s third quarter.

             Gross margins in the Stores segment increased $2.8 million to $82.6 million, but as a percentage of sales, decreased compared to the prior year’s same quarter.  The decrease in gross margins as a percentage of sales primarily reflects the increased occupancy costs associated with new and relocated stores opened since the fourth quarter of 2001, partially offset by improved merchandise margins.

             Gross margins in the Foodservice segment decreased $0.4 million to $8.2 million.  Gross margins as a percentage of sales decreased at the northern California unit but improved at the Florida unit.  The decrease in gross margin rate in the northern California unit was attributable to a change in sales mix, partially offset by decreases in warehouse and transportation costs.  The gross margin rate in the Florida unit increased due to a change in sales mix but was partially offset by the increased warehouse and transportation costs as a percentage of sales.

             Operating and Administrative Expenses.  Operating and administrative expenses for the third quarter of 2002 were $83.2 million, up $4.3 million, or 5.4%, over the third quarter of 2001.  These expenses, as a percentage of sales, increased from 13.0% in the third quarter of 2001 to 13.3% in the third quarter of 2002.  Operating and administrative expenses increased in the Stores segment primarily due to increased store labor in support of the program to improve service and support sales as well as increased fringe benefit and utility costs, partially offset by decreases in performance-based compensation as compared to the prior year’s same period.  Operating and administrative expenses decreased in the Foodservice segment due to expense reductions in the northern California unit.  The increase in corporate expenses was partially due to a pre-tax charge of $1.3 million reflecting the costs associated with the settlement of a contractual dispute with a vendor.  This increase was partially offset by the gain from sale of property recorded in the third quarter of 2002.

             Interest expense, net.  Interest expense, net increased from $3.6 million recorded in third quarter 2001 to $4.1 million in the third quarter of 2002 due to higher average outstanding debt levels.

Comparison of Forty Weeks Ended October 6, 2002 with Forty Weeks Ended October 7, 2001.

             Sales.  Sales were $1,548.2 million, up 3.4% from $1,497.1 million for the forty weeks ended October 6, 2002.

             Store sales increased 5.8% to $1,251.5 million in the forty weeks ended October 6, 2002 from $1,182.5 million in the same period of 2001.  Comparable store sales for the forty weeks ended October 6, 2002 increased 3.4% over the prior year’s same period.  Average comparable transaction size decreased by 0.9% to $38.42 in the forty weeks ended October 6, 2002.

             Foodservice sales decreased 5.7% to $296.7 million in the forty weeks ended October 6, 2002 from $314.6 million in the prior year’s same period.  Sales growth in the first three quarters of 2002 was adversely affected by the continuation of decreased travel and tourism following the events of September 11, 2001 as well as the general economic downturn.

             Gross Margin.  Gross margin increased 1.7% to $215.1 million in the forty weeks ended October 6, 2002 from $211.5 million in the prior year’s same period.  As a percentage of sales, gross margin decreased from 14.1% in the first three quarters of 2001 to 13.9% in the same period of 2002.

             Gross margins in the Stores segment increased $5.3 million to $192.3 million in the forty weeks ended October 6, 2002, but as a percentage of sales decreased compared to the same period of 2001.  The decrease in gross margins as a percentage of sales primarily reflects the lower merchandise margins and higher occupancy costs associated with new and relocated stores opened during 2001 and in the first three quarters of 2002.

             Gross margins in the Foodservice segment decreased $1.7 million to $22.8 million in the forty weeks ended October 6, 2002 when compared to the same period of 2001. Warehouse and transportation costs decreased slightly during the first three quarters of 2002 but as a percentage of sales increased due to decreased sales and were partially offset by improved merchandise margin rates.  The gross margin rates were also impacted by a change in sales mix in the northern California unit.

             Operating and Administrative Expenses.  Operating and administrative expenses for the forty weeks ended October 6, 2002 were $197.6 million, up $7.6 million, or 4.0%, over the same period of 2001.  These expenses as a percentage of sales increased from 12.7% in the equivalent period of 2001 to 12.8% in the forty weeks ended October 6, 2002.  Operating and administrative expenses increased in the Stores segment due to increased store labor in support of the program to improve service and support sales as well as increased fringe benefit and utility costs, partially offset by decreases in performance-based compensation as compared to the prior year’s same period.  Operating and administrative expenses  increased slightly in the Foodservice segment.  Corporate expenses include a $1.3 million pre-tax charge reflecting the costs associated with the settlement of a contractual dispute with a vendor.  Corporate expenses decreased primarily due to increased gain from sale of property in the forty weeks ended October 6, 2002.

             Interest expense, net.  Interest expense, net increased $0.5 million to $10.0 million in the forty weeks ended October 6, 2002 from the equivalent period of 2001 as the impact of the increase in the average outstanding debt level was partially offset by rate reductions as a result of the declining market rates.

Financial Condition

             Cash and cash equivalents were $23.0 million at December 30, 2001, and $24.9 million at October 6, 2002.  Operating activities provided cash of $42.7 million for the forty weeks ended October 6, 2002.  For the forty weeks ended October 6, 2002, net cash used in investing activities was $36.4 million, comprised of $38.2 million in capital expenditures in support of Stores and Foodservice segments and $3.9 million used in other investing activities, partially offset by $5.7 million proceeds from the sale of store properties.  For the forty weeks ended October 6, 2002, net cash used in financing activities was $4.4 million.

             During the forty weeks ended October 6, 2002, inventories decreased by $6.7 million and the related accounts payable decreased $6.2 million.  Trade notes and accounts receivable decreased $9.6 million.  Decreases in trade notes and accounts receivable and inventories and increases in other accrued liabilities were partially offset by decreases in accounts payable and accrued salaries and wages and increases in prepaid expenses and other assets.  Changes in operating assets and liabilities generally reflect the timing of receipts and disbursements.

             Stockholders’ equity increased by $4.6 million to $276.2 million at October 6, 2002.  The increase is comprised of $5.3 million net income for the forty weeks ended October 6, 2002 plus $0.5 million amortization resulting from restricted stock agreements and $0.1 million from issuance of common stocks pursuant to the Company’s stock compensation plans less $0.7 million treasury shares issued according to such plans and $0.6 million decrease in accumulated OCI.  The decrease in accumulated OCI includes primarily the decreases in fair market values of the Company’s interest rate collar agreements.

Liquidity and Capital Resources

             Historically, the Company’s primary source of liquidity has been cash flows from operations.  Additionally, the Company has availability under bank credit facilities.  Net cash provided by operating activities was $42.7 million in the forty weeks ended October 6, 2002 as compared to $19.8 million in the same period of 2001.  Such increase was due primarily to a $9.6 million decrease in trade notes and accounts receivable and a $6.7 million decrease in inventories, in both Stores and Foodservice segments.  At October 6, 2002, the Company had cash of $24.9 million, compared to $23.0 million at December 30, 2001.  The Company had $135.0 million of debt, excluding capital leases, at October 6, 2002, compared to $137.0 million at December 30, 2001, and stockholders’ equity of $276.2 million at October 6, 2002.

             The Company has in place a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks that expires on November 30, 2004.  As of October 6, 2002, $130.0 million of revolving debt and $3.9 million of letters of credit were outstanding.  At October 6, 2002, the remaining availability under the Credit Agreement was $18.8 million according to a formula based on the value of eligible accounts receivable and inventory.  As of October 6, 2002, the Company also has in place a five-year operating lease agreement (“Lease Agreement”) that provides for financing of three distribution facilities and 15 store locations.  There are several banks and financing institutions as well as Casino USA that are participants in the Lease Agreement.  Casino USA’s share of participation is $16.1 million.

             The Company is currently evaluating its pension benefit plan assumptions including asset return performance.  Changes in the benefit plan assumptions as well as the funded status of the plan may impact funding and expense levels in the future.  At this time, the Company estimates that these changes may require cash contributions to the plan in the range of $9 million to $11 million by 2003 fiscal year end.  Additionally, the Company estimates that an additional minimum liability for the pension plan will need to be recognized at fiscal year end 2002 which is estimated to result in a non-cash charge to OCI in the range of $8 million to $10 million.

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

New Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 143.

             In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical corrections.”  SFAS No. 145 requires most gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required.  SFAS No. 145 also amends SFAS No. 13 to require certain lease modifications to be treated as sales-leaseback transactions.  Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while other provisions are effective for fiscal years beginning after May 15, 2002.  The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 145.

             In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 146.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             The Company is exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. Dollar and Mexican Peso.  The Company’s major financial risk management objective is to minimize the negative impact of interest rate fluctuations on the Company’s earnings and cash flows.  As of October 6, 2002, the Company’s exposure to foreign currency risk was limited.  Additionally, the Company is exposed to the market fluctuations associated with stock the Company received as a result of the demutualization transactions of a mutual insurance company in December 2001.  As of October 6, 2002, the fair market value of the stock was $1.1 million.

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

Foreign Currency Risk

             The Company’s exposure to foreign currency risk is limited to the Company’s operations under Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”) and the equity earnings in its Mexico joint venture.  As of October 6, 2002, such exposure was the $4.4 million net investment in Smart & Final Mexico, comprised primarily of its Mexico joint venture.  The Company’s other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency.  The Company does not hedge its foreign currency and therefore is not exposed to such hedging risk.

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

Item 4.	CONTROLS AND PROCEDURES

             (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13(a)-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this quarterly report.  The procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act are (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

             (b) Changes in Internal Controls: In the quarter ended October 6, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weaknesses.

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

       In September 2001, a supplier of chemical and equipment products served the Company with a demand for arbitration that alleged the breach of a distribution agreement between the supplier and the Company’s Stockton, California broadline foodservice unit.  Effective October 15, 2002 the Company entered into a settlement agreement whereby the dispute was resolved through the payment by the Company of a settlement amount and the parties entering into a multiple year supply contract.  The Company recorded a pre-tax charge of $1.3 million in the results for the sixteen weeks ended October 6, 2002 related to the costs associated with this settlement.

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

       The annual Meeting of Stockholders of the Company was held on July 2, 2002.  At the meeting, stockholders (1) elected three directors of the Company to serve until 2005; (2) approved the amendment and restatement of the Long-Term Equity Compensation Plan; and (3) approved the amendment and restatement of the Non-Employee Director Stock Plan.

       The three directors elected at the meeting were Timm F. Crull, Joël-André Ornstein and Ross E. Roeder.  The directors whose term of office as a director continued after the meeting are Pierre B. Bouchut, Christian P. Couvreux, James S. Gold, Antoine Guichard, David J. McLaughlin, Thomas G. Plaskett, and Etienne Snollaerts.

The votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for office as a director were as follows:

	VOTES			Abstentions	Broker Non-Votes

	For	Against	Withheld

Timm F. Crull	23,411,286	—	1,018,940	—	—
Joël-André Ornstein	23,411,286	—	1,018,940	—	—
Ross E. Roeder	22,903,023	—	1,527,203	—	—

       The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for approving the amendment and restatement of the Long-Term Equity Compensation Plan were as follows:

	VOTES			Abstentions	Broker Non-Votes

	For	Against	Withheld

Amendment and Restatement of Long-Term Equity Compensation Plan	22,165,191	2,258,397	—	6,638	—

The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for approving the amendment and restatement of the Non-Employee Director Stock Plan were as follows:

	VOTES			Abstentions	Broker Non-Votes

	For	Against	Withheld

Amendment and Restatement of Non-Employee Director Stock Plan	23,098,160	1,321,878	—	10,188	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		Exhibit Number	Description of Exhibit

None

(b)	Reports on Form 8-K

On July 15, 2002, the Company filed a Current Report on Form 8-K, dated July 8, 2002, with the Securities and Exchange Commission regarding its execution of a definitive engagement letter between the Company and Ernst & Young LLP to act as its independent accountants for fiscal year ending December 29, 2002.  Such information was reported under Item 4. “Changes in Registrant’s Certifying Accountant.”

On October 4, 2002, the Company filed a Current Report on Form 8-K, dated September 27, 2002, with the Securities and Exchange Commission reporting the Company’s dispute with a former supplier of chemical and equipment products to its broadline foodservice distribution unit located in Stockton, California.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

By:

Date: November 15, 2002		/s/ RICHARD N. PHEGLEY

Richard N. Phegley Senior Vice President and Chief Financial Officer Principal Financial Officer of the Company

CERTIFICATIONS

I, Ross E. Roeder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Smart & Final Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002	/s/ ROSS E. ROEDER

Ross E. Roeder Chairman of the Board and Chief Executive Officer

I, Richard N. Phegley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Smart & Final Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002	/s/ RICHARD N. PHEGLEY

Richard N. Phegley Senior Vice President and Chief Financial Officer