Form 10-K
period 2002-12-29
SMART & FINAL INC/DE
filed 2003-03-14
CIK 875751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-10811

SMART & FINAL INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4079584
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Citadel Drive City of Commerce, California	90040
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (323) 869-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒	No ☐

As of June 16, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was  $89,383,000 (“non-affiliates” excludes for this purpose executive officers, directors and the registrant’s majority shareholder).

As of March 11, 2003, the registrant had outstanding 29,443,198 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Smart & Final Inc.’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 22, 2003 are incorporated by reference into Parts II & III of this Form 10-K.

SMART & FINAL INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 29, 2002

Forward-Looking Statements

          When used in this report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected.  These forward-looking statements speak only as of the date hereof.  All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors.  The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	increased competitive pressures;
•	deterioration in national or regional economic conditions;
•	interruption and/or inability to obtain adequate supplies of products; and
•	adverse state or federal legislation or regulation that increases the costs of compliance or adverse findings by a regulator with respect to existing operations.

          Many of these factors are beyond our control.  There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business.  Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.  Additional information regarding these factors and other risks is included in Item 1. Business - Risk Factors.

PART I

Item 1.     Business

General

          Smart & Final Inc. is a Delaware corporation incorporated in 1991 and headquartered in Commerce, California that conducts its business through various subsidiaries.  References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

          Our predecessors began operations in 1871 in Southern California and pioneered the “cash-and-carry” concept in the wholesale grocery business.  We sell food, foodservice products and professional-quality culinary equipment through warehouse stores, wholesale stores and broadline foodservice distribution businesses.  In 2002, we had total sales of $2.0 billion and at the end of 2002, we had approximately 5,900 employees.

          Our operations include the non-membership warehouse grocery stores segment (“Stores”) and the broadline foodservice distribution segment (“Foodservice”).

          The following table shows the approximate percentage of our sales accounted for by each major category of items sold during fiscal years 2002 and 2001:

	2002	2001

Grocery (including institutionally packaged and dry food items)	24.9%	24.4%
Dairy, produce, meat and bakery	24.4	24.8
Frozen food	13.3	12.5
Beverage	12.5	12.2
Paper and packaging	10.3	10.5
Equipment and janitorial supplies	7.8	7.8
Sundries and other	6.8	7.8

Total	100.0%	100.0%

          We present financial information about our Stores and broadline Foodservice operating segments in Note 12 to the Consolidated Financial Statements included in this report.

Stores

          We operated 231 non-membership warehouse grocery stores at fiscal year end 2002 through our principal subsidiary, Smart & Final Stores Corporation, a California corporation and related entities.  These stores operate under the banners “Smart & Final” and “United Grocers Cash & Carry” (“Cash & Carry”).  In 2002, our Stores’ sales totaled $1.6 billion.

          Our 100%-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexican holding company that owns 50% of a joint venture with the operators of the Calimax store chain.  The joint venture operates nine stores in Mexico as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. and the average selling square feet of these stores as of the end of 2002 was 17,952.  The Mexico joint venture operations are not consolidated and are reported on the equity basis of accounting.

          Our stores offer a consistent selection of approximately 7,000 to 9,000 food items, supplies and equipment, primarily in institutional sizes and quantities, targeted at small foodservice businesses and other business customer groups.  Our Smart & Final stores also attract value-oriented retail customers who prefer to purchase items in larger sizes or quantities.  We strategically position our stores in a substantial niche market between membership warehouse clubs and traditional foodservice operators.  With an average size of approximately 17,500 square feet, our stores’ smaller footprint enables us to locate a greater number of stores in urban neighborhoods than warehouse club operators, which in turn provides a faster, more convenient shopping experience for our customer.

          We have experienced significant sales growth despite the expansion of the warehouse club industry in the same geographic markets.  We attribute such sales growth to our commitment as a key supplier for the needs of small and mid-sized independent foodservice operators.  Our stores are competitive by offering convenience, attractive pricing, a wide and consistent assortment including high quality corporate brand items, and a high level of customer service.  Our specific focus on foodservice operators, while being attentive to the needs of retail customers, enables us to react quickly to changing market requirements and customer needs.  We believe these strategies, together with our unique retail/wholesale concept, provide greater overall value than the competition.

          Stores under the Smart & Final banner include 186 stores primarily located in California with others in Florida, Arizona and Nevada.   Our Cash & Carry stores currently operate 45 stores in Washington, Oregon, northern California and Idaho.

          The following is a summary of our stores by state as of the end of the fiscal years indicated:

	2002	2001	2000	1999	1998

California	167	165	160	159	156
Washington	18	18	16	15	15
Oregon	16	16	16	16	16
Arizona, Idaho and Nevada	16	13	12	12	12
Florida	14	12	10	10	10

Total	231	224	214	212	209

          During 2002, we opened ten new stores and relocated two stores.  Additionally, we remodeled 36 existing stores.  We continually evaluate the strategic potential and performance of each store and overall market outlook, including consideration of planned new stores within the same market areas to determine if any store should be closed or relocated.  During 2002, we closed five stores, of which two were relocated within their same market areas.  We plan to continue expansion through relocations and remodels of existing stores and new store openings.

Merchandising

Customers and market

          Smart & Final stores serve two primary customer bases: businesses and household consumers.  Many restaurants, caterers, businesses, clubs and organizations shop at Smart & Final stores for their foodservice product needs.  Household consumers shop at Smart & Final stores for the same features that foodservice professionals enjoy: everyday low warehouse prices, smaller warehouse format to facilitate quick and easy shopping, and professional-quality products.  Our Cash & Carry stores are targeted to serve only business customers, primarily restaurants, caterers and small businesses.  The Cash & Carry stores feature low prices, convenient locations and broad product assortment for both primary and fill-in needs.

Product assortment and quality

          Each of our stores carries approximately 7,000 to 9,000 assorted food and related items in bulk sizes and quantities.  The stores offer customers a wide product selection in a hybrid, retail/wholesale format for our Smart & Final stores and a wholesale only format for our Cash & Carry stores.  Our product selection includes grocery, frozen and refrigerated foods, delicatessen products, fresh produce, paper products, janitorial supplies, restaurant equipment, tobacco, candy, snacks, beverages and party supplies.  We evaluate our products regularly based on formalized profitability reviews and identify items that should be added or removed.  We believe the size, consistency and depth of our product assortment satisfies our customers’ needs.

          Product quality is important for our stores product assortment.  Our quality assurance department strives to insure that our high standards are maintained for all corporate brands and products.

Corporate brand positioning

          Our stores sell our corporate brands within most merchandise categories, providing a competitive alternative to national brands.  We position our corporate brands to create brand loyalty and establish an ongoing customer relationship.  Furthermore, we believe foodservice customers purchase based on a quality/value/price perception.  Our corporate brands target leading competitive brands with attention to quality and value.  In addition, the margin contribution from corporate brands is generally higher than the comparable national brand product.

          During 2002, the sales and margin contribution of our corporate brands program continued to grow.  The core program consists of a three-quality-tiered structure, analogous to competitive programs.  The SmartBuy® Brand is a standard grade brand positioned as “the price leader”; Smart & Final®, our national brand quality equivalent, is a consistent, quality-driven, competitively priced brand; and Smart & Final Premium Brand® represents the highest quality within the product line.  There are approximately 1,300 stock keeping units represented by these brands.

          In addition to the core corporate brands program, we actively market our assortment of signature brands.  The Montecito® line of Hispanic products and the La Romanella® line of Italian products represent signature brands designed to reach niche ethnic markets while enhancing our core products.  Other key signature brands include First Street Deli™, a full line of delicatessen products, First Street Butcher Shop™ meats and First Street Dairy™, which includes milk and other dairy products.  In addition, Snack’rs®, a full line of salty snacks, along with Tradewinds™ spices and seasonings complete our signature brands offering.

          Three additional signature brands were introduced in 2002, including Ambiance®, a complete coffee and hot beverage program; Davis Lay™ produce and Signature Bakeries, a full line of baked goods.  We plan to develop additional signature brands and brand enhancements in 2003.

Pricing

          We attempt to identify and establish competitive pricing on key items in local markets including competitive pricing against warehouse club stores.  Our pricing strategy is carefully coordinated with our overall assortment strategy and with other marketing programs.  Incentives encourage customers to purchase the largest sizes and case quantities, which helps maximize operating efficiencies within the distribution system.  In addition, our corporate brand items offer distinct price and value advantages over comparable national brands.

Customer service

          Our stores focus on customer service and convenience to encourage more frequent store visits and greater average purchase size.  For example, stores offer convenient locations, operating hours and front door parking lots, along with logical layouts and easy to read signage.  Our stores also maintain a high in-stock service rate; high product quality; high level of cleanliness; friendly, responsible and knowledgeable personnel; and point-of-sale support.  In addition, we take customers’ special orders for a wide variety of products not carried regularly in our product assortment.

          We utilize customer service representatives, provide informative customer materials, and emphasize employee training that builds customer loyalty. We have an employee training program designed to increase store employees’ retailing expertise and product knowledge. Our in-house training center provides employees with the opportunity to build their knowledge and acquire additional skills.

Marketing

          Our marketing efforts for Smart & Final stores are focused on building brand awareness to encourage trial and retrial and on strengthening customer relationships to build repeat visits and to increase average purchase dollars.  We build brand awareness with broad-reach advertising, public relations efforts and strong, market-entry promotional programs.  We enhance our customer relationships with loyalty card programs, targeted marketing and local store events.  Our strong advertising and direct mail program focuses on our key strengths: value, convenience and professional-quality products.  These attributes make our Smart & Final stores the smaller, faster warehouse stores where customers save time and money.  Our Cash & Carry stores primarily utilize direct mail advertising to reach our business customers and targeted new customers.  We encourage our suppliers to participate in our marketing programs, thereby reducing our net marketing costs.

Store design and size

          Our stores are designed as convenient warehouse stores dedicated to easing the shopping experience.  For the last three years, new and relocated stores have ranged from 11,000 to 27,000 square feet.  Our stores are organized into dry grocery, beverages, frozen foods, dairy/deli, janitorial, equipment and supplies, candy, snacks, party supplies and other departments.  In addition, prototype designs are improved continually to enhance traffic flow, space utilization, departmentalization, adjacencies of merchandise, and overall visual appeal without diluting the convenient warehouse image.

Operations

Procurement

          We believe our purchasing policies and procedures result in costs that are comparable to other companies purchasing similar quantities and types of merchandise.  Service level goals and investment buying strategies are integrated to the purchasing program.

          Our Smart & Final stores continually utilize the efficiencies provided by cooperative buying organizations to facilitate low cost purchasing.  These buying alliances supplement the normal buying activities of each distribution center.  We strive to maintain close working relationships with our major suppliers to reduce product and distribution costs. During 2002, we bought from approximately 1,800 different suppliers.   We are continuing a process of consolidating procurement of national brand products, corporate brand products and signature brand products for all Stores and broadline Foodservice units.  In 2002, we negotiated several national procurement agreements with suppliers, which reduced costs and increased merchandise margins.

          Our Cash & Carry stores buy the majority of their products through a service agreement with Unified Western Grocers, Inc. (“UWG”), a grocery cooperative located in Portland, Oregon.  During 2002, Cash & Carry stores purchased approximately 77% of their product requirements from UWG.   The service agreement with UWG expires in May 2003.  We are currently evaluating various options regarding future product procurement for our Cash & Carry stores, including entering into a new service agreement with UWG.

          We have not had any significant difficulties in the past, and do not expect any difficulties in the future, in obtaining products from suppliers or distributors.

Distribution

          We support 133 Smart & Final stores in southern California, Arizona and Nevada and nine Smart & Final Mexico stores from a 445,000 square foot distribution center in Commerce,

California.  Our Commerce distribution center operates a fleet of 37 tractors and 156 trailers that are either owned or leased.  When possible, we increase the efficiency of our fleet by filling outbound trucks to capacity and utilizing a backhaul program for inbound deliveries.

          Our broadline Foodservice distribution facilities located in Stockton, California serve 39 Smart & Final stores.  Our broadline Foodservice distribution facilities located in Miami, Florida serve 14 Florida Smart & Final stores.

          The 45 Cash & Carry stores in the Pacific Northwest are primarily served through a service agreement with UWG.

          Other methods of distribution to our stores include service agreements with outside freezer facilities for distribution of frozen and deli products and direct shipments from suppliers to the stores that include mostly bakery, soda, dairy and produce.

          We utilize computerized inventory management systems, radio frequency technology, and integrated labor management systems in our warehouses.

Broadline Foodservice

          We operate our northern California and Florida broadline foodservice distribution businesses through a holding company, American Foodservice Distributors, a California corporation.  American Foodservice Distributors owns Port Stockton Food Distributors, Inc., a California corporation, Henry Lee Company, a Florida corporation, and two meat processing and distribution divisions in Florida, Southern Foods and Orlando Foodservice.  The operations of Southern Foods were combined with the operations of Orlando Foodservice and Henry Lee Company as of the end of 2002.  Port Stockton Food Distributors, Inc., headquartered in Stockton, California, conducts business under the name Smart & Final Foodservice Distributors (“Smart & Final Foodservice”).  Smart & Final Foodservice also owns Davis Lay and Craig and Hamilton branded operations that operate produce and meat processing facilities, respectively, in northern California.  Henry Lee Company, headquartered in Miami, Florida, and American Foodservice Distributor’s two Florida operating divisions, Southern Foods and Orlando Foodservice, are collectively referred to as “Florida Foodservice”.  In 2002, our broadline Foodservice operations had total sales of $385.4 million.

Merchandising

Customers and market

          Our broadline Foodservice’s core business is distribution of food and non-food products to approximately 5,500 foodservice customers such as restaurants, coffee shops, hotels, cruise ships and institutions.  In northern California, Smart & Final Foodservice’s market area covers mainly northern and central California.  Florida Foodservice serves foodservice operator customers primarily located in the State of Florida and certain markets in the Caribbean and central and South America.

Product assortment and quality

          Our broadline Foodservice’s full-line assortment features dry grocery, frozen foods, fresh meat, deli products, produce, health and beauty aids, paper and packaging, janitorial supplies and restaurant equipment and supplies. Our broadline Foodservice distributes national-brand, private-label, and our corporate brand and signature brand merchandise and products.  We believe the quality, consistency and depth of our product assortment satisfy our broadline Foodservice customers’ needs.

Customer service

          In addition to a broadline assortment, our broadline Foodservice provides to the customers services including product delivery, extension of credit and ancillary services such as restaurant equipment and supplies.  We believe the ability to accurately deliver a full-line assortment of products and services on a dependable basis is critical to securing new customers and retaining existing customer market share.

Operations

Procurement

          Our purchasing policies and procedures result in costs that we believe are comparable to other broadline foodservice distributors.  Through Henry Lee Company and Smart & Final Foodservice subsidiaries, we are a large member of UniPro Foodservice, Inc., a buying group with annual member sales of over $16 billion.  We are also a member of the DMA Major Account sales group.  Our broadline Foodservice utilizes the efficiencies provided by these buying organizations as well as our consolidated procurement program for national brand products, corporate brand products and signature brand products.

Distribution

          In northern California, Smart & Final Foodservice operates two dry grocery facilities in Stockton totaling 385,000 square feet and a 23,000 square-foot meat processing facility.  Additionally, Smart & Final Foodservice has leased space with warehouse services to provide frozen and refrigerated distribution to its customers.  These facilities serve our broadline Foodservice’s 2,500 customers in northern and central California, as well as 39 Smart & Final stores.  Smart & Final Foodservice operates a fleet of 70 tractors, 98 refrigerated trailers and 29 vans that are either owned or leased.

          In Florida, Florida Foodservice serves its 3,000 customers and 14 Smart & Final stores from a 230,000 square foot dry and refrigerated grocery distribution center and a 99,000 square foot frozen food facility in Miami, Florida.  Florida Foodservice operates a leased fleet of 57 tractors, 75 refrigerated trailers and three refrigerated straight trucks.

Competition

          We participate in the dynamic and highly competitive $180 billion annual sales, domestic food distribution industry.  Our competitors include

•	membership and non-membership warehouse stores;
•	wholesale distributors; and
•	supermarkets, supercenters and other retailers.

          Many of our competitors have greater financial, distribution, marketing and other resources.

          Our three major warehouse stores competitors are Costco Wholesale Corporation, BJ’s Wholesale Club and the SAM’s Club division of Wal-Mart Stores, all of which require membership.  The warehouse stores industry has experienced intense price competition, product innovation and rapid store growth over the past several years.  We believe that we compete effectively with membership warehouse stores by offering a broader and more consistent foodservice assortment, more convenient shopping facilities and locations, a high level of customer service and competitive pricing.

          Competition from supermarket chains continues to increase as such chains emphasize price, service and convenient locations, while widening their assortment of goods, lowering prices and increasing promotion, to more effectively compete with warehouse stores and supercenters.

          The traditional wholesale foodservice distribution market, in which our broadline Foodservice segment and Cash & Carry stores operate and in which Smart & Final stores compete to a lesser extent, is very competitive and highly fragmented.  Major competition consists of national wholesale distributors such as Sysco Corporation, Performance Food Group, the U.S. Foodservice division of Ahold USA and many smaller, regional distributors and independent wholesalers.  The top 50 broadline distributors are believed to represent approximately 35% of the total foodservice distribution market.

Management Information Systems

          We have made substantial investments in new systems during the past several years, and expect to continue to invest in business technology as a means to enhance our competitive position.

          Our investment focus is on operational systems and data warehousing that streamline data collection and reporting systems across all lines of the business.   We expect these new systems will help increase profitability, better position our pricing strategy and focus on the most important needs of customers while enabling us to be more efficient and responsive to current business trends.

          Our purchasing system enables buyers to manage turnover, buy inventory efficiently, achieve targeted gross margin objectives, track rebates and allowances by vendor, and maintain targeted service levels. The merchandising system enables store assortment to be customized to the needs and characteristics of individual market areas, maximizes gross margin return on investment by item and product category and increases inventory turn.  The pricing systems allow the assortment to be managed in accordance with the marketplace. The distribution system manages warehouse inventories and store order selection and measures enterprise labor productivity.  We believe that the past year’s efforts which have primarily focused on the point of sale systems and the timely availability of detailed transactional data have established us as a leader in the customer information management arena. These systems will allow us to address individual customer’s needs, improve margin and react to both cost and market changes.

Human Resources

          We strongly emphasize career development and retention of our employees.  We strive to maintain the culture of a highly focused and innovative organization that maximizes employee productivity and contributions.  We actively recruit and offer training opportunities to employees in order to develop qualified candidates for managerial positions as vacancies occur.

          Employee training and development programs through our own training facilities encompass all levels of store operations, from entry through management, and emphasize merchandising techniques and customer service goals to ensure top employee quality and productivity.  We reward superior performance and motivate employees with incentive pay and stock option programs.  Stores managers and employees receive periodic or annual bonuses based on the achievement of specific operating goals. Sales employees in the broadline Foodservice segment receive sales incentives and employees at the distribution centers receive productivity incentives.

          Approximately 100 hourly employees employed by 17 Cash & Carry stores are covered by a labor contract with the International Brotherhood of Teamsters.  Smart & Final Foodservice is party to an agreement with its Food Distribution Associates Association, representing approximately 230 employees, which contains certain procedures and policies with respect to management and employee relations.

          At the end of fiscal year 2002, we employed approximately 5,940 employees, including 4,610 at Smart & Final stores, 350 at Cash & Carry stores, 510 at Smart & Final Foodservice, and 470 at Florida Foodservice.  About one-half of our employees are part-time employees.  We consider our relations with our employees to be good.

Government Regulation

          We are subject to regulations enacted by federal, state and local regulatory agencies, including the U.S. Food and Drug Administration and U.S. Department of Agriculture.  These regulations include, but are not limited to, trade practices, labor, health, safety, transportation, environmental protection and regulations related to the sale and distribution of alcoholic beverages, tobacco products, milk, agricultural products, meat products and other food products.  Compliance with these regulations has not had a material effect on our financial position or results of operations.

Risk Factors

Competition

          We operate in the highly competitive warehouse grocery stores and broadline foodservice distribution industry.  If we fail to successfully respond to competitive pressures in this industry, or to effectively implement our strategies to respond to these pressures, our operating results may be negatively affected.  Many of our competitors have greater financial, distribution, marketing and other resources.  Heightened competition among our suppliers, increased shopping alternatives and trends toward vertical integration could create additional competitive pressures. These factors could result in price reductions, reduced sales and margins or loss of market share, any of which could negatively impact our results of operations.

Susceptibility to changes in business and economic conditions

          We operate in an industry characterized as high sales volume and low profit margin which is sensitive to national and regional business and economic conditions.  We cannot fully foresee the changes in business and economic conditions, which may result from domestic reasons or foreign unrest.  Our profitability is dependent on sales growth and control over merchandise, distribution and occupancy costs and operating and administrative expenses.

Changes in legislation or regulation

          Changes in legislation and regulations related to accounting standards, taxation laws, labor laws, environment laws and the sale and distribution of food products may have a material impact on our financial conditions or results of operations.

Operational inefficiencies

          Our efforts to maintain and improve our operational efficiency are largely dependent on the expertise and experience of our senior management and various key employees.  The failure to attract and retain qualified employees in the future could have a material adverse effect on our business.

Inability to execute our stores expansion plan

          An element of our growth strategy is to continue expansion through new store openings and relocations and remodels of existing stores.  Our success in executing this expansion plan is dependent on our ability to locate and obtain favorable store sites, open new or relocated stores in a timely manner and adapt distribution, management information and other operating systems sufficiently to support store expansion in an efficient and profitable manner.

Unforeseen claims and litigation matters

          We may face various claims and litigation in the future and if proven the impact may be serious.  These claims could arise from 1) our employees, including wage disputes, discrimination, working condition and work-related injuries; 2) our customers, including problems with the quality, safety or integrity of the food products we sell or our services; 3) governments for non-compliance of legislation and regulations; and 4) our suppliers for non-compliance of any purchase agreement.  Any of these events could result in significant costs, loss of customers and/or could harm our ability to market and sell our food and related products.

Debt and capital resources

          Our bank credit facility and lease facility contain financial covenants and other restrictions that limit our operating flexibility.  As of December 29, 2002, we were not in compliance with certain of these covenants.  In February 2003, we obtained waivers of non-compliance as of December 29, 2002 and an amendment of certain covenants for the first quarter of 2003.  We intend to negotiate and enter into amended bank credit facility and lease facility agreements during 2003.  If we are unable to negotiate and enter into amended bank credit facility and lease facility agreements, we may be required to renegotiate the terms of the waivers or seek alternative means of financing such obligations.  If we are unable to generate sufficient cash flows to service our debt and lease obligations, or if future borrowings or equity financing are not available to us for the payment or refinancing of our debt, our operating results may be adversely impacted.

Website

          Our website on the World Wide Web, http://www.smartandfinal.com, enables online purchases and provides information about us, menus, recipes and general tips on cooking and entertaining.  Our website features a catalog of professional-quality kitchen equipment and supply items; janitorial, maintenance and safety supplies; and a broad assortment of Tradewinds™ spices for sale online.  Customers also can locate their nearest store, view current product specials and sample menus and recipes for entertaining, learn about our broadline Foodservice distribution business and review our history, financial information and job opportunities

Available Information

          We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at http://www.sec.gov.  We also make available free of charge on, or through our Internet website  http://www.smartandfinal.com, these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC:

•	Annual Report on Form 10-K,
•	Quarterly Reports on Form 10-Q,
•	Current Reports on Form 8-K, and

•	If applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act.

Item 2.     Properties

          As of fiscal year end 2002, our Stores segment leased 153 store properties directly from third party lessors and had eight stores on real property that is ground leased from third party lessors.  These leases had an average remaining lease term of nine years as of fiscal year end 2002.  At year end, we leased 15 store properties under a lease agreement described below.  The remaining 55 store properties are owned.

          We occupy a 445,000 square foot distribution facility in Commerce, California that is leased under the lease agreement described below.  We maintain our headquarters in an 81,000 square foot leased facility in Commerce, California.

          In northern California, Smart & Final Foodservice supports its customers from a 285,000 square foot distribution facility for dry grocery and produce leased under the lease agreement described below. Additional dry grocery warehouse space in northern California includes a 100,000 square foot facility that is currently under negotiation for lease renewal.  Smart & Final Foodservice also operates its Craig and Hamilton branded meat processing from a leased facility of 23,000 square feet, with a remaining term of three and a half years.  These facilities are located in Stockton, California.  In Tracy, California, Smart & Final Foodservice leases freezer space with warehouse services provided by the lessor for frozen food receiving and storage under a three-year lease started in 2002.

          In Florida, Florida Foodservice operates a 230,000 square foot warehouse in Miami, Florida, including 22,000 square feet of office space.  Florida Foodservice also occupies 7,600 square feet of space used as a maintenance facility for its fleet.  Both of these facilities are leased from the former owners of Henry Lee Company.  These leases expire in August 2005.  Florida Foodservice also operates a 99,000 square foot frozen food facility in Miami, Florida that is leased under the lease agreement described below.

          We plan to continue to lease properties, but also may elect to own some of the new stores on an interim or permanent basis.  We have a lease facility that covers the lease of 15 store locations and three distribution facilities located in California and Florida.  The total value under this lease facility aggregates $87.0 million.  See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion of this lease facility.

Item 3.     Legal Proceedings

          We have been named as a defendant in a suit filed on September 13, 2001 in the Superior Court of the State of California for the County of Los Angeles.  This suit, Sergio Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other store managers and assistant managers in California, alleging that we misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes.  The action seeks to be classified as a “class action” and seeks unspecified monetary damages.

The merits of this action are being actively investigated and (a) we believe that the merits of this action do not warrant class action status; (b) we believe we have certain defenses to the claim; and (c) we are unable to assess the ultimate determination of this action and what effect, if any, that may result.

          We are the defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course from our operations.  We do not believe that the ultimate determination of these cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

          There were no matters submitted to our security holders for a vote during the quarter ended December 29, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

          Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol SMF.  As of March 11, 2003, there were approximately 240 registered holders of the common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $3.85.  The following table sets forth the high and low sales prices of the common stock as reported on the NYSE composite tape for the periods indicated.

	High	Low

First Quarter of 2001	$10.95	$8.06
Second Quarter of 2001	11.75	8.50
Third Quarter of 2001	11.90	9.60
Fourth Quarter of 2001	10.60	9.05
First Quarter of 2002	10.88	8.85
Second Quarter of 2002	10.47	7.50
Third Quarter of 2002	8.40	3.86
Fourth Quarter of 2002	6.24	4.25

Dividends

          The declaration and payment of dividends is subject to the discretion of our Board of Directors, and there can be no assurance whether or when dividends will be paid in the future.  We have not paid dividends since the payment of the fourth quarter 1998 dividend paid on January 29, 1999.  Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning the dividend restrictions under our bank credit facility and lease facility.

Securities Authorized for Issuance under Equity Compensation Plans

          The information required by Part II, Item 5 of Form 10-K is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 22, 2003.  We intend to file the Proxy Statement not later than 120 days after our last fiscal year end.  If the Proxy Statement is not filed with the SEC within such 120-day period, the items comprising the Part II, Item 5 information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

Item 6.     Selected Financial Data

          The information below is only a summary and should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements contained elsewhere in this Form 10-K.

	Fiscal Year (A)

(In thousands, except per share and statistical data)	2002	2001	2000	1999		1998(B)

Income Statement Data:
Sales	$2,015,983	$1,946,723	$1,863,895	$1,793,142		$1,661,629
Gross margin	280,535	274,598	257,511	235,342		207,080
Income from operations	22,385	29,738	27,453	25,722		1,888
Interest expense, net	12,681	12,500	13,368	17,997		13,304
Income (loss) before income taxes, extraordinary item and cumulative effect of accounting change	9,704	17,238	14,085	7,725		(11,416)
Net income (loss)	6,849	12,029	9,557	5,376		(8,224)
Earnings (loss) per common share, assuming dilution	0.23	0.41	0.33	0.20		(0.36)
Dividends per common share (C)	$—	$—	$—	$—		$0.20
Weighted average diluted common shares outstanding	29,527	29,660	29,244	26,321	(D)	22,596
Financial Data (at fiscal year end):
Cash and cash equivalents	$26,526	$23,016	$22,028	$42,936		$20,887
Working capital (deficit)	(20,635)	122,695	27,062	133,614		(15,242)
Total assets	621,236	631,124	580,351	580,976		580,127
Long-term debt and capital leases, excluding current maturities	5,444	144,875	35,472	157,470		78,712
Stockholders’ equity	271,535	271,581	261,499	251,568	(D)	186,757
Other Operational Data (E):
Comparable store sales growth	3.4%	3.9%	5.5%	5.3%		(0.2)%
Stores at year end	231	224	214	212		209
Total retail square footage (thousands)	4,043	3,855	3,606	3,548		3,482
Sales per selling square foot	$412	$412	$410	$391		$396
Store customer transactions (thousands)	42,934	40,252	38,493	37,289		33,048
Employees at year end	5,940	5,800	5,640	5,308		5,447

(A)	For all years, 52 weeks.
(B)	Amounts include results of United Grocers Cash & Carry store operations from the date of its acquisition in May 1998.
(C)	Our Board of Directors has indefinitely suspended dividends on common stock, effective following the payment of the fourth quarter 1998 dividend paid on January 29, 1999.
(D)	6,496,000 common shares were issued during the equity offering in June 1999 and increased stockholders’ equity by $57.9 million.
(E)	Other Operational Data does not include data related to the Mexico joint venture.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the “Selected Financial Data”, our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.  The following table sets forth the consolidated statements of income data.  Amounts and percentages may not aggregate due to rounding.

(Dollars in millions, except per share amounts)	Fiscal Year

	2002		2001		2000

Sales:
Stores	$1,630.6	80.9%	$1,542.9	79.3%	$1,463.7	78.5%
Foodservice	385.4	19.1	403.8	20.7	400.2	21.5
Total sales	2,016.0	100.0	1,946.7	100.0	1,863.9	100.0
Cost of sales, buying and occupancy:
Stores	1,379.8	84.6	1,297.8	84.1	1,240.1	84.7
Foodservice	355.6	92.3	374.3	92.7	366.3	91.5
Total cost of sales, buying and occupancy	1,735.4	86.1	1,672.1	85.9	1,606.4	86.2

Gross margin	280.5	13.9	274.6	14.1	257.5	13.8
Operating and administrative expenses	258.2	12.8	244.9	12.6	230.0	12.3
Income from operations	22.4	1.1	29.7	1.5	27.5	1.5
Interest expense, net	12.7	0.6	12.5	0.6	13.4	0.7

Income before provision for income taxes	9.7	0.5	17.2	0.9	14.1	0.8
Provision for income taxes	3.7	0.2	6.3	0.3	5.4	0.3

Income from consolidated subsidiaries	6.0	0.3	10.9	0.6	8.7	0.5
Equity earnings in unconsolidated subsidiary	0.9	—	1.1	0.1	0.8	—

Net income	$6.8	0.3%	$12.0	0.6%	$9.6	0.5%

Earnings per common share	$0.23		$0.41		$0.33

Earnings per common share, assuming dilution	$0.23		$0.41		$0.33

Results of Operations

          Our net income was $6.8 million, or $0.23 per diluted share, in 2002, compared with net income of $12.0 million, or $0.41 per diluted share, in 2001, and net income of $9.6 million, or $0.33 per diluted share, in 2000.  The following table sets forth pre-tax income or loss, in millions, for each of our reportable segments:

	2002	2001	2000

Stores	$36.4	$41.3	$37.3
Foodservice	(12.6)	(14.6)	(8.2)

Segment totals	23.8	26.7	29.1
Interest and other corporate expenses	(14.1)	(9.5)	(15.0)

Consolidated pre-tax income	$9.7	$17.2	$14.1

          The basis for allocating distribution expense to Stores was changed in 2001.  If the new allocation method had been used in fiscal year 2000, broadline Foodservice pre-tax loss and Stores pre-tax income would have been approximately $2.6 million greater in 2000.

A number of factors impacted the results of operations in 2002 and 2001:

Factors affecting 2002 results:

•	Strong same store sales growth within the Stores segment particularly as compared to industry norms.
•	Costs associated with increased number of new and relocated stores opened during 2002 and 2001, which required initial capital expenditures and set-up costs while generating lower margins.
•	Increased store labor and related expenses in support of a program to improve service and support sales.
•	Increased fringe benefit and utility costs.
•	Distressed regional economic conditions that adversely impacted sales within the broadline Foodservice segment.

Factors affecting 2001 results:

•	Strong sales growth and improved margins at the Stores segment attributable to the national procurement program, expanded corporate brands and store assortment mix.
•	Targeted marketing programs and continuing strong same store sales growth.
•	Costs related to restructuring, building sales force and other higher than anticipated charges at Smart & Final Foodservice.
•	Adverse impact on the broadline Foodservice segment sales due in part to the events of September 11, 2001 and their aftermath, as this segment is more dependent upon the tourism and travel industries.

Sales

          Sales were $2,016.0 million in 2002, $1,946.7 million in 2001 and $1,863.9 million in 2000.  Total sales increased 3.6% in 2002 and 4.4% in 2001.  Historically, sales have followed a seasonal pattern in which first quarter sales tend to be the weakest.  Third quarter sales are comparatively high because the third quarter includes four four-week periods, whereas the other quarters include three four-week periods.

Stores

          The following table sets forth the sales and sales growth of our Stores segment for 2002, 2001 and 2000, as compared to the previous year:

	2002	2001	2000

Segment sales, in millions	$1,630.6	$1,542.9	$1,463.7
Segment sales growth	5.7%	5.4%	5.9%
Same stores sales growth	3.4%	3.9%	5.5%

          Total Stores sales increased in 2002 and 2001 due to

•	new and relocated stores opened during the two-year period, including twelve in 2002 and thirteen in 2001, and
•	increased same store sales.

          Improved same store sales growth during 2002 and 2001 was due to

•	strong sales growth in Cash & Carry stores in Pacific Northwest and northern California Smart & Final stores in 2002, and
•	increased spending in marketing and improved product assortment during 2001.

          Sales growth for 2002 and 2001 was adversely affected by the effect of the nationwide economic downturn as compared to 2000.

Foodservice

          The following table sets forth the sales and sales growth of our broadline Foodservice segment for 2002, 2001 and 2000, as compared to the previous year:

	2002	2001	2000

Segment sales, in millions	$385.4	$403.8	$400.2
Segment sales growth (decline)	(4.6)%	0.9%	(2.7)%

          Broadline Foodservice sales decreased in 2002 as compared to 2001 largely due to

•	nationwide economic downturn, and
•	decreased Florida tourism partially a result of the downturn in the South American economy.

          Broadline Foodservice sales increased in 2001 as compared to 2000, due to increased cruise line sales at Florida Foodservice.  Such increase was partially offset by

•	decreased sales at Smart & Final Foodservice, and
•	the adverse affect of the events of September 11, 2001 and resultant decreased travel patterns as well as the general economic downturn.

Gross margin

          As a percentage of sales, gross margin was 13.9% in 2002, 14.1% in 2001 and 13.8% in 2000.  Gross margins decreased in 2002 as compared to 2001 due to decreased gross margins at Stores, partially offset by improvement at broadline Foodservice and a favorable mix as a result of the shift to Stores sales as broadline Foodservice sales fell.  Gross margin improved in 2001 from 2000 due to improved gross margins at Stores and the improved sales mix.

Stores

          Gross margins as a percentage of sales for the Stores segment were 15.4% in 2002, 15.9% in 2001 and 15.3% in 2000.

          Gross margins, as a percentage of sales, for Stores decreased in 2002 primarily due to

•	increased occupancy costs as a result of the increased number of new and relocated stores opened during 2002 and 2001, and
•	increased inventory loss reported in the early part of the 2002 year.

          Gross margins, as a percentage of sales, for Stores improved in 2001 due to

•	the continuing effort in the national procurement program,
•	better store assortment mix,
•	expanded corporate brands and signature brands, and
•	improved distribution efficiency.

          Additionally, beginning in 2001, a change in the basis of allocating distribution expense reduced costs for stores served by our broadline Foodservice units in 2001, as compared to 2000.

Foodservice

          Gross margins, as a percentage of sales, for the broadline Foodservice segment were 7.7% in 2002, 7.3% in 2001 and 8.5% in 2000.

          Gross margins, as a percentage of sales, for broadline Foodservice increased in 2002 largely due to

•	improved merchandise margins and sales mix in Florida Foodservice, and
•	decreased distribution costs in Smart & Final Foodservice, primarily due to labor efficiencies and decreased inventory loss.

          Gross margins, as a percentage of sales, for broadline Foodservice decreased in 2001 primarily due to

•	higher costs at Smart & Final Foodservice, including the costs of re-racking its facilities, restructuring its operations, inventory shrink and increased occupancy costs,
•	changes in sales mix due to the increased cruise line sales that generate lower margins, and
•	decreased distribution expense allocated to Stores due to a change in the basis of allocating such expenses in 2001.

Operating and administrative expenses

          Operating and administrative expenses were 12.8% of sales in 2002, 12.6% in 2001, and 12.3% in 2000.

Stores

          Operating and administrative expense increases for Stores in 2002 and 2001 were attributable to

•	increased store labor in support of the program to improve service and support sales,
•	increased store operating expenses as a result of a greater number of new and relocated stores opened during 2002 and 2001,
•	increased utility costs, credit card fees and increased marketing expense, and
•	increased fringe benefit costs, including pension costs, workers compensation insurance and medical insurance.

          These increases were partially offset by the continued control in other expenditures, primarily reductions in performance-based compensation.

Foodservice

          Operating and administrative expenses increased at broadline Foodservice in 2002 primarily due to increased operating expenses at Smart & Final Foodservice despite its reduced selling expenses and provision for bad debts.  Expenses in 2001 increased, despite continuing rigid expense controls at Florida Foodservice, due to the costs related to restructuring Smart & Final Foodservice, increased selling expenses in an effort to create new sales, and increased provision for bad debts.

Corporate Expense

          Corporate expense increased in 2002, due to a $1.3 million pre-tax charge reflecting the costs associated with the settlement of a contractual dispute with a vendor and increased professional fees, partially offset by increased gain recognized on the sale of unused property.  The decrease in corporate expenses in 2001 was primarily due to non-recurring consulting fees of $2.5 million incurred in 2000 related to improving procurement programs.  No similar consulting fees were recorded in the same period of 2001.  Additionally in 2001, we recorded a $1.3 million gain related to the distributions received from an insurance company demutualization transaction.

Interest expense, net

          Interest expense, net increased in 2002 to $12.7 million, compared to $12.5 million in 2001 and $13.4 million in 2000.  Interest expense, net increased in 2002 due to the higher average outstanding debt levels, partially offset by decreased average interest rates.  Interest expense, net decreased in 2001 as a result of rate reductions due to our improved financial ratios and lower market interest rates.

Equity earnings in unconsolidated subsidiary

          Smart & Final Mexico owns a 50% interest in a Mexico joint venture that operates nine stores in Mexico and produced $0.9 million in equity earnings in 2002, $1.1 million in 2001 and $0.8 million in 2000.  This Mexico joint venture opened three new stores during the last three years.

Liquidity and Capital Resources

Cash flows and financial positions

          Net cash provided by operating activities was $53.1 million in 2002 compared to $33.0 million in 2001 and $41.9 million in 2000.  The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements.  In 2002, as compared to 2001, decreases in trade notes and accounts receivable and inventories and an increase in other accrued liabilities were partially offset by decreases in accounts payable and accrued salaries and wages as well as an increase in prepaid expenses and other current assets.

          Net cash used in investing activities was $44.6 million in 2002 compared to $46.8 million in 2001 and $28.1 million in 2000.  The increases in 2002 and 2001, as compared to 2000, were primarily due to capital expenditure requirements for an increased number of new and relocated stores.  Capital expenditures for 2002 totaled $47.8 million, which consisted of $45.7 million in support of the Stores segment and $2.1 million in support of the broadline Foodservice segment.  For 2001, capital expenditures totaled $45.0 million, which consisted of $37.6 million in support of the Stores segment and $7.4 million in support of the broadline Foodservice segment.  These increases in capital expenditures were partially offset by increased proceeds from disposal of closed or relocated store properties in 2002 and 2001.

          Net cash used in financing activities was $5.0 million in 2002 compared to $14.8 million net cash provided by financing activities in 2001 and $34.7 million net cash used in financing activities in 2000.  Net cash used in financing activities in 2002 primarily reflected payments on notes and capital leases.  Net cash provided by financing activities increased in 2001 primarily due to the refinancing activities in November 2001 that provided the additional net cash.

          At December 29, 2002, we had cash and cash equivalents of $26.5 million, stockholders’ equity of $271.5 million and debt, excluding capital leases, of $135.0 million.  The debt consists of $130.0 million outstanding under a revolving bank credit facility and a $5.0 million remaining balance under a five-year unsecured note as a result of the acquisition of Cash & Carry stores in 1998.  The weighted average interest rate, including all associated fees, on our variable rate debt for 2002 was 5.70%.

          Our working capital was a $20.6 million deficit at December 29, 2002 compared to a positive working capital position of $122.7 million at December 30, 2001.  The $143.3 million decrease in working capital was primarily the result of reclassification of the $130.0 million outstanding borrowings under a revolving bank credit facility from long-term liability to short-term liability.  Further discussion regarding this reclassification is included in “Bank credit facility, lease facility and other financing activities” below.

Capital expenditure and other capital requirements

          Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores as well as general working capital requirements.  We estimate that new capital expenditures for 2003 will aggregate approximately $38.0 million, including $36.5 million in support of the Stores segment and $1.5 million in support of the broadline Foodservice segment.  However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

          On average during the past three years, each new and relocated store cost approximately $620,000 in buildings and improvements and required approximately $530,000 and $370,000 for equipment and inventory, respectively.  Remodel costs over the past three years have averaged approximately $4.5 million each year or approximately $265,000 per store remodel.  The primary objective of remodelings is to improve the profitability of the stores by increasing sales and generating increased margins.

          We have various retirement plans, which subject us to various funding obligations.  Our noncontributory pension plan covers substantially all of our full time employees, except for those employees of our broadline Foodservice segment.  We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974.  Recent changes in the benefit plan assumptions as well as the funded status of the plan have impacted the funding and expense levels for fiscal year 2002 and future periods.  We contributed $4.0 million to the plan in 2002 and estimate that these changes may require further cash contributions to the plan of approximately $6 million to $8 million by fiscal year end 2003.  Additionally, we recognized an additional minimum liability for the pension plan at fiscal year end 2002, which resulted in a non-cash charge to other comprehensive loss of  $6.2 million, net of tax.

Bank credit facility, lease facility and other financing activities

          In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks.  At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit.  Availability under the Credit Agreement is subject to a formula based on the value of eligible accounts receivable and inventory.  As of December 29, 2002, $130.0 million of revolving loan and $4.2 million of letters of credit were outstanding and the remaining availability based on the formula was $19.2 million.  Interest for the Credit Agreement is at Eurodollar LIBOR or the Administrative Agent’s reference rate, plus designated amounts.  Commitment fees are charged on the undrawn amounts at rates ranging between 0.30% to 0.50%.  The Credit Agreement expires on November 30, 2004.  Principal repayments may be required prior to the final maturity.  Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed.  As of December 29, 2002, the six-month Eurodollar LIBOR rate was 1.39%.

          In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association.  Participants in this transaction include several banks and financing institutions as well as Casino USA, Inc. (“Casino USA”) which owned 56.7 percent of our common stock at fiscal year end 2002.  Casino USA’s share of participation is $16.1 million.  The Lease Agreement, with a value of $87.0 million and an interest rate of 9.07%, covers 18 leased properties.  The Lease Agreement provides for the financing of the following three distribution facilities: (a) Commerce, California warehouse for dry goods distribution to Stores; (b) Stockton, California, a dry goods warehouse for Smart & Final Foodservice distribution and Stores; and (c) Miami, Florida, a frozen foods warehouse for Florida Foodservice distribution and Stores; and for 15 store locations.  The Lease Agreement expires on November 30, 2006.  At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party.  If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.  The aggregate minimum future lease payments, including the final obligation of $69.2 million under the Lease Agreement, along with our other lease obligations, are included in the total contractual obligations in the table below and under Note 5 to the Consolidated Financial Statements included in this report.

          Both the Credit Agreement and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement.  The covenants do not require us to maintain a public debt rating or a certain liquidity level.  As of December 29, 2002, we were not in compliance with certain of these financial covenants.  In February 2003, we obtained waivers of non-compliance as of December 29, 2002 and an amendment of certain covenants for the first quarter of 2003.  We intend to negotiate and enter into an amended Credit Agreement and Lease Agreement during 2003.  Pending the execution of an amended Credit Agreement, our obligation under the revolving credit facility has been classified as a current liability in our consolidated balance sheet as of December 29, 2002.  If we are unable to negotiate and enter into an amended Credit Agreement and Lease Agreement, we may be required to renegotiate the terms of the waivers or seek alternative means of financing such obligations.  Additionally, we may negotiate and restructure the Lease Agreement in response to the new accounting requirements contained in Interpretation No. 46, “Consolidation of Variable Interest Entities” released by the Financial Accounting Standards Board (“FASB”) in January 2003.  See related discussion in New Accounting Pronouncements below.

          Historically, our primary source of liquidity has been cash flows from operations.  Additionally, we have availability under bank credit facilities.  We expect to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations and other borrowings and proceeds from the issuance of equity securities.  We believe that our sources of funds are adequate to provide for working capital, capital expenditures, and debt service requirements for the foreseeable future.

Contractual obligations

          The following table sets forth our future contractual obligations, dollars in thousands:

	Less Than One Year	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$135,006	$—	$—	$—	$—	$—	$135,006
Capital lease obligations	2,506	2,215	2,045	764	494	1,024	9,048
Operating leases	47,407	46,123	43,250	107,725	28,692	179,473	452,670
Other long-term obligations	3,949	1,286	351	299	281	195	6,361

Total contractual obligations	$188,868	$49,624	$45,646	$108,788	$29,467	$180,692	$603,085

Inflation

          Our primary costs, merchandise and labor, as well as utility and transportation costs are affected by a number of factors that are beyond our control.  These factors include the price of merchandise and fuel, the competitive climate, and the general and regional economic conditions.  As is common practice within the food industry, we have generally been able to maintain margins by adjusting selling prices and through procurement efficiencies.  But competitive conditions may, from time to time, render us unable to do so while maintaining or increasing our market share.

New Accounting Pronouncements

          In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 143.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, “Accounting for Leases”, and Technical corrections.”  SFAS No. 145 requires most gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required.  SFAS No. 145 also amends SFAS No. 13 to require certain lease modifications to be treated as sale-leaseback transactions.  Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while other provisions are effective for fiscal years beginning after May 15, 2002.  We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 145.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 146.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires that a guarantor recognize a liability for the fair value of guarantee obligations issued after December 31, 2002.  We will record the fair value of future material guarantees, if any.

          On January 17, 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities.   Interpretation No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003.  Under Interpretation No. 46, as it is currently structured, the assets and debt underlying the Lease Agreement would need to be consolidated.  We may negotiate and restructure the Lease Agreement in response to the new accounting requirements under Interpretation No. 46.

Critical Accounting Policies

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements.  Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  The following are considered our most critical accounting policies that, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations.

Allowance for doubtful accounts

          We evaluate the collectibility of accounts receivable and determine the appropriate reserve for doubtful accounts based on analysis of historical trends of write-offs and recoveries on various levels of aged receivables.  When we become aware of the deteriorated collectibility of a specific account, additional reserves are made to reduce the net recognized receivables to the amount reasonably expected to be collectible or zero.  When the specific account is determined uncollectible, the net recognized receivables are written off in its entirety against such reserves.

Inventory

          We record the majority of our inventories at the lower of FIFO (first-in, first-out) cost or market method.  Approximately 58% of our inventories are held at the stores and the remaining 42% are held in our various warehouse locations.  These inventories are subject to frequent periodic counting.  Losses, including theft, damages and other casualties are written off when identified.  Reserves for inventory losses are provided based on analysis of historical trends including the results from the most recent periodic counting.  We evaluate the adequacy of these reserves every four-week period.

Goodwill

          SFAS 142, “Goodwill and Other Intangible Assets,” requires that we test goodwill for impairment based on a comparison of fair values to the carrying values of our reporting units.  The determination of fair values of reporting units involves the use of assumptions and estimates such as the future performance of the operations of the reporting units and discount rates for determining the current values of expected future cash flows.  Any change in these assumptions and estimates may cause the fair values of our operating units to decrease significantly and hence affect our results of operations and financial condition.

Self-insurance program

          We maintain a self-insurance program covering the majority of our California workers’ compensation costs and deductibles.  The amounts in excess of the self-insured levels are fully insured.  We maintain insured deductible programs for other workers’ compensation and general liability exposures.  Amounts in excess of deductibles are fully insured.  Self-insurance accruals are calculated by outside actuaries and are based on claims filed and include estimates for claims incurred but not yet reported.  Projections of future loss are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ significantly from these assumptions and historical trends.

Pension plans

          We maintain defined benefit and defined contribution retirement plans for our employees.  The defined benefit pension plans pay benefits to employees at retirement using formulas based on various estimates and assumptions.  We account for the defined benefit pension plans in accordance with SFAS No. 87 “Employer’s Accounting for Pensions.”  SFAS No. 87 requires that the amounts recognized in the financial statements be determined on an actuarial basis and include assumptions such as the expected rate of return on plan assets, a discount rate for determining the current value of plan benefits and the rate of increase in future compensation levels.  Any change in these assumptions may cause the future pension and postretirement benefit expenses to increase or decrease significantly and hence affect our results of operations or financial condition.

Contingencies and litigation

          In the ordinary course of our business, we are periodically named as a defendant in various lawsuits, claims and pending actions. The principal risks that we insure against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. Whereas we believe the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect our results of operations or financial condition.

Off balance sheet financing

          The Lease Agreement mentioned above could generally be described as an off-balance sheet financing activity.  This agreement currently qualifies for operating lease accounting treatment under SFAS No.13, “Accounting for Leases”, and, as such, the buildings and improvements, and the debt incurred to construct them, are not included on our balance sheet.  Accounting policies related to such practices have changed by the issuance of FASB Interpretation No. 46.  The discussion of these changes and their impact in the future is included under “New Accounting Pronouncements.”

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

          We are exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. dollar and Mexican Peso.  Our financial risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows.  As of fiscal year end 2002, our exposure to foreign exchange rates was limited.

          Additionally, we are exposed to the market fluctuations associated with stock we received as a result of the demutualization transactions of a mutual insurance company in December 2001.  At December 29, 2002, the fair market value of the stock was $1.2 million.

          Interest rate risk is managed through the use of an interest rate collar agreement to limit the effect of interest rate fluctuations on principal amounts of an aggregate of $70 million in floating rate debt.  This agreement was entered into with a major financial institution thereby minimizing risk of credit loss.  See Note 3 to the Consolidated Financial Statements included in this report for a more complete description of our interest rate collar.

Interest Rate Sensitivity Analysis

          The following analysis presents our earnings sensitivity if a certain interest rate change occurred at December 29, 2002.  The change chosen for this analysis reflects our view of a change that is reasonably possible over a one-year period.  These forward-looking disclosures are selective in nature and only address the potential impact from financial instruments.  They do not include other potential effects that could impact our business as a result of these changes in interest.

          At December 29, 2002, we had debt, excluding capital leases totaling $135.0 million, of which $130.0 million was variable-rate debt and $5.0 million was fixed-rate debt.  We also had an interest rate collar agreement with a notional value of $70 million.  This interest rate collar agreement limits LIBOR fluctuations to interest rate ranges from 5.48% to 8.00% and expires in November 2004.  As of December 29, 2002, the six-month Eurodollar LIBOR rate was 1.39%.

          Holding other variables constant, such as debt levels, the earnings, net of taxes and cash flows impact of a one-percentage point change in interest rates would be approximately $0.4 million.

Credit Risk

          We are exposed to credit risk on trade notes and accounts receivable.  We provide credit primarily to foodservice distribution customers in the ordinary course of business and perform ongoing credit evaluations.  Concentrations of credit risk with respect to trade notes and accounts receivable are limited due to the number of customers comprising our customer base.  We currently believe that our allowance for doubtful accounts is sufficient to cover customer credit risks.

Foreign Currency Risk

          Our exposure to foreign currency risk is limited to the operations under Smart & Final Mexico and the equity earnings in its Mexico joint venture.  At fiscal year end 2002, such exposure was the $4.6 million net investment in Smart & Final Mexico, which was comprised primarily of the Mexico joint venture.  Our other transactions are conducted in U.S. dollars and are not exposed to fluctuation in foreign currency.  We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this section:

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Smart & Final Inc.

We have audited the accompanying consolidated balance sheet of Smart & Final Inc. (a Delaware corporation and a 56.7 percent owned subsidiary of Casino USA, Inc.) and subsidiaries (the “Company”) as of December 29, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the fiscal year ended December 29, 2002. Our audit also included the financial schedule for the fiscal year ended December 29, 2002 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.  The accompanying consolidated financial statements of the Company as of December 30, 2001 and for each of the two fiscal years ended December 30, 2001 and December 31, 2000 were audited by other auditors who have ceased operations and whose report dated June 4, 2002 expressed an unqualified opinion on those statements before the revisions described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smart & Final Inc. and subsidiaries as of December 29, 2002, and the consolidated results of their operations and their cash flows for the fiscal year ended December 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the fiscal year ended December 29, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill.

As discussed above, the consolidated financial statements of the Company as of December 30, 2001 and for each of the two fiscal years in the period ended December 30, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“Statement”) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 31, 2001. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects), recognized in those periods related to goodwill, which is no longer being amortized as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

ERNST & YOUNG LLP

Los Angeles, California
February 7, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP.  THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smart & Final Inc.:

          We have audited the accompanying consolidated balance sheets of Smart & Final Inc. (a Delaware corporation and a 56.8 percent owned subsidiary of Casino USA, Inc.) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2001 as restated (see Note 2 to the Consolidated Financial Statements).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
Los Angeles, California
June 4, 2002

SMART & FINAL INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	December 29, 2002	December 30, 2001

ASSETS
Current assets:
Cash and cash equivalents	$26,526	$23,016
Trade notes and accounts receivable, less allowance for doubtful accounts of $3,231 in 2002 and $3,817 in 2001	67,782	78,744
Inventories	165,243	175,302
Prepaid expenses and other current assets	10,938	7,303
Deferred tax asset	13,162	16,145

Total current assets	283,651	300,510
Property, plant and equipment:
Land	33,447	36,329
Buildings and improvements	33,444	33,277
Leasehold improvements	136,007	120,674
Fixtures and equipment	206,800	192,599

	409,698	382,879
Less – Accumulated depreciation and amortization	183,919	166,448

Net property, plant and equipment	225,779	216,431
Assets under capital leases, net of accumulated amortization of $10,016 in 2002 and $9,196 in 2001	4,441	12,038
Goodwill, net of accumulated amortization of $6,767 in 2002 and 2001	52,432	52,432
Deferred tax asset	10,310	7,110
Other assets	44,623	42,603

Total assets	$621,236	$631,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$136,884	$8,096
Accounts payable	97,063	104,615
Accrued salaries and wages	11,420	14,383
Other accrued liabilities	58,919	50,721

Total current liabilities	304,286	177,815
Long-term liabilities:
Notes payable, net of current maturities	—	5,004
Bank debt	—	127,000
Obligations under capital leases	5,444	12,871
Other long-term liabilities	17,557	15,349
Workers’ compensation reserve, postretirement and postemployment benefits	22,414	21,504

Total long-term liabilities	45,415	181,728
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 29,443,198 shares issued and outstanding in 2002 and 29,393,449 in 2001)	294	294
Additional paid-in capital	206,926	206,874
Notes receivable for common stock	(100)	(100)
Accumulated other comprehensive loss	(11,787)	(4,840)
Retained earnings	76,202	69,353

Total stockholders’ equity	271,535	271,581

Total liabilities and stockholders’ equity	$621,236	$631,124

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Fiscal Year

	2002	2001	2000

Sales	$2,015,983	$1,946,723	$1,863,895
Cost of sales, buying and occupancy	1,735,448	1,672,125	1,606,384

Gross margin	280,535	274,598	257,511
Operating and administrative expenses	258,150	244,860	230,058

Income from operations	22,385	29,738	27,453
Interest expense, net	12,681	12,500	13,368

Income before provision for income taxes	9,704	17,238	14,085
Provision for income taxes	3,739	6,335	5,361

Income from consolidated subsidiaries	5,965	10,903	8,724
Equity earnings in unconsolidated subsidiary	884	1,126	833

Net income	$6,849	$12,029	$9,557

Earnings per common share	$0.23	$0.41	$0.33

Weighted average common shares	29,417,429	29,331,991	29,191,420

Earnings per common share, assuming dilution	$0.23	$0.41	$0.33

Weighted average common shares and common share equivalents	29,527,314	29,660,311	29,244,451

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Notes Receivable for Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

	Number of Shares	Amount

Balance, fiscal year end 1999	29,136,995	$291	$204,450	$(100)	$(835)	$47,762	$251,568
Issuance of common stock	66,119	1	75	—	—	—	76
Restricted stock accrual	—	—	373	—	—	—	373
Dividend (for restricted stock canceled)	—	—	—	—	—	5	5
Comprehensive income (loss):
Net income	—	—	—	—	—	9,557	9,557
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	(80)	—	(80)

Other comprehensive loss	—	—	—	—	(80)	—	(80)

Comprehensive income (loss)	—	—	—	—	(80)	9,557	9,477

Balance, fiscal year end 2000	29,203,114	$292	$204,898	$(100)	$(915)	$57,324	$261,499
Issuance of common stock	190,335	2	925	—	—	—	927
Restricted stock accrual	—	—	1,009	—	—	—	1,009
Tax benefit associated with options exercised	—	—	42	—	—	—	42
Comprehensive income (loss):
Net income	—	—	—	—	—	12,029	12,029
Other comprehensive loss:
Cumulative effect of accounting change, net of tax of $175	—	—	—	—	(305)	—	(305)
Net loss on derivative instruments, net of tax of $1,454	—	—	—	—	(2,139)	—	(2,139)
Foreign currency translation loss	—	—	—	—	(166)	—	(166)
Minimum pension liability, net of tax of $877	—	—	—	—	(1,315)	—	(1,315)

Other comprehensive loss	—	—	—	—	(3,925)	—	(3,925)

Comprehensive income (loss)	—	—	—	—	(3,925)	12,029	8,104

Balance, fiscal year end 2001	29,393,449	$294	$206,874	$(100)	$(4,840)	$69,353	$271,581
Issuance of common stock	49,749	—	(536)	—	—	—	(536)
Restricted stock accrual	—	—	587	—	—	—	587
Tax benefit associated with options exercised	—	—	1	—	—	—	1
Comprehensive income (loss):
Net income	—	—	—	—	—	6,849	6,849
Other comprehensive loss:
Net loss on derivative instruments, net of tax of $345	—	—	—	—	(518)	—	(518)
Foreign currency translation loss	—	—	—	—	(234)	—	(234)
Minimum pension liability, net of tax of $4,130	—	—	—	—	(6,195)	—	(6,195)

Other comprehensive loss	—	—	—	—	(6,947)	—	(6,947)

Comprehensive income (loss)	—	—	—	—	(6,947)	6,849	(98)

Balance, fiscal year end 2002	29,443,198	$294	$206,926	$(100)	$(11,787)	$76,202	$271,535

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year

	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$6,849	$12,029	$9,557
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on disposal of property, plant and equipment	(1,789)	(1,420)	64
Depreciation and amortization	35,828	34,125	32,883
Deferred tax benefit	(217)	(4,351)	(2,189)
Amortization of deferred financing costs	1,873	1,640	1,784
Equity earnings in unconsolidated subsidiary	(884)	(1,126)	(833)
Decrease (increase) in:
Trade notes and accounts receivable	10,962	(12,532)	(5,894)
Inventories	10,059	(5,090)	(15,694)
Prepaid expenses and other assets	(4,699)	(4,034)	1,409
Increase (decrease) in:
Accounts payable	(6,540)	3,774	6,380
Accrued salaries and wages	(2,963)	(1,155)	2,411
Other accrued liabilities	4,572	11,101	11,986

Net cash provided by operating activities	53,051	32,961	41,864

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(47,827)	(45,034)	(23,942)
Proceeds from disposal of property, plant and equipment	7,745	2,857	549
Other	(4,480)	(4,602)	(4,662)

Net cash used in investing activities	(44,562)	(46,779)	(28,055)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of costs	11	1,008	—
Payments on bank line of credit	(17,000)	(117,500)	(30,500)
Borrowings on bank line of credit	20,000	157,500	—
Payment on note payable to Parent	—	(15,965)	—
Payments on notes payable	(7,990)	(4,393)	(4,217)
Fees paid in connection with debt restructure	—	(5,844)	—

Net cash (used in) provided by financing activities	(4,979)	14,806	(34,717)

Increase (decrease) in cash and cash equivalents	3,510	988	(20,908)
Cash and cash equivalents at beginning of year	23,016	22,028	42,936

Cash and cash equivalents at end of year	$26,526	$23,016	$22,028

Noncash Investing and Financing Activities:
Equipment acquired as capital lease	$600	$6,648	$—
Note received in connection with fixed assets retired	—	562	—
Construction in progress costs incurred but not paid	2,282	3,294	5,967

Total noncash transactions	$2,882	$10,504	$5,967

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Basis of presentation

          Smart & Final Inc. is a Delaware corporation and at fiscal year end 2002 was a 56.7 percent owned subsidiary of Casino USA, Inc. (the “Parent” or “Casino USA”), a California corporation.  References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

          Casino Guichard-Perrachon, S.A. (“Casino France”), a publicly traded French joint stock limited liability company, is the principal shareholder of the Parent.  Collectively, Casino France and its subsidiaries currently own approximately 59.7 percent of our common stock.

          Our principal subsidiary is Smart & Final Stores Corporation, a California corporation which also operates a Cash & Carry division.  We own American Foodservice Distributors (“American Foodservice”), a holding company, which owns 100% of Port Stockton Food Distributors, Inc. (“Smart & Final Foodservice”), a California corporation, and 100% of Henry Lee Company, a Florida company, and two operating divisions in Florida, Orlando Foodservice and Southern Foods.  The operations of Southern Foods were merged into the operations of Orlando Foodservice and Henry Lee Company as of the end of 2002.  Henry Lee Company, Orlando Foodservice and Southern Foods are collectively referred to as “Florida Foodservice”.  We are engaged in the business of distributing food and related non-food items through wholesale outlets under the trade names “Smart & Final” and “United Grocers Cash & Carry” (“Cash & Carry”) and by delivery, under the trade names “Smart & Final Foodservice Distributors”, formerly “Port Stockton”, and “Henry Lee.”  We also own 100% of Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), a Mexican holding company through which we own 50% of a joint venture, Smart & Final del Noroeste S.A. de C.V. (“SFDN”), in Mexico.

Principles of consolidation

          The consolidated financial statements include our accounts and the accounts of our majority owned subsidiaries. Our 50%-owned joint venture in Mexico is accounted for by the equity method of accounting.

          All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years’ amounts have been reclassified to conform to the fiscal year 2002 presentation.

Fiscal years

          Our fiscal year ends on the Sunday closest to December 31.  Fiscal years 2002, 2001 and 2000 ended on December 29, 2002, December 30, 2001 and December 31, 2000, respectively, and included 52 weeks each.  Each of our fiscal years consists of twelve-week periods in the first, second, and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.  The fourth quarter of a 53-week year consists of thirteen weeks.

Cash and cash equivalents

          We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents is approximately the same as their fair value because of the short maturity of these instruments.

Credit risk

          We are exposed to credit risk on trade notes and accounts receivable.  We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations.  Concentrations of credit risk with respect to trade notes and accounts receivable are limited due to the number of customers comprising our customer base.  We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Inventories

          The majority of our inventories consist of merchandise purchased for resale which are stated at the lower of FIFO (first-in, first-out) cost or market.

Prepaid expenses and other current assets

          Prepaid expenses and other current assets primarily include prepaid rent, insurance, property taxes and other expenses prepaid and the fair market value of stock we received from the demutualization transactions of a mutual insurance company in December 2001.   These shares of stock were classified as trading securities and recorded at fair market value of $1,190,000 at fiscal year end 2002 and $1,264,000 at fiscal year end 2001.

Property, plant and equipment

          Property, plant and equipment owned by us are stated at cost and are depreciated or amortized using the straight-line method.  Leased property meeting certain criteria is capitalized and the amortization is based on the straight-line method over the term of the lease.  The estimated useful lives are as follows:

Buildings and improvements	5-25 years
Fixtures and equipment	3-10 years
Leasehold improvements	Lesser of lease term or useful life of improvement

          Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred.  Major replacements or betterments of properties are capitalized.  When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the consolidated statement of income.

          Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

          Also included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $1,221,000 and $1,421,000 as of fiscal year end 2002 and 2001, respectively.  These costs are amortized over the remaining lease term of the site with which they are associated.

Goodwill

          Through fiscal year end 2001, goodwill had been amortized on a straight-line basis over a period not exceeding 40 years.  We assessed the recoverability of goodwill based on expected future cash flows.  Effective December 31, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value.  The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.  We performed a transitional impairment test within the first six months after adoption of SFAS No. 142 and subsequently, an annual impairment test by the end of fiscal 2002 and found no impairment as a result of either test.

          The following pro forma information presents the impact on net income and earnings per share had SFAS No. 142 been effective for the fiscal years 2001 and 2000, dollars in thousands except per share amounts.  Adjusted earnings per common share or adjusted earnings per common share, assuming dilution, may not aggregate due to rounding:

	Fiscal Year

	2002	2001	2000

Net income, as reported	$6,849	$12,029	$9,557
Amortization of goodwill, net of tax	—	958	975

Net income, adjusted	$6,849	$12,987	$10,532

Earnings per common share, as reported	$0.23	$0.41	$0.33
Amortization of goodwill, net of tax	—	0.03	0.03

Earnings per common share, adjusted	$0.23	$0.44	$0.36

Earnings per common share, assuming dilution, as reported	$0.23	$0.41	$0.33
Amortization of goodwill, net of tax	—	0.03	0.03

Earnings per common share, assuming dilution, adjusted	$0.23	$0.44	$0.36

Other assets

          Other assets include a certificate of deposit of $1,588,000 and municipal bonds with face values aggregating $8,300,000 at fiscal year end 2002 and a certificate of deposit of $1,500,000 and municipal bonds with face values aggregating $3,930,000 at fiscal year end 2001, which secure our workers’ compensation reserves.  These municipal bonds are classified as held-to-maturity and have varying maturity dates ranging from 2006 through 2019.  The following table sets forth the aggregate amortized cost basis, gross unrealized holding gain and fair market value of these municipal bonds.

	2002	2001

Amortized cost basis	$8,284,000	$3,950,000
Gross unrealized holding gain	549,000	240,000

Fair market value	$8,833,000	$4,190,000

          Other assets include financing issuance costs relating to fees paid in connection with the debt restructuring of the revolving credit facility and the lease facility (see Note 4 “Debt” and Note 5 “Lease Obligations”) and are being amortized over the terms of the related obligations.  These costs, net of amortization, were $4,148,000 at fiscal year end 2002 and $5,665,000 at fiscal year end 2001.

          Other assets also include capitalized software costs.  These costs include third party purchased software costs, direct labor associated with internally developed software, and installation costs.  Such costs are being amortized over the period that the benefits of the software are fully realizable and enhance the operations of the business, ranging from three to five years, using the straight-line method.  These costs, net of amortization, were $7,554,000 at fiscal year end 2002 and $5,913,000 at fiscal year end 2001.

Accounts payable

          Our banking arrangements provide for the daily replenishment of vendor payable accounts as checks are presented. The checks outstanding in these bank accounts totaled $28,847,000 at fiscal year end 2002 and $27,753,000 at fiscal year end 2001 and are included in accounts payable on the accompanying consolidated balance sheets.

Rent expense

          Certain of our operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.

Stock options

          In 1996, we adopted SFAS No. 123 “Accounting for Stock-Based Compensation”, which encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that change from the intrinsic value method to the fair value method of accounting for stock-based compensation.  SFAS No. 148 also requires additional disclosure of pro forma information when a company uses the intrinsic value method effective for annual financial statements for fiscal years ending after December 15, 2002.  SFAS No. 148 also requires similar disclosure for condensed interim financial statements effective for periods beginning after December 15, 2002.

          We used the intrinsic value method to account for stock-based employee compensation for each of the fiscal years presented in our statement of income.  The pro forma information required by SFAS No. 148 is included in Note 11, “Stock-Based Compensation.”

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

Vendor allowances

          As a component of our consolidated procurement program, we enter into contracts with our vendors.  These contracts provide for rebates or other allowances that are contingent upon our meeting specified performance measures.  Such rebates and allowances are recognized as a reduction in cost of goods sold in the financial statements at the point in which the specified performance measures have been achieved.

Shipping and handling costs

          We classify shipping and handling costs in Cost of Sales, Buying and Occupancy.

Income taxes

          We recognize deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

Foreign currency translations

          Assets and liabilities recorded in foreign currencies related to our investment in the Mexico joint venture are translated at the exchange rate on the balance sheet date.  Revenues and expenses of Smart & Final Mexico are translated at average rates of exchange prevailing during the year.  In accordance with accounting principles generally accepted in the United States, the functional currency for our Mexico operations is the Mexican Peso.  As such, foreign currency translation gains and losses are included in other comprehensive income (loss) (“OCI”) and reflected in Accumulated Other Comprehensive Loss within Stockholders’ Equity.

New accounting pronouncements

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 143.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical corrections.”  SFAS No. 145 requires most gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required.  SFAS No. 145 also amends SFAS No. 13 “Accounting for Leases”, to require certain lease modifications to be treated as sale-leaseback transactions.  Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while other provisions are effective for fiscal years beginning after May 15, 2002.  We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 145.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 146.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires that a guarantor recognize a liability for the fair value of guarantee obligations issued after December 31, 2002.  We will record the fair value of future material guarantees, if any.

          On January 17, 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities.  Interpretation No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003.  Under Interpretation No. 46, as it is currently structured, the assets and debt underlying the lease facility discussed in Note 5 would need to be consolidated.  We may negotiate and restructure the lease facility in response to the new accounting requirements under Interpretation No. 46.

2.     Investments in Subsidiaries

          Our Retained Earnings included undistributed earnings of SFDN of $4,448,000 and $3,564,000 at fiscal year end 2002 and 2001, respectively.  These earnings are considered retained indefinitely for reinvestment and, accordingly, no provision is provided for United States federal and state income taxes and foreign income taxes.

3.     Derivatives

          We use interest rate collar agreements with major banks to limit the impact of interest rate fluctuations on floating rate debt.  At the beginning of fiscal year 2002, we had three agreements that hedged principal amounts of an aggregate of $100 million.  In October 2002, two of the agreements expired and at December 29, 2002, one remaining agreement hedges principal amounts of an aggregate of $70 million.  This agreement limits the effect of LIBOR fluctuations to interest rate ranges from 5.48% to 8.00% and expires in November 2004.  The interest collar agreements were designed as cash flow hedges and were considered fully effective.  Such instruments are marked to market every quarter, with the changes in fair value recorded as OCI and the ineffective portion recorded to current earnings and included under interest expense, net on the consolidated statements of income.  The cumulative loss recorded to OCI as a result of net changes in the fair market value of these agreements were $4,073,000 at the beginning of fiscal year 2002 and $4,936,000 at December 29, 2002.  The decrease in the fair value during the current reporting period is attributable to the declining market interest rates, partially offset by reclassification of ineffective portion from OCI to current earnings.  Such reclassification aggregated $3,230,000 in fiscal year 2002 and $1,073,000 in fiscal year 2001.  We estimate that $2,600,000 of net derivative losses included in OCI will be recognized in results of operations within the next twelve months.

4.     Debt

Credit Agreement

          In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks.  At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit.  Availability under the Credit Agreement is subject to a formula based on the value of eligible accounts receivable and inventory.  As of December 29, 2002, $130.0 million of revolving loan and $4.2 million of letters of credit were outstanding and the remaining availability based on the formula was $19.2 million.  Borrowings under Credit Agreement are collateralized by a security interest in our receivables, inventory and fixed assets.  Interest for the Credit Agreement is at Eurodollar LIBOR or the Administrative Agent’s reference rate, plus designated amounts.  Commitment fees are charged on the undrawn amounts at rates ranging between 0.30% to 0.50%.  The Credit Agreement expires on November 30, 2004.  Principal repayments may be required prior to the final maturity.  Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed.  As of December 29, 2002, the six-month Eurodollar LIBOR rate was 1.39%.

          The Credit Agreement contains various customary and restrictive covenants, including restrictions on cash dividends declared or paid, additional debt and capital expenditures, and requires us to maintain certain fixed charge coverage ratios and other financial ratios.  The covenants do not require us to maintain a public debt rating or a certain liquidity level.  As of December 29, 2002, we were not in compliance with certain of the financial covenants included in the Credit Agreement.  In February 2003, we obtained a waiver of non-compliance as of December 29, 2002 and an amendment of certain covenants for the first quarter of 2003.  We intend to negotiate and enter into an amended Credit Agreement during 2003.  Pending the execution of an amended Credit Agreement, our obligation under the revolving credit facility has been classified as a current liability in our consolidated balance sheet as of December 29, 2002.

Other debt

          In connection with the acquisition of the Cash & Carry operating business of United Grocers, Inc., we issued a $17.5 million five-year unsecured note.  At December 29, 2002, the outstanding balance was $5.0 million.  This note is payable in one remaining installment of $5.0 million in May 2003.  This note bears interest at 6.50%.  Accrued interest is payable quarterly.  Another unsecured note payable of $6,000 at fiscal year end 2002 and $39,000 at fiscal year end 2001, bears interest at 8.00%.

Interest

          Interest paid on our long-term debt aggregated $12,622,000 for fiscal year 2002,  $11,202,000 for fiscal year 2001 and $13,829,000 for fiscal year 2000.  The effective interest rates on our variable-rate debt at December 29, 2002 ranged between 3.93% to 5.75% and at December 30, 2001 ranged between 4.43% and 6.25%.

          The fair value of our debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturity, approximates the carrying amount.

5.       Lease Obligations

          As of fiscal year end 2002, the principal real and personal properties that we leased included store, office and warehouse buildings and delivery and computer equipment.  Of our operating stores, 153 store properties were leased directly from third party lessors and eight stores were on real property that is ground leased from third party lessors.  These leases had an average remaining lease term of nine years as of fiscal year end 2002.

          In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association.  Participants in this transaction include several banks and financing institutions as well as Casino USA, which owned 56.7 percent of our common stock at fiscal year end 2002.  Casino USA’s share of participation is $16.1 million.  The Lease Agreement, with a value of $87.0 million and at the interest rate of 9.07%, provides for the financing of three distribution facilities and 15 store locations.  The Lease Agreement expires on November 30, 2006.  At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party.  If the properties are sold to a third party and the aggregate sales price is less than

 $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.  The aggregate minimum future lease payments, including the final obligation of $69.2 million under the Lease Agreement, along with our other lease obligations, are included in the aggregate minimum future lease payments table below.

          The Lease Agreement contains various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and requires us to maintain certain fixed charge coverage ratios and other financial ratios.  The covenants do not require us to maintain a public debt rating or a certain liquidity level.  As of December 29, 2002, we were not in compliance with certain of the financial covenants included in the Lease Agreement.  In February 2003, we obtained a waiver of non-compliance as of December 29, 2002 and an amendment of certain covenants for the first quarter of 2003.  We intend to negotiate and enter into an amended Lease Agreement during 2003.  Additionally, we may negotiate and restructure the Lease Agreement in response to the new accounting requirements contained in Interpretation No. 46.  See related discussion in New Accounting Pronouncements in Note 1.

          We guarantee $555,000 of obligations of the former owners of Henry Lee Company. These obligations are related to Florida Foodservice’s Miami dry goods warehouse leased from the former owners of Henry Lee Company.

          Lease expense for operating leases included in the accompanying financial statements was $43,400,000 for 2002, $41,485,000 for 2001 and $39,208,000 for 2000.  All lease expenses were paid to the third party lessors.

          Aggregate minimum future lease payments for real property, as well as equipment and other property at fiscal year end 2002 are as follows:

Fiscal Year:	Operating Leases	Capital Leases

2003	$47,407,000	$2,506,000
2004	46,123,000	2,215,000
2005	43,250,000	2,045,000
2006	107,725,000	764,000
2007	28,692,000	494,000
Subsequent to 2007	179,473,000	1,024,000

Future minimum lease payments	$452,670,000	9,048,000
Less amount representing interest		1,726,000

Present value of future lease payments		$7,322,000

          Capital lease obligations vary in amount with interest rates ranging from 6.92% to 19.91%.  Interest paid in relation to capital leases aggregated $1,195,000 for fiscal year 2002, $1,071,000 for fiscal year 2001 and $1,166,000 for fiscal year 2000.  Assets under capital leases consist of store locations and equipment.  Amortization of assets under capital leases is included with depreciation and amortization on owned assets.

6.     Retirement Plans

Defined benefit plans

          We have a noncontributory pension plan covering substantially all full time employees, except for those employees of American Foodservice.  We fund this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (ERISA).  Plan assets are held by the trustee, and consist of a diversified portfolio of fixed-income investments and equity securities, including U.S. Government instruments, corporate bonds, money market funds and common stock.

          We also have in place a noncontributory supplemental executive retirement plan (“SERP”) which provides supplemental income payments for certain officers in retirement.  We have invested in corporate-owned life insurance policies, which provide partial funding for these benefits.  The cash surrender value of these policies amounted to $5,764,000 at fiscal year end 2002 and $5,274,000 at fiscal year end 2001 and is included in Other Assets in the accompanying consolidated balance sheets.

          The following tables set forth the changes in benefit obligation and plan assets of these plans for 2002 and 2001:

	2002	2001

Change in Benefit Obligation
Benefit obligation at beginning of year	$54,907,000	$46,105,000
Service cost	2,804,000	2,492,000
Interest cost	4,223,000	3,755,000
Plan amendment	97,000	—
Actuarial loss	6,731,000	4,161,000
Benefits paid	(1,612,000)	(1,606,000)

Benefit obligation at end of year	67,150,000	54,907,000

Change in Plan Assets
Fair value of plan assets at beginning of year	32,455,000	37,076,000
Actual return on plan assets	(4,077,000)	(3,689,000)
Employer contribution	4,000,000	674,000
Benefits paid	(1,612,000)	(1,606,000)

Fair value of plan assets at end of year	30,766,000	32,455,000

Funded Status	(36,384,000)	(22,452,000)
Unrecognized prior service cost	2,415,000	2,687,000
Unrecognized net transition obligation	97,000	195,000
Unrecognized actuarial loss	24,726,000	12,180,000

Accrued benefit cost	$(9,146,000)	$(7,390,000)

          Amounts recognized in the consolidated balance sheets at fiscal year end 2002 and 2001 consist of

	2002	2001

Accrued benefit cost	$(9,146,000)	$(7,390,000)
Additional minimum liability	(14,943,000)	(4,588,000)
Intangible asset	2,426,000	2,396,000
Accumulated other comprehensive income	12,517,000	2,192,000

Net amount recognized	$(9,146,000)	$(7,390,000)

          The weighted average assumptions used in accounting for these plans at fiscal year end 2002 and 2001 were as follows:

	2002	2001

Discount rate	6.75%	7.25%
Rate of increase in compensation levels	4.50%	4.50%
Expected long-term rate of return on plan assets	9.00%	9.00%

          The net periodic benefit cost for fiscal years 2002, 2001, and 2000 includes the following components:

	2002	2001	2000

Service cost component	$2,804,000	$2,492,000	$1,833,000
Interest cost component	4,223,000	3,755,000	3,153,000
Expected return on plan assets	(2,842,000)	(3,330,000)	(3,546,000)
Amortization of prior service cost	368,000	357,000	347,000
Amortization of transition obligation	98,000	98,000	99,000
Amortization of actuarial (gain) loss	879,000	—	(439,000)

Net expense	$5,530,000	$3,372,000	$1,447,000

          We contribute to a multi-employer pension plan administered by a trustee on behalf of our 100 union employees.  Contributions to this plan are based upon negotiated labor contracts.  Information relating to benefit obligations and fund assets, as they may be allocable to us, at December 29, 2002 is not available.  Pension expense for this plan was $622,000 for fiscal year 2002, $484,000 for fiscal year 2001 and $507,000 for fiscal year 2000.

Defined contribution plans

          We offer all qualified full time employees participation in defined contribution plans (the “401(k) Savings Plans”) which are qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended.  The Smart & Final 401(k) Savings Plan covers all employees of Smart & Final Stores Corporation and related entities which includes the Cash & Carry division employees.  This 401(k) Savings Plan allows participants to contribute for fiscal year 2002 up to 15% of their eligible compensation or $11,000, whichever is lower.  We automatically matched 33% in 2002 and 2001 and 25% in 2000 of each dollar contributed up to 6% of the participant’s eligible compensation.  Contributions made to this 401(k) Savings Plan were $1,295,000 for fiscal year 2002, $1,166,000 for fiscal year 2001 and $1,051,000 for fiscal year 2000.  Additionally, we may at our discretion match up to an additional 75% of each dollar contributed up to 6% of the participants’ eligible compensation if we exceed certain financial and profitability goals.  We provided $250,000 of additional match in 2000 and no additional match in 2002 or 2001.

          We also maintain 401(k) Savings Plans for the Smart & Final Foodservice and Florida Foodservice subsidiaries.  For 2002, these plans allowed participants to contribute up to 15% of their compensation or $11,000, whichever was lower.  Under these plans, we automatically match from 50% to 75% of each dollar contributed up to 6% of the participant’s eligible compensation, depending on the plan.  The amounts contributed to these plans were $763,000 for fiscal year 2002, $971,000 for fiscal year 2001 and $788,000 for fiscal year 2000.

Deferred compensation plan

          We have in place a nonqualified deferred compensation program, which permits key employees and members of the Board of Directors to annually elect individually to defer up to 100% of their current year compensation until retirement.  The retirement benefit to be provided is a function of the amount of compensation deferred.  We have invested in corporate-owned life insurance policies with death benefits aggregating to $37,409,000 as of fiscal year end 2002 and $39,611,000 as of fiscal year end 2001.  The cash surrender value of these policies amounted to $6,625,000 at fiscal year end 2002 and $5,955,000 at fiscal year end 2001 and is included in Other Assets in the accompanying consolidated balance sheets.  We do not anticipate this plan will have material financial impact to the consolidated financial statements.

7.     Postretirement and Postemployment Benefit Obligations

          We provide certain health care benefits for retired employees.  Substantially all of our full time employees may become eligible for those benefits if they reach retirement age while still working for us.  Benefits are limited to the lesser of actual cost for the medical coverage selected or a defined dollar benefit based on years of service.  In addition, on a postemployment basis, we provide certain disability-related benefits to our employees.

          All plans are defined benefit plans and the reconciliation of benefit obligation and plan assets for 2002 and 2001 are aggregated as follows:

	2002	2001

Change in Benefit Obligation
Benefit obligation at beginning of year	$11,241,000	$10,447,000
Service cost	335,000	280,000
Interest cost	787,000	790,000
Actuarial loss	262,000	152,000
Benefits paid	(752,000)	(428,000)

Benefit obligation at end of year	11,873,000	11,241,000

Funded Status	(11,873,000)	(11,241,000)
Unrecognized actuarial gain	(4,115,000)	(4,637,000)

Accrued benefit cost	$(15,988,000)	$(15,878,000)

          The weighted average discount rate used in accounting for these plans was 6.75% at fiscal year end 2002 and 7.25% at fiscal year end 2001.  The accumulated postretirement benefit obligation is reflected on the consolidated balance sheet as of fiscal year end 2002 as a current liability of $750,000 and a long-term liability of $15,238,000.  For measurement purposes, the annual rate of increase in the per capita cost of covered claims assumed was 8.5% for fiscal year 2002 and 9.0% for fiscal year 2001.  The rate is assumed to decrease by 0.5% per year until an ultimate rate of 6% is reached in 2007 and remains at that level thereafter.

          The expense for postretirement benefits for fiscal years 2002, 2001 and 2000 includes the following components:

	2002	2001	2000

Service cost component	$335,000	$280,000	$252,000
Interest cost component	787,000	790,000	750,000
Amortization of gain	(260,000)	(240,000)	(308,000)

Net postretirement benefit expense	$862,000	$830,000	$694,000

          We offer a defined dollar benefit plan providing a maximum fixed dollar amount of coverage that does not increase with medical inflation.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components of net periodic expense	$13,000	$(16,000)
Effect on accumulated postretirement benefit obligation	166,000	(206,000)

8.       Income Taxes

          The effective tax rate was 38.5% for fiscal year 2002, 36.8% for fiscal year 2001 and 38.1% for fiscal year 2000.  Reconciliation between the federal statutory income tax rate of 35.0% and the effective tax rate for each year is as follows:

	2002	2001	2000

Income tax at federal statutory rate	$3,735,000	$6,633,000	$4,930,000
State income taxes, net of federal tax benefit	590,000	813,000	382,000
Tax credits	(586,000)	(1,111,000)	—
Other	—	—	49,000

Income taxes	$3,739,000	$6,335,000	$5,361,000

          The total tax credits available were $776,000 at fiscal year end 2002 and $1,111,000 at fiscal year end 2001.  These tax credits included California state tax incentives for businesses operating in the enterprise zones and Los Angeles revitalization zones, federal tax incentive programs designed to encourage employers hiring from targeted groups and various other smaller tax credits.

Provision for income taxes consists of the following:
	2002	2001	2000

Current
Federal	$1,856,000	$9,170,000	$6,338,000
State	227,000	1,516,000	1,212,000

	2,083,000	10,686,000	7,550,000
Deferred
Federal	1,656,000	(4,351,000)	(2,189,000)

Income taxes	$3,739,000	$6,335,000	$5,361,000

          A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes.  The components of the net deferred income tax asset consist of the following:

	2002	2001

Property, plant and equipment depreciation differences	$(6,513,000)	$(4,977,000)
Employee benefits including postretirement and postemployment reserves	21,040,000	14,526,000
Operating reserves and accruals	9,362,000	11,301,000
Other	(417,000)	2,405,000

Net deferred tax asset	$23,472,000	$23,255,000

          The deferred tax asset is reflected in our consolidated balance sheet as of fiscal year end 2002 as a current asset of $13,162,000 and a long-term asset of $10,310,000.

          Smart & Final Inc. and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California.  Under this arrangement, we have made tax sharing payments to, or received benefits from, Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items. Taxes paid are as follows:

	2002	2001	2000

Tax sharing payments made to Casino USA	$348,000	$736,000	$739,000
Taxes paid for states other than California	112,000	226,000	80,000
Taxes paid to federal government	1,570,000	7,750,000	6,085,000

Total taxes paid	$2,030,000	$8,712,000	$6,904,000

9.     Related Party Transactions

Services and transactions with Casino USA

          We perform various services for Casino USA, primarily in administrative functions including accounting, human resources and systems development work.  The costs of these services were charged to Casino USA.  Such charges amounted to $302,000 for fiscal year 2002, $287,000 for fiscal year 2001 and $274,000 for fiscal year 2000.  We expect to continue to provide these administrative services to Casino USA at the estimated costs.  These administrative and service charges result from an undertaking to provide the respective service in the most cost-effective manner, taking advantage of each entity’s internal administrative structure.  We believe that the allocation method is reasonable.

          Interest charges related to intercompany advances from Casino USA were $27,000 during fiscal year 2002, $91,000 during fiscal year 2001 and $7,000 during fiscal year 2000.  We had previously borrowed $16.0 million from Casino USA that was paid off by the borrowings under the Credit Agreement in November 2001.  Interest expense incurred on the loan from Casino USA was $1,060,000 in fiscal year 2001 and $1,530,000 in fiscal year 2000.

          We have a five-year operating lease agreement with a national banking association as discussed in Note 5.  There are several banks and financing institutions as well as Casino USA that are participants in this transaction.  Casino USA’s share of participation is $16.1 million.

SFDN rental charges

          We received $126,000 during fiscal year 2002 and $111,000 during fiscal year 2001 in rental payments from SFDN for a store location under a ground lease from an unrelated third party.

10.     Employment/Consulting Agreement

          We have a consulting arrangement with a former Chairman that provides for his services for a period expiring in 2003.  Other employment and consulting agreements were also in effect during 2002 including an employment agreement with our current Chief Executive Officer.

          These agreements contain provisions for base salary and bonuses, and expire during fiscal years 2003 through 2004.  Annual payments under these agreements were approximately $2,515,000 in 2002 and $2,503,000 in 2001, and will total approximately $1,455,000 in fiscal 2003.  Most of these employment agreements contain provisions in the event of a change in control whereby the employees are entitled to lump sum cash payments and bonuses and certain other benefits.

          We have severance agreements with certain former employees.  These severance agreements provide for cash payments and continuation of certain benefits, which may include health insurance and stock options.  Annual cash payments under these agreements were approximately $190,000 in fiscal 2002 and $1,251,000 in fiscal 2001, and will total approximately $105,000 in fiscal 2003.

11.     Stock-Based Compensation

          In 1997 we adopted and thereafter amended, a Long-Term Equity Compensation Plan expiring December 31, 2010, under which 5,100,000 shares of common stock are available for award as stock options, stock appreciation rights, restricted stock awards, and performance units or performance shares.

Stock options

          We also had a Stock Incentive Plan that allowed options to be granted.  This plan expired in June 2001 and no future grants can be made under this plan.  The compensation committee of the Board of Directors establishes option prices under both the Long-Term Equity Compensation Plan and the Stock Incentive Plan at no less than 85% of the fair market value of the common stock at the time the option is granted.  Options for officers and directors granted at the time of our initial public offering were granted at 85% of fair market value.  Options for directors elected subsequent to the initial public offering and options for officers and management have been granted at fair market value at the time of grant.  Options under these plans generally vest over a four-year period.  Certain options granted in 1999 vest over a five-year period for management and a three-year period for directors.  All options may be exercised for up to ten years from the date of grant.

          A summary of changes in the shares under option follows:

	Shares	Weighted Average Price

Shares under option at fiscal year end 1999	3,301,690	$13.42

Fiscal year 2000:
Options granted	1,263,175	10.83
Options exercised	—	—
Options canceled	(1,208,295)	13.51

Shares under option at fiscal year end 2000	3,356,570	12.42

Shares exercisable at fiscal year end 2000	1,785,323	14.41
Fiscal year 2001:
Options granted	896,450	10.17
Options exercised	(96,164)	10.48
Options canceled	(1,144,534)	16.47

Shares under option at fiscal year end 2001	3,012,322	10.27

Shares exercisable at fiscal year end 2001	1,075,070	12.16
Fiscal year 2002:
Options granted	412,000	8.76
Options exercised	(1,392)	8.22
Options canceled	(164,941)	11.42

Shares under option at fiscal year end 2002	3,257,989	10.03

Shares exercisable at fiscal year end 2002	1,444,325	$11.04

          Stock options outstanding at December 29, 2002 are as follows:

	Number Outstanding as of 12/29/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices

$5.1600 - $6.8750	426,684	7.64	$6.5258
$7.6880 - $8.8750	234,617	8.05	8.0241
$9.2500	761,274	6.35	9.2500
$9.3750 - $9.8130	342,434	8.61	9.7931
$10.1320	791,600	8.75	10.1320
$10.1880 - $11.0000	325,750	4.80	10.6349
$12.1250 - $17.6250	345,530	5.61	16.0873
$17.8750 - $21.8750	28,400	4.92	18.6021
$22.6250	1,500	4.15	22.6250
$22.8750	200	3.36	22.8750

$5.1600 - $22.8750	3,257,989	7.21	$10.0284

          Stock options exercisable as of December 29, 2002 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price

$5.1600 - $6.8750	129,350	$6.7537
$7.6880 - $8.8750	64,695	7.9259
$9.2500	581,886	9.2500
$9.3750 - $9.8130	49,346	9.7680
$10.1880 - $11.0000	261,050	10.6768
$12.1250 - $17.6250	328,298	16.2952
$17.8750 - $21.8750	28,200	18.5789
$22.6250	1,300	22.6250
$22.8750	200	22.8750

$6.3750 - $22.8750	1,444,325	$11.0402

          Shares of common stock available for future award under the Long-Term Equity Compensation Plan were 1,953,942 at fiscal year end 2002, 906,751 at fiscal year end 2001 and 400,408 at fiscal year end 2000.

          We account for options under these plans using the intrinsic value method as allowed under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”  Disclosures of pro forma information regarding net income and earnings per share are required under SFAS No. 123, which uses the fair value method.  As of fiscal year end 2002, we adopted SFAS No. 148 regarding the additional disclosure requirements of pro forma information.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	37%	37%	37%
Risk-free interest rates	4.9%	6.7%	4.7%
Weighted average expected lives
Executives	4.90 years	4.91 years	4.94 years
Non executives	4.60 years	4.55 years	4.54 years
Weighted-average fair value of options granted	$3.50	$4.17	$1.62

          The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted:

	2002	2001	2000

Net income as reported	$6,849,000	$12,029,000	$9,557,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	1,377,000	986,000	1,370,000

Pro forma net income	$5,472,000	$11,043,000	$8,187,000

Earnings per share:
Basic, as reported	$0.23	$0.41	$0.33

Basic, pro forma	$0.19	$0.37	$0.28

Diluted, as reported	$0.23	$0.41	$0.33

Diluted, pro forma	$0.19	$0.37	$0.28

          The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future.  SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995.  We anticipate making additional stock-based compensation awards in the future.

Exchange Program

          In the fourth quarter of 2000, the Board of Directors approved a program for the voluntary exchange (the “Exchange Program”) of certain outstanding options with an exercise price of $14.00 or higher per share for shares of common stock issued as restricted stock under the terms of the Long-Term Equity Compensation Plan.  All options surrendered as a result of an election under the Exchange Program were canceled and returned to the respective plan under which the canceled options were first granted.  The Exchange Program expired on March 9, 2001 and a total of 860,114 options were surrendered in exchange for the issuance of 178,510 shares of restricted stock. The related compensation expense to be recognized over the vesting periods of one year or three years was $1,641,000.  The related compensation expense recognized was $521,000 for fiscal year 2002 and $518,000 for fiscal year 2001.

Restricted stock

          Other than the shares issued pursuant to the Exchange Program, we did not grant other shares of restricted stock during fiscal year 2002 or 2001.  During fiscal year 2000, we granted 91,850 shares of restricted stock under Long-Term Equity Compensation Plan.  Compensation expense is computed based on the market price on the grant date and recognized over the vesting periods.  Compensation expense associated with the restricted stock grants, other than the issuance associated with the Exchange Program, was $65,000 for fiscal year 2002, $491,000 for fiscal year 2001 and $373,000 for fiscal year 2000.  Vesting periods under the Long-Term Equity Compensation Plan range from one to five years or until specified performance objectives are satisfied.

12.     Segment Reporting

          Our two reportable segments are Stores and broadline Foodservice.  The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores.  The broadline Foodservice distribution segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers and Smart & Final stores.  Corporate Expense is comprised primarily of corporate expenses incidental to the activities of the reportable segments and rental income from Smart & Final stores and Smart & Final Mexico.  Our 50%-owned joint venture in Mexico is reported on the equity basis of accounting.  These reportable segments are strategic business units that offer different products and services.  They are managed separately because each segment requires different technology and marketing strategies.

          The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  We evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

          The revenues, profit or loss and other information of each segment are as follows, amounts in thousands:

2002:

			Corporate Expense
	Stores	Foodservice		Total

Revenues from external customers	$1,630,617	$385,366	$—	$2,015,983
Intercompany real estate charge (income)	13,609	5	(13,614)	—
Interest income	—	—	528	528
Interest expense	—	—	13,209	13,209
Depreciation and amortization	26,928	6,061	2,839	35,828
Pre-tax income (loss)	36,360	(12,617)	(14,039)	9,704
Equity in net income of unconsolidated subsidiary	—	—	884	884
Income taxes	—	—	3,739	3,739
Total assets	420,161	136,118	64,957	621,236

2001:

			Corporate Expense
	Stores	Foodservice		Total

Revenues from external customers	$1,542,945	$403,778	$—	$1,946,723
Intercompany real estate charge (income)	15,494	413	(15,907)	—
Interest income	—	—	538	538
Interest expense	—	—	13,038	13,038
Depreciation and amortization	25,535	4,985	3,605	34,125
Pre-tax income (loss)	41,338	(14,584)	(9,516)	17,238
Equity in net income of unconsolidated subsidiary	—	—	1,126	1,126
Income taxes	—	—	6,335	6,335

2000:

			Corporate Expense
	Stores	Foodservice		Total

Revenues from external customers	$1,463,676	$400,219	$—	$1,863,895
Intercompany real estate charge (income)	13,816	—	(13,816)	—
Interest income	—	—	1,406	1,406
Interest expense	—	—	14,774	14,774
Depreciation and amortization	24,902	5,159	2,822	32,883
Pre-tax income (loss)	37,314	(8,179)	(15,050)	14,085
Equity in net income of unconsolidated subsidiary	—	—	833	833
Income taxes	—	—	5,361	5,361

          The basis for allocating distribution expense to Stores was changed in 2001.  If the new allocation method had been used in fiscal year 2000, Foodservice pre-tax loss and Stores pre-tax income would have been approximately $2,600,000 greater in 2000.

13.     Advertising Expense

          We expense the costs of advertising as incurred.  Total advertising expense was $23,800,000 in fiscal year 2002, $22,300,000 in fiscal year 2001 and $20,300,000 in fiscal year 2000.

14.     Legal Actions

          We were named as a defendant in a suit filed on September 13, 2001 in the Superior Court of the State of California for the County of Los Angeles.  This suit, Sergio Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other store managers and assistant managers in California, alleging that we misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes.  The action seeks to be classified as a “class action” and seeks unspecified monetary damages. The merits of this action are being actively investigated and (a) we believe that the merits of this action do not warrant class action status; (b) we believe we have certain defenses to the claim; and (c) we are unable to assess the ultimate determination of this action and what effect, if any, that may result.

          We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course from our operations.  We do not believe that the ultimate determination of these cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

SMART & FINAL INC.
SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Fiscal Year 2002 (A)

	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 16 Weeks	Fourth Quarter 12 Weeks	Total 52 Weeks

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income Statement Data:
Sales	$444,824	$476,129	$627,224	$467,806	$2,015,983
Cost of sales, buying and occupancy	385,260	411,367	536,451	402,370	1,735,448

Gross margin	59,564	64,762	90,773	65,436	280,535
Operating and administrative expenses	55,426	58,986	83,182	60,556	258,150

Income from operations	4,138	5,776	7,591	4,880	22,385
Interest expense, net	2,943	2,932	4,134	2,672	12,681

Income before provision for income taxes	1,195	2,844	3,457	2,208	9,704
Provision for income taxes	528	1,055	1,187	969	3,739

Income from consolidated subsidiaries	667	1,789	2,270	1,239	5,965
Equity earnings in unconsolidated subsidiary	(80)	273	405	286	884

Net income	$587	$2,062	$2,675	$1,525	$6,849

Earnings per common share	$0.02	$0.07	$0.09	$0.05	$0.23

Weighted average common shares	29,394,470	29,394,841	29,432,264	29,443,198	29,417,429

Earnings per common share, assuming dilution	$0.02	$0.07	$0.09	$0.05	$0.23

Weighted average common shares and common share equivalents (B)	29,680,682	29,582,465	29,433,016	29,444,525	29,527,314

(A)	Fiscal year 2002 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter.
(B)	The weighted average common shares and common share equivalents include the common stock equivalents related to stock options.

SMART & FINAL INC.
SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Fiscal Year 2001 (A)

	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 16 Weeks	Fourth Quarter 12 Weeks	Total 52 Weeks

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income Statement Data:
Sales	$424,168	$463,594	$609,329	$449,632	$1,946,723
Cost of sales, buying and occupancy	366,380	398,254	520,962	386,529	1,672,125

Gross margin	57,788	65,340	88,367	63,103	274,598
Operating and administrative expenses	54,082	57,001	78,928	54,849	244,860

Income from operations	3,706	8,339	9,439	8,254	29,738
Interest expense, net	3,067	2,845	3,633	2,955	12,500

Income before provision for income taxes	639	5,494	5,806	5,299	17,238
Provision for income taxes	205	2,127	2,151	1,852	6,335

Income from consolidated subsidiaries	434	3,367	3,655	3,447	10,903
Equity earnings in unconsolidated subsidiary	120	276	274	456	1,126

Net income	$554	$3,643	$3,929	$3,903	$12,029

Earnings per common share	$0.02	$0.12	$0.13	$0.13	$0.41

Weighted average common shares	29,216,756	29,316,731	29,387,111	29,388,994	29,331,991

Earnings per common share, assuming dilution	$0.02	$0.12	$0.13	$0.13	$0.41

Weighted average common shares and common share equivalents (B)	29,492,458	29,660,429	29,783,608	29,663,650	29,660,311

(A)	Fiscal year 2001 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter.
(B)	The weighted average common shares and common share equivalents include the common stock equivalents related to stock options.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On June 7, 2002, our Board of Directors, acting on the recommendation of its Audit Committee, approved a change in our independent accountants.  Accordingly, on July 8, 2002, we executed a definitive engagement letter between us and Ernst & Young LLP to act as our independent accountants for the fiscal year ending December 29, 2002.  The information required by this item is contained in a Current Report on Form 8-K filed on June 12, 2002 and a second related Current Report on Form 8-K filed on July 15, 2002, both of which reports are incorporated herein by reference.

PART III

          The information required by Part III of Form 10-K (items 10 through 13) is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held May 22, 2003.  Such Proxy Statement involves the election of directors and we intend to file not later than 120 days after our last fiscal year end.  If the Proxy Statement is not filed with the SEC within such 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

Item 14.     CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Chief Executive Officer, Chief Financial Officer and several other members of senior management within the 90-day period preceding the filing date of this Form 10-K.  The procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act are (1) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

          (b) Changes in Internal Controls: In the period ended December 29, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) and (c) EXHIBITS

Exhibit Number	Description of Exhibit

3.1*	Certificate of Incorporation of Smart & Final Inc.

3.2*	Certificate of Amendment of Certificate of Incorporation of Smart & Final Inc.

3.3	Bylaws, incorporated by reference to Exhibit Number 3.2 from our Registration Statement on Form S-1, No. 33-41103, which became effective on July 30, 1991.

10.1

Tax Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Sharing Agreement, dated as of November 5, 1984, by and between the Company and Casino USA, as amended), incorporated by reference to Exhibit Number 10.22 from our Annual Report on Form 10-K for the fiscal year ended January 2, 1994, filed with the SEC on April 4, 1994.  (SEC File No. 001-10811)

10.2

Intercompany Agreement, dated August 6, 1991, by and among Casino USA, Casino Realty, Inc. and the Company, incorporated by reference to Exhibit Number 10.24 from our Annual Report on Form 10-K for the fiscal year ended December 29, 1991, filed with the SEC on March 24, 1992.  (SEC File No. 001-10811)

10.3

Truck Lease and Service Agreement, dated December 13, 1991, between the Company and Ryder Truck Rental, Inc. [Commerce Distribution Center], incorporated by reference to Exhibit Number 10.25 from our Form 8 - Amendment No. 1 to our Annual Report on Form10-K for the fiscal year ended December 29, 1991, filed with the SEC on March 30, 1992.  (SEC File No. 001-10811)

10.4* **	Smart & Final Inc. Supplemental Deferred Compensation Plan, as amended and restated through May 16, 2000.

10.5* **	Smart & Final Inc. Directors Deferred Compensation Plan, as amended and restated through March 31, 1999.

10.6

Vehicle Lease Service Agreement, dated October 28, 1994 between the Port Stockton Food Distributions, Inc. and Penske Truck Leasing Company, LP [Port Stockton Distribution Center], incorporated by reference to Exhibit Number 10.62 from our Quarterly Report on Form 10-Q for the quarter ended March 26, 1995, filed with the SEC on May 4, 1995.  (SEC File No. 001-10811)

10.7

Smart & Final Inc. Trust for Deferred Compensation Plans, incorporated by reference to Exhibit Number 10.68 from our Annual Report on Form 10-K for the fiscal year ended December 29, 1996, filed with the SEC on March 25, 1997.  (SEC File No. 001-10811)

10.8**

Supplemental Executive Retirement Plan Master Plan Document, incorporated by reference to Exhibit Number 10.86 from our Annual Report on Form 10-K for the fiscal year ended January 4, 1998, filed with the SEC on April 1, 1998; as amended by the First Amendment to the Supplemental Executive Retirement Plan Master Plan Document, incorporated by reference to Exhibit Number 10.86 from our Quarterly Report on Form 10-Q for the quarter ended March 28, 1999, filed with the SEC on May 3, 1999.  (SEC File No. 001-10811)

10.9**

Smart & Final Inc. Long-Term Equity Compensation Plan (Amended and Restated), incorporated by reference to Exhibit A from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 13, 2002.

10.10

Asset Purchase Agreement, dated May 15, 1998, by and between the Company and United Grocers, Inc., incorporated by reference to Exhibit Number 10.93 from our Quarterly Report on Form 10-Q for the quarter ended June 21, 1998, filed with the SEC on August 4, 1998.

10.11

Employment Agreement, dated May 11, 1999, between the Company and Ross E. Roeder, incorporated by reference to Exhibit Number 10.119 from our Quarterly Report on Form 10-Q for the quarter ended June 20, 1999, filed with the SEC on August 3, 1999; as amended by reference to Exhibit Number 10.53 from our Quarterly Report on Form 10-Q for the quarter ended June 17, 2001, filed with the SEC on July 26, 2001.

10.12

Smart & Final Inc. Non-Employee Director Stock Plan (Amended and Restated), incorporated by reference to Exhibit B from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 13, 2002.

10.13**

First Amendment to Deferred Compensation Agreements, dated as of October 23, 2000, incorporated by reference to Exhibit Number 10.128 from our Quarterly Report on Form 10-Q for the quarter ended October 8, 2000, filed with the SEC on November 11, 2000.

10.14

Truck Lease and Service Agreement, dated August 24, 2001, between the Company and Primms, L.P. [Florida Distribution Center], incorporated by reference to Exhibit Number 10.17 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.15

Participation Agreement, dated as of November 30, 2001, by and among the Company, as Lessee, and various parties, as Guarantors, Holders and Lenders, and Wells Fargo Bank Northwest, National Association, as Owner Trustee, and Fleet Capital Corporation, as Administrative Agent and Arranger, and Natexis Banques Populaires, as Documentation Agent, incorporated by reference to Exhibit Number 10.18 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.16

Credit Agreement, dated as of November 30, 2001, among Wells Fargo Bank Northwest, National Association, as the Owner Trustee, various parties, as the Lenders, and Fleet Capital Corporation, as the Agent, incorporated by reference to Exhibit Number 10.19 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.17

Lease Agreement, dated as of November 30, 2001, between Wells Fargo Bank, Northwest, National Association, as Owner Trustee and Lessor, and the Company, as Lessee, incorporated by reference to Exhibit Number 10.20 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.18

Credit Agreement, dated as of November 30, 2001, among the Company, as Borrower, and various parties, as Lenders, BNP Paribas, as Administrative Agent and Lead Arranger, Harris Trust & Savings Bank, as Syndication Agent, and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, as Documentation Agent, incorporated by reference to Exhibit Number 10.21 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.19**

Form of 2001 Executive Severance Plan, incorporated by reference to Exhibit Number 10.22 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC March 15, 2002.

10.20

Waiver and Amendment Agreement No. 1, dated June 4, 2002, among the Company, as Lessee, Wells Fargo Bank Northwest, National Association, as Owner Trustee and Lessor, and various parties, as Lenders and as Guarantors, incorporated by reference to Exhibit Number 99.1 from our Current Report on Form 8-K, dated June 4, 2002 and filed with the SEC on June 10, 2002.

10.21

First Amendment to Credit Agreement, dated June 4, 2002, among the Company, as Borrower, and various parties, as Lenders and as Guarantors, and BNP Paribas, as Administrative Agent for the Lenders, incorporated by reference to Exhibit Number 99.2 from our Current Report on Form 8-K, dated June 4, 2002 and filed with the SEC on June 10, 2002.

10.22*	Agreement, dated June 5, 2002 through June 5, 2006, between Smart & Final Foodservice Distributors and Food Distributors Employees Association [Port Stockton].

10.23*

Second Amendment to Credit Agreement, dated February 18, 2003, between the Company, as Borrower, and various parties, as Lenders and as Guarantors, and BNP Paribas, as the Administrative Agent for the Lenders.

10.24*

Waiver and Amendment Agreement No. 2, dated February 14, 2003, among the Company, as Lessee, Wells Fargo Bank Northwest, National Association, as Owner Trustee and Lessor, and various parties, as Lenders and as Guarantors.

21*	Subsidiaries of the registrant

23.1*	Consent of Independent Accountants, Ernst & Young LLP

23.2*	Notice of Inability to Obtain Consent (Consent of Arthur Andersen LLP omitted pursuant to Rule 437a)

*	Filed herewith
**	Management contracts and compensatory plans, contracts and arrangements of the Company.

(b)	Reports on Form 8-K:

	Date Filed	Item Reported

November 15, 2002

Pursuant to 18 U.S.C. §1350 by attaching as Exhibits the certifications of Smart & Final’s Chief Executive Officer, Ross E. Roeder and its Chief Financial Officer, Richard N. Phegley, which accompanied Smart & Final’s Quarterly Report on Form 10-Q for the quarter ended October 6, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 12, 2003.

SMART & FINAL INC.

By:	/s/ RICHARD N. PHEGLEY

Richard N. Phegley Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, on behalf of the Registrant and in the capacities indicated on March 12, 2003.

/s/ ROSS E. ROEDER	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Ross E. Roeder

/s/ RICHARD N. PHEGLEY	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Richard N. Phegley

/s/ RICHARD A. LINK	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Richard A. Link

/s/ PIERRE BOUCHUT	Director

Pierre Bouchut

/s/ CHRISTIAN COUVREUX	Director

Christian Couvreux

/s/ TIMM F. CRULL	Director

Timm F. Crull

/s/ JAMES S. GOLD	Director

James S. Gold

/s/ ANTOINE GUICHARD	Director

Antoine Guichard

/s/ DAVID J. MCLAUGHLIN	Director

David J. McLaughlin

/s/ JOËL-ANDRÉ ORNSTEIN	Director

Joël-André Ornstein

/s/ THOMAS G. PLASKETT	Director

Thomas G. Plaskett

/s/ ETIENNE SNOLLAERTS	Director

Etienne Snollaerts

CERTIFICATIONS

I, Ross E. Roeder, certify that:

1. I have reviewed this annual report on Form 10-K of Smart & Final Inc. for 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003
/s/ ROSS E. ROEDER

Ross E. Roeder Chairman of the Board and Chief Executive Officer

I, Richard N. Phegley, certify that:

1. I have reviewed this annual report on Form 10-K of Smart & Final Inc. for 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003
/s/ RICHARD N. PHEGLEY

Richard N. Phegley Senior Vice President and Chief Financial Officer

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP.  THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smart & Final Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Smart & Final Inc. and subsidiaries included in this Form 10-K/A and have issued our report thereon dated June 4, 2002.  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The schedule listed in the index in Item 14 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
Los Angeles, California
June 4, 2002

SMART & FINAL INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Fiscal year 2002:
Allowance for doubtful accounts	$3,817,000	$2,744,000	$3,330,000	$3,231,000

Inventory realizable value allowance	$2,274,000	$230,000	$843,000	$1,661,000

Fiscal year 2001:
Allowance for doubtful accounts	$3,182,000	$2,860,000	$2,225,000	$3,817,000

Inventory realizable value allowance	$3,091,000	$178,000	$995,000	$2,274,000

Fiscal year 2000:
Allowance for doubtful accounts	$4,687,000	$2,508,000	$4,013,000	$3,182,000

Inventory realizable value allowance	$2,955,000	$1,065,000	$929,000	$3,091,000