Form 10-Q
period 2003-03-23
SMART & FINAL INC/DE
filed 2003-05-02
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2003

or

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

(323) 869-7500

(Registrant’s telephone number, including area code)

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

  Yes  ☒    No  ☐

As of April 30, 2003, the registrant had outstanding 29,893,211 shares of common stock.

SMART & FINAL INC.

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

Many of these factors are beyond our control. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in Item 1—Business, Risk Factors in our Annual Report on Form 10-K for the year ended December 29, 2002.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 23, 2003	December 29, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,297	$26,526
Trade notes and accounts receivable, less allowance for doubtful accounts of $3,230 in 2003 and $3,231 in 2002	59,151	67,782
Inventories	159,780	165,243
Prepaid expenses and other current assets	11,550	10,938
Deferred tax asset	12,916	13,162

Total current assets	276,694	283,651
Property, plant and equipment:
Land	33,447	33,447
Buildings and improvements	33,444	33,444
Leasehold improvements	135,352	136,007
Fixtures and equipment	206,988	206,800

	409,231	409,698
Less—Accumulated depreciation and amortization	186,525	183,919

Net property, plant and equipment	222,706	225,779
Assets under capital leases, net of accumulated amortization of $10,388 in 2003 and $10,016 in 2002	5,185	4,441
Goodwill, net of accumulated amortization of $6,767 in 2003 and 2002	52,432	52,432
Deferred tax asset	10,310	10,310
Other assets	46,106	44,623

Total assets	$613,433	$621,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$131,763	$136,884
Accounts payable	93,134	97,063
Accrued salaries and wages	11,396	11,420
Other accrued liabilities	57,651	58,919

Total current liabilities	293,944	304,286
Long-term liabilities:
Obligations under capital leases	6,062	5,444
Other long-term liabilities	18,108	17,557
Workers’ compensation reserve, postretirement and postemployment benefits	23,261	22,414

Total long-term liabilities	47,431	45,415
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 29,893,679 shares issued and outstanding in 2003 and 29,443,198 in 2002)	299	294
Additional paid-in capital	207,049	206,926
Notes receivable for common stock	(100)	(100)
Accumulated other comprehensive loss	(11,555)	(11,787)
Retained earnings	76,365	76,202

Total stockholders’ equity	272,058	271,535

Total liabilities and stockholders’ equity	$613,433	$621,236

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Twelve Weeks Ended
	March 23, 2003	March 24, 2002
	(Unaudited)
Sales	$462,408	$444,824
Cost of sales, buying and occupancy	400,009	385,260

Gross margin	62,399	59,564
Operating and administrative expenses	59,369	55,426

Income from operations	3,030	4,138
Interest expense, net	2,782	2,943

Income before provision for income taxes	248	1,195
Provision for income taxes	96	528

Income from consolidated subsidiaries	152	667
Equity earnings (loss) in unconsolidated subsidiary	11	(80)

Net income	$163	$587

Earnings per common share	$0.01	$0.02

Weighted average common shares	29,728,233	29,394,470

Earnings per common share, assuming dilution	$0.01	$0.02

Weighted average common shares and common share equivalents	29,734,260	29,680,682

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twelve Weeks Ended
	March 23, 2003	March 24, 2002
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$163	$587
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on disposal of property, plant and equipment	(28)	78
Depreciation and amortization	8,160	8,140
Deferred tax provision	246	331
Amortization of deferred financing costs	614	366
Equity (earnings) loss in unconsolidated subsidiary	(11)	80
Decrease (increase) in:
Trade notes and accounts receivable	8,631	7,194
Inventories	5,463	9,671
Prepaid expenses and other assets	(2,105)	(3,466)
Increase (decrease) in:
Accounts payable	(3,485)	(4,775)
Accrued salaries and wages	(24)	(4,101)
Other accrued liabilities	331	(1,874)

Net cash provided by operating activities	17,955	12,231

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(4,498)	(10,979)
Proceeds from disposal of property, plant and equipment	25	2,479
Other	(1,091)	2,106

Net cash used in investing activities	(5,564)	(6,394)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of costs	—	11
Payments on bank line of credit	(12,678)	(8,000)
Borrowings on bank line of credit	7,500	7,500
Payments on notes payable	(442)	(722)

Net cash used in financing activities	(5,620)	(1,211)

Increase in cash and cash equivalents	6,771	4,626
Cash and cash equivalents at beginning of year	26,526	23,016

Cash and cash equivalents at end of year	$33,297	$27,642

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Smart & Final Inc. is a Delaware corporation and, as of March 23, 2003, was a 55.8 percent owned subsidiary of Casino USA, Inc (“Casino USA”). References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Casino France”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Casino France and its subsidiaries own approximately 58.8 percent of our common stock as of March 23, 2003.

The consolidated balance sheet as of March 23, 2003 and the consolidated statements of income and cash flows for the twelve weeks ended March 23, 2003 and March 24, 2002 are unaudited. In the opinion of management, all adjustments, which consisted of normal recurring items necessary for a fair presentation of these financial statements in conformity with accounting principles generally accepted in the United States, have been included.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2002.

2.	New Accounting Pronouncements

On January 17, 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in this transaction include several banks and financing institutions as well as Casino USA, which owned 55.8 percent of our common stock at March 23, 2003. Casino USA’s share of participation is $16.1 million. The Lease Agreement, with a value of $87.0 million and an interest rate of 9.07%, provides for the financing of three distribution facilities and 15 store locations. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

The Lease Agreement is currently accounted for as an operating lease; thus the related fixed assets and lease liabilities are not included in our consolidated balance sheets. Under Interpretation No. 46, the Lease Agreement, as it is currently structured, would be considered a variable interest entity and subject to consolidation. We are evaluating whether it is desirable to negotiate and restructure the lease facility in response to the new accounting requirements under Interpretation No. 46, or alternatively to consolidate this entity as currently structured.

The consolidation requirements of Interpretation No. 46 apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. The provisions of Interpretation No. 46 may be applied by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated; however, restatement is not required. We have not yet determined whether we will adopt the provisions of Interpretation No. 46 through restatement of previously issued financial statements or current application with a cumulative effect adjustment as of the date adopted.

If we had consolidated this entity effective the beginning of fiscal year 2003, the estimated impact to our financial statements is described below. The amounts included in the consolidated balance sheet related to the variable interest entity as of December 30, 2002 would have been as follows, in millions:

Property, plant and equipment, net	$75.3
Debt	(83.0)
Other, net	2.8

The cumulative effect of a change in accounting principle at December 30, 2002 would have been $4.9 million, representing, net of tax effect, the amount of depreciation and interest expense, in excess of the rental income that would have been recorded through that date. For the 2003 fiscal year, rental expense would decrease $8.0 million, interest expense would increase $7.9 million and depreciation expense would increase $1.7 million.

3.	Fiscal Years

Our fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

4.	Derivatives

As of March 23, 2003, we had an interest rate collar agreement with a major bank to limit the impact of interest rate fluctuations on floating rate debt. This agreement, expiring in November 2004, hedges principal amounts of an aggregate of $70 million and limits the effect of LIBOR fluctuations to interest rate ranges from 5.48% to 8.00%. This agreement is designated as a cash flow hedge and is considered fully effective. Accordingly, the instrument is marked to market at the end of every quarter, with the changes in fair value recorded as other comprehensive income (“OCI”) and the ineffective portion recorded to current earnings and included under interest expense, net on the consolidated statements of income.

This agreement had a cumulative loss of $4,323,000 recorded to OCI as of March 23, 2003 and $4,936,000 at the beginning of fiscal year 2003. The change in the cumulative loss is comprised of reclassification of the ineffective portion from OCI to current earnings and a slight decrease in fair value of the hedge as of March 23, 2003. Such reclassification aggregated $667,000 in the twelve weeks ended March 23, 2003 and $769,000 in the twelve weeks ended March 24, 2002. We estimate that $2,500,000 of net derivative loss included in OCI will be recognized in results of operations within the next twelve months.

5.	Comprehensive Income

Comprehensive income was computed as follows, amounts in thousands:

	Twelve Weeks Ended
	March 23, 2003	March 24, 2002
Net income	$163	$587
Other comprehensive income (loss):
Net (loss) gain on derivative instruments, net of tax	(32)	38
Reclassification adjustments included in net income	400	461
Foreign currency translation adjustments	(136)	200

Total other comprehensive income	232	699

Total comprehensive income	$395	$1,286

See Note 4 for the activities recorded to OCI due to changes in fair values of derivative instruments designated as cash flow hedges during the reporting period.

In accordance with accounting principles generally accepted in the United States, the functional currency for our Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in OCI.

6.	Interest Expense

Interest expense was incurred primarily on borrowings under a revolving bank credit facility. Interest paid on our debt aggregated $3.0 million in the twelve weeks ended March 23, 2003 and $3.6 million in the twelve weeks ended March 24, 2002.

7.	Income Taxes

Smart & Final Inc. and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, we make tax sharing payments to, or receive benefits from, Casino USA based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items. Tax payments made to, or benefits received from, governments and Casino USA are as follows:

	Twelve Weeks Ended
	March 23, 2003	March 24, 2002
Tax sharing payments to (benefits received from) Casino USA	$27,000	$(135,000)
Taxes paid for states other than California	15,000	18,000
Taxes paid to federal government	—	1,000,000

Total taxes paid	$42,000	$883,000

8.	Stock-Based Compensation

We have stock options granted to our employees and members of our Board of Directors under both the Long-Term Equity Compensation Plan and the Stock Incentive Plan. We account for options under these plans using the intrinsic value method as allowed under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Disclosures of pro forma information regarding net income and earnings per share are required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” which uses the fair value method. As of fiscal year end 2002, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, regarding the additional disclosure requirements of pro forma information. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Twelve Weeks Ended
	March 23, 2003	March 24, 2002
Dividend yield	0.0%	0.0%
Expected volatility	38%	36%
Risk-free interest rates	5.0%	4.9%
Weighted average expected lives
Executives	4.90 years	4.90 years
Non executives	4.60 years	4.60 years
Weighted-average fair value of options granted	$1.71	$3.93

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted:

	Twelve Weeks Ended
	March 23, 2003	March 24, 2002
Net income as reported	$163,000	$587,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	328,000	326,000

Pro forma net income (loss)	$(165,000)	$261,000

Earnings per share:
Basic, as reported	$0.01	$0.02

Basic, pro forma	$(0.01)	$0.01

Diluted, as reported	$0.01	$0.02

Diluted, pro forma	$(0.01)	$0.01

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995. We anticipate making additional stock-based compensation awards in the future.

9.	Earnings per Common Share

Earnings per common share is based on the weighted average number of common shares outstanding. Earnings per common share, assuming dilution, includes the weighted average number of common stock equivalents outstanding related to stock options.

10.	Segment Reporting

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 29, 2002. We evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

The sales, profit or loss and other information of each segment are as follows, amounts in thousands:

	Stores	Foodservice	Corporate Expense	Total
Twelve Weeks Ended March 23, 2003:
Sales to external customers	$368,899	$93,509	$—	$462,408
Cost of sales, buying and occupancy	313,826	86,183	—	400,009
Intercompany real estate charge (income)	3,102	—	(3,102)	—
Interest income	—	—	137	137
Interest expense	—	—	2,919	2,919
Pre-tax income (loss)	5,759	(2,508)	(3,003)	248
As of March 23, 2003:
Total assets	418,424	131,740	63,269	613,433

Twelve Weeks Ended March 24, 2002:
Sales to external customers	$349,960	$94,864	$—	$444,824
Cost of sales, buying and occupancy	298,777	86,483	—	385,260
Intercompany real estate charge (income)	3,056	(23)	(3,033)	—
Interest income	—	—	125	125
Interest expense	—	—	3,068	3,068
Pre-tax income (loss)	5,895	(1,668)	(3,032)	1,195
As of March 24, 2002:
Total assets	397,712	146,315	74,330	618,357

11.	Legal Actions

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

Management’s discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 29, 2002.

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Summary

Our net income was $0.2 million, or $0.01 per diluted share, for the twelve weeks ended March 23, 2003, compared to net income of $0.6 million, or $0.02 per diluted share, for the twelve weeks ended March 24, 2002.

Our operating income decreased 26.8%, or $1.1 million, from $4.1 million in last year’s first quarter to $3.0 million in the twelve weeks ended March 23, 2003. Stores operating income decreased $0.1 million in first quarter 2003 when compared to the same quarter of 2002 due to increased store operating expenses, primarily in fringe benefit costs. Broadline foodservice operating loss increased $0.8 million in the first quarter of 2003 due to decreased sales and margin rates.

Interest expense, net decreased $0.1 million in the first quarter of 2003 compared to first quarter 2002 as a result of lower average outstanding debt levels.

Results of Operations

The following table shows, for the periods indicated, certain condensed consolidated statements of income data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Twelve Weeks Ended
	March 23, 2003	March 24, 2002
Sales:
Stores	79.8%	78.7%
Foodservice	20.2	21.3

Total sales	100.0	100.0
Cost of sales, buying and occupancy:
Stores	85.1	85.4
Foodservice	92.2	91.2

Total cost of sales, buying and occupancy	86.5	86.6

Gross margin	13.5	13.4
Operating and administrative expenses	12.8	12.5

Income from operations	0.7	0.9
Interest expense, net	0.6	0.7

Income before provision for income taxes	0.1	0.3
Provision for income taxes	—	0.1

Income from consolidated subsidiaries	—	0.1
Equity earnings (loss) in unconsolidated subsidiary	—	—

Net income	—%	0.1%

The following table sets forth pre-tax income or loss, in millions, for each of our various reportable segments:

	Twelve Weeks Ended
	March 23, 2003	March 24, 2002
Stores	$5.8	$5.9
Foodservice	(2.5)	(1.7)

Segment totals	3.3	4.2
Interest and other corporate expenses	(3.0)	(3.0)

Consolidated pre-tax income	$0.3	$1.2

Stores segment pre-tax income decreased for the quarter as a result of increased store operating expenses partially offset by increased gross margin rates. Broadline Foodservice segment pre-tax loss increased for the quarter due to decreased sales and gross margin rates. Corporate Expense remained at $3.0 million for the quarter as decreased interest expense was offset by decreased real estate gains.

Mexico operations are not consolidated and are reported on the equity basis of accounting.

Comparison of Twelve Weeks Ended March 23, 2003 with Twelve Weeks Ended March 24, 2002.

Sales

First quarter 2003 sales were $462.4 million, up 4.0% from $444.8 million in the first quarter of 2002.

Stores sales increased 5.4%, from $350.0 million in first quarter 2002 to $368.9 million in first quarter 2003. The sales increase was attributable to the improved comparable store sales and the new and relocated stores opened since the first quarter of 2002. Comparable store sales for the first quarter of 2003 increased 3.9% over prior year’s same quarter. Average comparable transaction size increased by 0.5% to $37.70 in the first quarter of 2003. During first quarter 2003, we opened two new stores and relocated one. As of March 23, 2003, we operated 233 stores compared to 227 stores at the end of the first quarter of 2002.

Broadline Foodservice sales decreased 1.4%, from $94.9 million in the first quarter of 2002 to $93.5 million in the current year’s first quarter. Sales growth in the first quarter of 2003 was adversely affected by the general economic downturn.

Gross margin

Gross margin increased 4.8%, from $59.6 million in the first quarter of 2002 to $62.4 million in the current year quarter. As a percentage of sales, gross margin increased from 13.4% in the first quarter of 2002 to 13.5% in first quarter 2003.

Gross margins in the Stores segment increased $3.9 million to $55.1 million, and as a percentage of sales, increased from 14.6% in first quarter 2002 to 14.9% in the current year’s quarter. The increase in gross margins as a percentage of sales was primarily the result of improved merchandise margins and improved inventory control, partially offset by the increased occupancy costs associated with new and relocated stores opened since the first quarter of 2002.

Gross margins in the broadline Foodservice segment decreased $1.1 million to $7.3 million and as a percentage of sales, decreased from 8.8% in first quarter 2002 to 7.8% in the first quarter of 2003. The decrease in gross margins was attributable to the competitive environment and product price deflation in a time of economic downturn. Warehouse and transportation costs decreased in the northern California unit but increased in the Florida unit.

Operating and administrative expenses

Operating and administrative expenses for the first quarter of 2003 were $59.4 million, up $4.0 million, or 7.1%, over the first quarter of 2002. These expenses, as a percentage of sales, increased from 12.5% in the first quarter of 2002 to 12.8% in the first quarter of 2003.

Operating and administrative expenses increased in the Stores segment primarily due to increased fringe benefit costs in pension and medical insurance and other store operating expenses, partially offset by decreased marketing expenses. Operating and administrative expenses slightly decreased in the broadline Foodservice segment due to expense reductions in the northern California unit. The increase in corporate expenses was primarily due to a decrease in the gain from sale of properties.

Interest expense, net

Interest expense, net decreased from $2.9 million recorded in first quarter 2002 to $2.8 million in the first quarter of 2003 due to lower average outstanding debt levels.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities was $18.0 million in the first quarter of 2003 compared to $12.2 million in the same quarter of 2002. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In first quarter 2003, decreases in trade notes and accounts receivable and inventories were partially offset by a decrease in accounts payable and an increase in prepaid expenses and other assets.

Net cash used in investing activities was $5.6 million in first quarter 2003 compared to $6.4 million in the first quarter of 2002. The decrease in first quarter 2003, as compared to the same quarter of 2002, was primarily due to the decreased capital expenditure requirements for new and relocated stores, partially offset by decreased proceeds from disposal of closed or relocated store properties. Capital expenditures for first quarter 2003 totaled $4.5 million, which consisted of $4.3 million in support of the Stores segment and $0.2 million in support of the broadline Foodservice segment.

Net cash used in financing activities was $5.6 million in first quarter 2003 compared to $1.2 million in the first quarter of 2002. Net cash used in financing activities in first quarter 2003 primarily reflected payments on bank debt and capital leases.

At March 23, 2003, we had cash and cash equivalents of $33.3 million, stockholders’ equity of $272.1 million and debt, excluding capital leases, of $129.8 million. Our working capital was a $17.3 million deficit at March 23, 2003, compared to a $20.6 million deficit at December 29, 2002. The working capital deficit at March 23, 2003 and December 29, 2002 is the result of classification of $124.8 million and $130.0 million, respectively of borrowings under a revolving bank credit facility as a short-term liability.

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores as well as general working capital requirements. During the twelve weeks ended March 23, 2003, we opened two new stores and relocated one store. New store growth is planned to continue in the remainder of fiscal 2003. We estimate that new capital expenditures for 2003 will aggregate approximately $38.0 million, including $36.5 million in support of the Stores segment and $1.5 million in support of the broadline Foodservice segment. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory pension plan covers substantially all of our full time employees, except for those employees of our broadline Foodservice segment. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974. Recent changes in the benefit plan assumptions as well as the funded status of the plan have impacted the funding and expense levels for 2003 and future periods. We estimate that these changes may require cash contributions to the plan of approximately $6 million to $8 million by fiscal year end 2003.

Bank credit facility, lease facility and other financing activities

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement is subject to a formula based on the value of eligible accounts receivable and inventory. At March 23, 2003, $124.8 million of revolving loan and $4.2 million of letters of credit were outstanding and the remaining availability based on the formula was $14.1 million.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in this transaction include several banks and financing institutions as well as Casino USA, Inc. (“Casino USA”) which owned 55.8 percent of our common stock at March 23, 2003. Casino USA’s share of participation is $16.1 million. The Lease Agreement, with a value of $87.0 million and an interest rate of 9.07%, provides for the financing of the three distribution facilities and 15 store locations. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

Both the Credit Agreement and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require us to maintain a public debt rating or a certain liquidity level. As of December 29, 2002, we were not in compliance with certain of these financial covenants. In February 2003, we obtained waivers of non-compliance as of December 29, 2002 and an amendment of certain covenants for the first quarter of 2003. We intend to negotiate and enter into an amended Credit Agreement and Lease Agreement during 2003. Pending the execution of an amended Credit Agreement, our obligation under the revolving credit facility has been classified as a current liability in our consolidated balance sheets as of December 29, 2002 and March 23, 2003. If we are unable to negotiate and enter into an amended Credit Agreement and Lease Agreement, we may be required to renegotiate the terms of the waivers or seek alternative means of financing such obligations. Additionally, we may negotiate and restructure the Lease Agreement in response to the new accounting requirements contained in Interpretation No. 46, “Consolidation of Variable Interest Entities” released by the Financial Accounting Standards Board (“FASB”) in January 2003. See related discussion in New Accounting Pronouncements below.

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

New Accounting Pronouncements

On January 17, 2003 the FASB issued Interpretation No. 46. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

The Lease Agreement discussed in Bank Credit Facility, Lease Facility and Other Financial Activities above is currently accounted for as an operating lease; thus the related fixed assets and lease liabilities are not included in our consolidated balance sheets. Under Interpretation No. 46, the Lease Agreement, as it is currently structured, would be considered a variable interest entity and subject to consolidation. We are evaluating whether it is desirable to negotiate and restructure the lease facility in response to the new accounting requirements under Interpretation No. 46, or alternatively to consolidate this entity as currently structured.

The consolidation requirements of Interpretation No. 46 apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. The provisions of Interpretation No. 46 may be applied by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated; however, restatement is not required. We have not yet determined whether we will adopt the provisions of Interpretation No. 46 through restatement of previously issued financial statements or current application with a cumulative effect adjustment as of the date adopted.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2002. In the quarter ended March 23, 2003, we did not make any changes in our critical accounting policies.

Item	3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. Dollar and Mexican Peso. Our major financial risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of March 23, 2003, our exposure to foreign currency risk was limited. Additionally, we are exposed to the market fluctuations associated with stock we received as a result of the demutualization transactions of a mutual insurance company in December 2001. As of March 23, 2003, the fair market value of the stock was $1.2 million.

Interest Rate Risk

Interest rate risk is managed through the use of an interest rate collar agreement to limit the effect of interest rate fluctuations on floating rate debt. The agreement, expiring in November 2004, hedges principal amounts of an aggregate of $70 million and limits the effect of LIBOR fluctuations to interest rate ranges from 5.48% to 8.00%. This agreement was entered into with a major financial institutions thereby minimizing risk of credit loss.

Credit Risk

We are exposed to credit risk on trade notes and accounts receivable. We provide credit primarily to foodservice distribution customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade notes and accounts receivables are limited due to the number of customers comprising our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations under Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”) and the equity earnings in its Mexico joint venture. As of March 23, 2003, such exposure was the $4.5 million net investment in Smart & Final Mexico, comprised primarily of its Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item	4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Chief Executive Officer, Chief Financial Officer and several other members of senior management within the 90-day period preceding the filing date of this Form 10-Q. The procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act are (1) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

(b) Changes in Internal Controls: In the quarter ended March 23, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit Number	Description of Exhibit
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

(b)    Reports on Form 8-K

Date Filed	Item Reported

February 20, 2003	Attaching as an Exhibit a News Release dated February 19, 2003 regarding the earnings of Smart & Final Inc. for the fourth quarter ended December 29, 2002.

March 14, 2003

Pursuant to 18 U.S.C. §1350 by attaching as Exhibits the certifications of Smart & Final’s Chief Executive Officer, Ross E. Roeder and its Chief Financial Officer, Richard N. Phegley, which accompanied Smart & Final’s Annual Report on Form 10-K for the year ended December 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date:	May 2, 2003	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Ross E. Roeder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Smart & Final Inc. for the quarter ended March 23, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 2, 2003	By:	/s/ ROSS E. ROEDER
Ross E. Roeder Chairman of the Board and Chief Executive Officer

I, Richard N. Phegley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Smart & Final Inc. for the quarter ended March 23, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 2, 2003	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley Senior Vice President and Chief Financial Officer