Form 10-Q
period 2003-06-15
SMART & FINAL INC/DE
filed 2003-07-25
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2003

or

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

As of July 23, 2003, the registrant had outstanding 29,921,624 shares of common stock.

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

Many of these factors are beyond our control. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business, and there can be no assurance that the proposed transaction with Gordon Food Service will occur. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in Item 1 - Business, Risk Factors in our Annual Report on Form 10-K for the year ended December 29, 2002.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 15, 2003	December 29, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,475	$23,453
Trade notes and accounts receivable, less allowance for doubtful accounts of $2,241 in 2003 and $1,764 in 2002	34,293	38,311
Inventories	133,803	141,255
Prepaid expenses and other current assets	8,870	9,549
Deferred tax asset	12,992	13,162
Assets of discontinued operations	48,633	97,751

Total current assets	278,066	323,481
Property, plant and equipment:
Land	70,854	32,207
Buildings and improvements	72,840	29,499
Leasehold improvements	113,262	117,459
Fixtures and equipment	188,484	190,005

	445,440	369,170
Less—Accumulated depreciation and amortization	181,419	168,084

Net property, plant and equipment	264,021	201,086
Assets under capital leases, net of accumulated amortization of $9,122 in 2003 and $9,416 in 2002	4,563	4,280
Goodwill, net of accumulated amortization of $3,455 in 2003 and $4,619 in 2002	34,775	40,695
Deferred tax asset	34,145	8,963
Other assets	46,720	42,554

Total assets	$662,290	$621,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$189,416	$136,725
Notes payable to affiliate	20,100	—
Accounts payable	84,331	79,178
Accrued salaries and wages	12,216	10,171
Other accrued liabilities	71,368	40,541
Liabilities of discontinued operations	17,152	21,244

Total current liabilities	394,583	287,859
Long-term liabilities:
Obligations under capital leases	5,389	5,314
Other long-term liabilities	18,586	17,557
Workers’ compensation reserve, postretirement and postemployment benefits	40,668	38,794

Total long-term liabilities	64,643	61,665

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 29,923,820 shares issued and outstanding in 2003 and 29,443,198 in 2002)	299	294
Additional paid-in capital	207,367	206,926
Notes receivable for common stock	(100)	(100)
Accumulated other comprehensive loss	(11,635)	(11,787)
Retained earnings	7,133	76,202

Total stockholders’ equity	203,064	271,535

Total liabilities and stockholders’ equity	$662,290	$621,059

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
	(Unaudited)		(Unaudited)
Sales	$431,565	$411,747	$823,400	$785,254
Cost of sales, buying and occupancy	364,750	351,509	696,690	672,005

Gross margin	66,815	60,238	126,710	113,249
Operating and administrative expenses	63,084	51,750	118,499	99,534
Restructuring and other charges	37,519	—	37,519	—

(Loss) income from operations	(33,788)	8,488	(29,308)	13,715
Interest expense, net	2,697	2,821	5,450	5,652

(Loss) income from continuing operations before income taxes	(36,485)	5,667	(34,758)	8,063
Income taxes	(14,201)	2,150	(13,544)	3,144
Equity earnings in unconsolidated subsidiary	(64)	(273)	(75)	(193)

(Loss) income from continuing operations	(22,220)	3,790	(21,139)	5,112
Discontinued operations, net of tax	(41,711)	(1,728)	(42,629)	(2,463)

(Loss) income before cumulative effect of accounting change	(63,931)	2,062	(63,768)	2,649
Cumulative effect of accounting change (variable interest entity, net of tax of $3,534)	(5,301)	—	(5,301)	—

Net (loss) income	$(69,232)	$2,062	$(69,069)	$2,649

(Loss) earnings per common share
(Loss) earnings per common share from continuing operations	$(0.74)	$0.13	$(0.71)	$0.17
(Loss) earnings per common share from discontinued operations	(1.39)	(0.06)	(1.43)	(0.08)
Cumulative effect of accounting change per common share	(0.18)	—	(0.18)	—

(Loss) earnings per common share	$(2.31)	$0.07	$(2.32)	$0.09

Weighted average common shares	29,909,973	29,394,841	29,819,103	29,394,656

(Loss) earnings per common share, assuming dilution
(Loss) earnings per common share, assuming dilution, from continuing operations	$(0.74)	$0.13	$(0.71)	$0.17
(Loss) earnings per common share, assuming dilution, from discontinued operations	(1.39)	(0.06)	(1.43)	(0.08)
Cumulative effect of accounting change per common share, assuming dilution	(0.18)	—	(0.18)	—

(Loss) earnings per common share, assuming dilution	$(2.31)	$0.07	$(2.32)	$0.09

Weighted average common shares and common share equivalents	29,909,973	29,582,465	29,819,103	29,631,574

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-four Weeks Ended
	June 15, 2003	June 16, 2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(69,069)	$2,649
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Gain on disposal of property, plant and equipment	(904)	(1,163)
Depreciation and amortization	16,626	16,380
Deferred tax benefit	162	16
Amortization of deferred financing costs	1,293	795
Equity earnings in unconsolidated subsidiary	(75)	(193)
Asset impairment charges, net of tax	7,339	—
Non-cash restructuring and other charges, net of tax	15,180	—
Loss on sale and divestiture of Florida operations, net of tax	40,160	—
Cumulative effect of accounting change, net of tax	5,301	—
Decrease (increase) in:
Trade notes and accounts receivable	8,305	9,461
Inventories	11,332	8,521
Prepaid expenses and other assets	(203)	(1,164)
Increase (decrease) in:
Accounts payable	2,919	(9,484)
Accrued salaries and wages	2,037	(2,654)
Other accrued liabilities	3,126	(2,305)

Net cash provided by operating activities	43,529	20,859

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(10,363)	(23,031)
Proceeds from disposal of property, plant and equipment	2,758	4,121
Other	(4,777)	(3,470)

Net cash used in investing activities	(12,382)	(22,380)

Cash Flows from Financing Activities:
Payments on bank line of credit	(16,678)	(8,000)
Borrowings on bank line of credit	7,500	20,000
Payments on notes payable	(5,947)	(6,438)
Proceeds from issuance of common stock, net of costs	—	11

Net cash (used in) provided by financing activities	(15,125)	5,573

Increase in cash and cash equivalents	16,022	4,052
Cash and cash equivalents at beginning of year	23,453	23,016

Cash and cash equivalents at end of period	$39,475	$27,068

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Smart & Final Inc. is a Delaware corporation and, as of June 15, 2003, was a 55.8 percent owned subsidiary of Casino USA, Inc. (“Casino USA”). References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Casino France”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Casino France and its subsidiaries own approximately 58.8 percent of our common stock as of June 15, 2003.

The consolidated financial statements include the financial statements of Smart & Final Inc. and its wholly-owned subsidiaries. The 50%-owned joint venture in Mexico is reported on the equity basis of accounting. Effective June 15, 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires us to consolidate a variable interest entity discussed in Note 5. Accounting Changes. As a result, the accompanying consolidated financial statements include the financial statements of the variable interest entity and the cumulative effect of the change in accounting principle as of June 15, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of June 15, 2003 and the consolidated statements of operations and cash flows for the twelve weeks and twenty-four weeks ended June 15, 2003 and June 16, 2002 are unaudited. In the opinion of management, all adjustments, which consisted of normal recurring items necessary for a fair presentation of these financial statements in conformity with accounting principles generally accepted in the United States, and the accounting change to adopt FASB Interpretation No. 46 as of June 15, 2003, have been included.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2002. Certain reclassifications, including those of the discontinued operations discussed in Note 3. Discontinued Operations, have been made to prior periods to conform to current presentations.

2.    Fiscal Year

Our fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

3.    Discontinued Operations

As previously announced on June 5, 2003, we anticipate entering into a definitive agreement with Gordon Food Service to sell our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”). We expect to close the transaction in August 2003. In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations separately as discontinued operations.

The assets and liabilities of the Florida Operations are presented in the consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the Florida Operations for the periods presented are as follows, dollars in thousands:

	June 15, 2003	December 29, 2002
Cash and cash equivalents	$1,419	$3,073
Accounts receivable, net	25,184	29,471
Inventories	20,108	23,988
Prepaid expenses and other current assets	432	1,212
Property, plant and equipment, net	21,955	24,694
Assets under capital leases, net	94	160
Goodwill, net	11,738	11,738
Deferred tax asset	1,347	1,347
Other assets	2,018	2,068
Adjustment to fair values	(35,662)	—

Assets of discontinued operations	$48,633	$97,751

Current maturities of capital leases	$70	$158
Accounts payable	13,368	17,885
Accrued salaries and wages	1,241	1,250
Other accrued liabilities	1,289	983
Obligation under capital leases	130	130
Workers’ compensation reserve, postretirement and postemployment benefits	1,054	838

Liabilities of discontinued operations	$17,152	$21,244

The following table sets forth the loss from the discontinued operations of each period presented by segment, as defined in Note. 13 Segment Reporting, dollars in thousands. Related interest expense and income tax benefit from the discontinued operations are included under Corporate.

	Stores	Foodservice	Corporate	Total
Twelve weeks ended June 15, 2003:
Sales	$13,780	$52,465	$—	$66,245
Pre-tax loss from operations	(1,882)	(543)	(129)	(2,554)
Pre-tax loss on sale and divestiture	(12,100)	(34,700)	—	(46,800)
Income tax benefit	—	—	7,643	7,643
Net (loss) income	(13,982)	(35,243)	7,514	(41,711)
Twelve weeks ended June 16, 2002:
Sales	$13,169	$51,213	$—	$64,382
Pre-tax loss from operations	(2,269)	(443)	(111)	(2,823)
Income tax benefit	—	—	1,095	1,095
Net (loss) income	(2,269)	(443)	984	(1,728)
Twenty-four weeks ended June 15, 2003:
Sales	$28,042	$108,776	$—	$136,818
Pre-tax loss from operations	(3,618)	(256)	(159)	(4,033)
Pre-tax loss on sale and divestiture	(12,100)	(34,700)	—	(46,800)
Income tax benefit	—	—	8,204	8,204
Net (loss) income	(15,718)	(34,956)	8,045	(42,629)
Twenty-four weeks ended June 16, 2002:
Sales	$27,051	$108,648	$—	$135,699
Pre-tax (loss) income from operations	(4,288)	487	(223)	(4,024)
Income tax benefit	—	—	1,561	1,561
Net (loss) income	(4,288)	487	1,338	(2,463)

Pre-tax loss or income from discontinued operations does not include allocation of Corporate overhead or costs. Pre-tax loss on sale and divestiture of $46.8 million was determined based on the estimated excess of the carrying amount of the Florida Operations’ net assets over the estimated proceeds of sale and divestiture, net of related transaction expenses.

We have estimated an additional $9.6 million of pre-tax expenses, primarily associated with the termination of certain lease obligations and severance obligations related to the Florida stores business, will be recorded in the balance of fiscal year 2003 when the divestiture process is expected to be completed.

4.    Restructuring and Other Charges

During the second quarter of fiscal year 2003, we adopted a restructuring plan (the “Restructuring Plan”) comprised of significant structural and operational changes in an effort to improve the efficiencies and profitability of our continuing operations in our northern California broadline foodservice unit. The Restructuring Plan includes transferring the majority of the delivery services for the 40 Smart & Final stores in northern California originally serviced by the northern California broadline foodservice unit to the Smart & Final Stores’ primary distribution center in Commerce, California, the exit of national account and cruise line business and other activities related to the broadline foodservice unit. These activities include warehouse and facility closures, early terminations of related service and lease agreements and workforce reductions. As a result, we recorded a pre-tax charge aggregating $19.1 million in the second quarter of 2003.

The charges associated with restructuring our northern California broadline foodservice unit include a $6.3 million impairment loss on long-lived assets as a result of abandoning certain leased facilities and equipment and an evaluation of owned property in accordance with the provisions of SFAS No. 144. A charge of $5.8 million was recorded for lease termination costs primarily associated with a truck lease obligation. We also determined, according to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and utilizing present value techniques and comparable measures to estimate fair value, that the fair value of the northern California broadline foodservice unit after the Restructuring Plan would be insufficient to justify the carrying amount of its goodwill. Consequently, we recorded a non-cash, pre-tax impairment loss of $5.9 million to write off the entire goodwill related to the original acquisition of the northern California broadline foodservice unit. An additional charge of $1.1 million was recorded as a provision for severance and other employee related costs.

Additionally, we recorded an $18.4 million pre-tax charge related to litigation reserves, as well as, financing fees associated with the amendments and waivers of the financial covenants contained in the existing revolving bank credit facility and lease facility.

These charges are as follows by segment as defined in Note. 13 Segment Reporting, dollars in thousands:

	Foodservice	Corporate	Total
Property, plant and equipment impairment	$6,300	$—	$6,300
Lease termination costs	5,800	—	5,800
Goodwill impairment	5,919	—	5,919
Other	1,100	18,400	19,500

Total	$19,119	$18,400	$37,519

Of these costs, $12.2 million has been applied to write down the associated impaired assets, leaving a remaining liability of $25.3 million as of June 15, 2003.

5.    Accounting Changes

Variable Interest Entity

On January 17, 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The objective of FASB Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. FASB Interpretation No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Under FASB Interpretation No. 46, the Lease Agreement, as it is currently structured, is considered a variable interest entity and subject to consolidation. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA, which owned 55.8 percent of our common stock at June 15, 2003. In the second quarter of 2003, Casino USA increased its share of participation in financing of the variable interest entity from $16.1 million to $20.1 million by acquiring the equity interest in the variable interest entity from a third party at fair market value. The Lease Agreement, with a value of $87.0 million and an interest rate of 9.07%, provides for the financing of three distribution facilities and 15 store locations. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

Before June 15, 2003, the Lease Agreement was accounted for as an operating lease; thus the related fixed assets and lease liabilities were not included in our consolidated balance sheets. Effective June 15, 2003, we adopted FASB Interpretation No. 46. Accordingly, the consolidated balance sheet as of June 15, 2003 included the following assets and liabilities of the variable interest entity, amounts in thousands:

Property, plant and equipment, net	$74,457
Deferred tax asset	3,534
Current maturities of long-term debt	(66,790)
Notes payable to affiliate	(20,100)
Other, net	3,598

The consolidated statements of operations for the twelve weeks and twenty-four weeks ended June 15, 2003 included the $5.3 million, net of tax, cumulative effect of a change in accounting principle, or $0.18 per diluted share, representing the cumulative amount of depreciation and interest expense, in excess of the rental income as of June 15, 2003.

Had consolidation of this variable interest entity been effective for the periods presented, the net-of-tax impact to the operating results would have been $0.2 million, or $0.01 per diluted share, for the twelve weeks ended both June 15, 2003 and June 16, 2002 and $0.4 million, or $0.02 per diluted share, for the twenty-four weeks ended both June 15, 2003 and June 16, 2002.

EITF Issue No. 02-16

Beginning in the second quarter of 2003, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Issue No. 02-16 provides guidance on how a reseller should characterize the cash consideration received from a vendor and when and how the cash consideration should be recorded on its income statements. Issue No. 02-16 requires that the cash consideration received from the vendor be considered as a reduction of cost of sales when recognized in the reseller’s income statement. If the cash consideration received from a vendor is the direct, specific and incremental reimbursement of costs incurred by the reseller to sell the vendor’s products, the cash consideration should be treated as a reduction of such selling costs.

As a result of the implementation of Issue No. 02-16, we started to record the cooperative advertising allowances not representing reimbursement of direct, specific and incremental advertising costs as a reduction of the cost of merchandise purchased. Under the new rules, these allowances will be realized and recorded as a reduction of cost of sales in future periods as the goods are sold. We previously recorded these allowances as a reduction of operating and administrative expenses when received. The effect on the pre-tax operating results from adoption of Issue No. 02-16 was immaterial.

6.    New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires the revenue from sales with multiple deliverables be accounted for based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of Issue No. 00-21.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The exception to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 150.

7.    Derivatives

As of June 15, 2003, we had an interest rate collar agreement with a major bank to limit the impact of interest rate fluctuations on floating rate debt. This agreement, expiring in November 2004, hedges principal amounts of an aggregate of $70 million and limits the effect of LIBOR fluctuations to interest rate ranges from 5.48% to 8.00%. This agreement is designated as a cash flow hedge and is considered fully effective. Accordingly, the instrument is marked to market at the end of every quarter, with the changes in fair value recorded as other comprehensive income (“OCI”) and the ineffective portion recorded to current earnings and included under interest expense, net on the consolidated statements of operations.

This agreement had a cumulative loss of $4.5 million recorded to OCI as of June 15, 2003 and $4.9 million at the beginning of fiscal year 2003. The change in the cumulative loss is comprised of reclassification of the ineffective portion from OCI to current earnings and a $0.9 million decrease in the fair value of the hedge as of June 15, 2003. Such reclassification was $0.7 million in the twelve weeks ended June 15, 2003 and $0.8 million in the twelve weeks ended June 16, 2002. The reclassification aggregated $1.3 million in the twenty-four weeks ended June 15, 2003 and $1.6 million in the twenty-four weeks ended June 16, 2002. We estimate that approximately $3.1 million of net derivative loss included in OCI will be recognized in results of operations within the next twelve months.

8.    Comprehensive (Loss) Income

Comprehensive (loss) income was computed as follows, amounts in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
Net (loss) income	$(69,232)	$2,062	$(69,069)	$2,649
Other comprehensive (loss) income:
Net loss on derivative instruments, net of tax	(525)	(943)	(557)	(905)
Reclassification adjustments, net of tax, included in net (loss) income	411	470	811	931
Foreign currency translation adjustments	34	51	(102)	251

Total other comprehensive (loss) income	(80)	(422)	152	277

Total comprehensive (loss) income	$(69,312)	$1,640	$(68,917)	$2,926

See Note 7. Derivatives for the activities recorded to OCI due to changes in fair values of derivative instruments designated as cash flow hedges during the reporting period. In accordance with accounting principles generally accepted in the United States, the functional currency for our Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in OCI.

9.    Interest Expense

Interest expense was incurred primarily on borrowings under a revolving bank credit facility. Interest paid on our debt aggregated $6.2 million in the twenty-four weeks ended June 15, 2003 and $6.9 million in the twenty-four weeks ended June 16, 2002.

10.    Income Taxes

Smart & Final Inc. and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, we make tax sharing payments to, or receive benefits from, Casino USA based upon pre-tax income or loss for financial reporting purposes adjusted for certain agreed upon items. Tax payments made to, or benefits received from, governments and Casino USA are as follows, dollars in thousands:

	Twenty-four Weeks Ended
	June 15, 2003	June 16, 2002
(Tax benefits received from) tax sharing payments to Casino USA	$(225)	$218
Taxes paid for states other than California	46	55
Taxes paid to federal government	200	1,070

Total taxes paid	$21	$1,343

No tax effect was provided on a portion of the loss on sale and divestiture of the Florida Operations due to the nature of the loss.

11.    Stock-Based Compensation

We have stock options granted to our employees and members of our Board of Directors under both the Long-Term Equity Compensation Plan and the Stock Incentive Plan. We account for options under these plans using the intrinsic value method as allowed under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Disclosures of pro forma information regarding net income and earnings per share are required under SFAS No. 123, “Accounting for Stock-Based Compensation” which uses the fair value method. As of fiscal year end 2002, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” regarding the additional disclosure requirements of pro forma information.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	38%	37%	38%	37%
Risk-free interest rates	3.0%	4.9%	4.8%	4.9%
Weighted average expected lives
Executives	4.90 years	4.90 years	4.90 years	4.90 years
Non-executives	4.60 years	4.60 years	4.60 years	4.60 years
Weighted average fair value of options granted	$1.36	$3.32	$1.70	$3.84

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
Net (loss) income as reported	$(69,232)	$2,062	$(69,069)	$2,649
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	345	299	658	620

Pro forma net (loss) income	$(69,577)	$1,763	$(69,727)	$2,029

(Loss) earnings per share:
Basic, as reported	$(2.31)	$0.07	$(2.32)	$0.09

Basic, pro forma	$(2.33)	$0.06	$(2.34)	$0.07

Diluted, as reported	$(2.31)	$0.07	$(2.32)	$0.09

Diluted, pro forma	$(2.33)	$0.06	$(2.34)	$0.07

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995. We anticipate making additional stock-based compensation awards in the future.

12.    Earnings per Common Share

Earnings per common share are based on the weighted average number of common shares outstanding. Earnings per common share, assuming dilution, includes the weighted average number of common stock equivalents outstanding related to stock options.

13.    Segment Reporting

Our two reportable segments are Stores and Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The Foodservice distribution segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers. Corporate is comprised primarily of corporate expenses incidental to the activities of the reportable segments and rental income from Smart & Final stores and Smart & Final Mexico. Our 50%-owned joint venture in Mexico is reported on the equity basis of accounting. These reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. We evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

The accounting policies of the segments are consistent, except as described below, with those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 29, 2002. Beginning in 2003, the policy for intercompany real estate charges has changed and as a result, the segment data for the twelve weeks and twenty-four weeks ended June 16, 2002 were reclassified as if the current policy had been in effect during fiscal year 2002. As a result, Stores’ pre-tax income and Corporate’s pre-tax loss increased by $1.4 million, respectively, for the twelve weeks ended June 16, 2002. Stores’ pre-tax income and Corporate’s pre-tax loss increased by $2.6 million, respectively, for the twenty-four weeks ended June 16, 2002.

As mentioned in Note 3. Discontinued Operations, the Florida Operations are reported separately as discontinued operations. The sales, profit or loss and other information from our continuing operations, the loss, net of tax, from discontinued operations and total assets of each segment are as follows, amounts in thousands:

	Stores	Foodservice	Corporate	Total
Twelve weeks ended June 15, 2003:
Sales to external customers	$392,664	$38,901	$—	$431,565
Cost of sales, buying and occupancy	325,880	38,870	—	364,750
Intercompany real estate charge (income)	3,080	—	(3,080)	—
Restructuring and other charges	—	19,119	18,400	37,519
Interest income	—	—	133	133
Interest expense	—	—	2,830	2,830
Pre-tax income (loss)	13,601	(26,325)	(23,761)	(36,485)
Discontinued operations, net of tax	(13,982)	(35,243)	7,514	(41,711)
As of June 15, 2003:
Total assets	420,046	81,553	160,691	662,290

	Stores	Foodservice	Corporate	Total
Twelve weeks ended June 16, 2002:
Sales to external customers	$373,477	$38,270	$—	$411,747
Cost of sales, buying and occupancy	315,276	36,233	—	351,509
Intercompany real estate charge (income)	3,162	4	(3,166)	—
Interest income	—	—	129	129
Interest expense	—	—	2,950	2,950
Pre-tax income (loss)	11,529	(2,672)	(3,190)	5,667
Discontinued operations, net of tax	(2,269)	(443)	984	(1,728)
As of June 16, 2002:
Total assets	406,604	141,083	72,408	620,095

	Stores	Foodservice	Corporate	Total
Twenty-four weeks ended June 15, 2003:
Sales to external customers	$747,301	$76,099	$—	$823,400
Cost of sales, buying and occupancy	622,843	73,847	—	696,690
Intercompany real estate charge (income)	6,182	—	(6,182)	—
Restructuring and other charges	—	19,119	18,400	37,519
Interest income	—	—	269	269
Interest expense	—	—	5,719	5,719
Pre-tax income (loss)	22,414	(29,120)	(28,052)	(34,758)
Discontinued operations, net of tax	(15,718)	(34,956)	8,045	(42,629)

	Stores	Foodservice	Corporate	Total
Twenty-four weeks ended June 16, 2002:
Sales to external customers	$709,555	$75,699	$—	$785,254
Cost of sales, buying and occupancy	600,888	71,117	—	672,005
Intercompany real estate charge (income)	6,223	(6)	(6,217)	—
Interest income	—	—	254	254
Interest expense	—	—	5,906	5,906
Pre-tax income (loss)	20,691	(5,292)	(7,336)	8,063
Discontinued operations, net of tax	(4,288)	487	1,338	(2,463)

14.    Legal Actions

We have been named as a defendant in a suit filed on September 13, 2001 in the Superior Court of the State of California for the County of Los Angeles. This suit, Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other store managers and assistant managers in California, alleging that we misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On February 24, 2003, following an extensive period of investigation and discovery, the plaintiff filed a motion for class certification. On May 2, 2003, we filed our opposing papers to plaintiff’s motion for class certification. We believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim.

We have been named as a defendant in a suit filed on May 24, 2001 in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former non-exempt store employee, on their behalf and on behalf of all non-exempt Smart & Final employees in California alleging that we failed to pay proper overtime compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001 we filed a general denial to these claims and asserted numerous defenses.

We have been named as a defendant in a suit filed on April 7, 2003 in the Superior Court of the State of California for the County of Los Angeles. This suit, Perea vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other store employees who participate in the commission program in California, alleging that we improperly calculated commission payments. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. The merits of this action are being actively investigated and we believe that the merits of this action do not warrant class action status and we believe we have certain defenses to the claim.

In the second quarter of 2003 we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named cases.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course from our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

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

Summary

We reported a net loss of $69.2 million, or $2.31 per diluted share, for the twelve weeks ended June 15, 2003, compared to net income of $2.1 million, or $0.07 per diluted share, for the twelve weeks ended June 16, 2002. The net loss was $69.1 million, or $2.32 per diluted share, for the twenty-four weeks ended June 15, 2003, compared to net income of $2.6 million, or $0.09 per diluted share, for the twenty-four weeks ended June 16, 2002. The net loss for the current quarter was primarily due to the estimated loss on sale and divestiture of discontinued operations, the restructuring and other charges and the cumulative effect of a change in accounting to adopt Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.”

We reported an operating loss of $33.8 million from continuing operations for the twelve-week quarter ended June 15, 2003 which included $37.5 million of restructuring and other charges as discussed below. Before the restructuring and other charges, the operating income was $3.7 million for the quarter ended June 15, 2003, a 56.0% decrease from $8.5 million in last year’s second quarter. For the twenty-four weeks ended June 15, 2003, we reported a $29.3 million operating loss from continuing operations. Before the restructuring and other charges, the operating income was $8.2 million, a 40.1% decrease from $13.7 million reported in the prior year’s equivalent period.

Interest expense, net decreased $0.1 million in the second quarter of fiscal year 2003 and $0.2 million in the first half of fiscal year 2003, when compared to the same periods of fiscal year 2002 as a result of lower average outstanding debt levels.

Discontinued Operations

As previously announced on June 5, 2003, we anticipate entering into a definitive agreement with Gordon Food Service to sell our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”). We expect to close the transaction in August 2003. In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and financial position of the Florida Operations were separately reported as discontinued operations on our consolidated financial statements and in the related discussions and comparisons between current and prior fiscal years.

The following is a summary of loss and other information of the discontinued operations for the periods presented, dollars in thousands, except per diluted share value.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
Sales	$66,245	$64,382	$136,818	$135,699

Pre-tax loss from operations	$(2,554)	$(2,823)	$(4,033)	$(4,024)
Pre-tax loss on sale and divestiture	(46,800)	—	(46,800)	—
Income tax benefit	7,643	1,095	8,204	1,561

Net loss	$(41,711)	$(1,728)	$(42,629)	$(2,463)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
Per diluted share:
Pre-tax loss from operations	$(0.09)	$(0.10)	$(0.14)	$(0.14)
Pre-tax loss on sale and divestiture	(1.56)	—	(1.57)	—
Income tax benefit	0.26	0.04	0.28	0.06

Net loss	$(1.39)	$(0.06)	$(1.43)	$(0.08)

Pre-tax loss from discontinued operations does not include allocation of Corporate overhead or costs. Pre-tax loss on sale and divestiture was determined based on the estimated excess of the carrying amount of the Florida Operations’ net assets over the estimated proceeds of sale and divestiture, net of related transaction expenses.

We have estimated an additional $9.6 million of pre-tax expenses, primarily associated with the termination of certain lease obligations and severance obligations related to the Florida stores business, will be recorded in the balance of fiscal year 2003 when the divestiture process is expected to be completed.

Restructuring and Other Charges

During the second quarter of fiscal year 2003, we adopted a restructuring plan (the “Restructuring Plan”) comprised of significant structural and operational changes in an effort to improve the efficiencies and profitability of our continuing operations in our northern California broadline foodservice unit. The Restructuring Plan includes transferring the majority of the delivery services for the 40 Smart & Final stores in northern California originally serviced by the northern California broadline foodservice unit to the Smart & Final Stores’ primary distribution center in Commerce, California, the exit of national account and cruise line business and other activities. These activities include warehouse and facility closures, early terminations of related service and lease agreements and workforce reductions. As a result, we recorded a pre-tax charge aggregating $19.1 million. Additionally, we recorded an $18.4 million pre-tax charge related to litigation reserves, as well as, financing fees associated with the amendments and waivers of the financial covenants contained in the existing revolving bank credit facility and lease facility.

Of the total restructuring and other charges, $19.1 million was recorded to the Foodservice segment and $18.4 million was recorded to Corporate.

Accounting Changes

The consolidated statements of operations for the twelve weeks and twenty-four weeks ended June 15, 2003 included a $5.3 million, net of tax, or $0.18 per diluted share, cumulative effect of a change in accounting principle, representing the cumulative amount of depreciation and interest expense, in excess of the rental income, as a result of adopting FASB Interpretation No. 46 as of June 15, 2003.

Beginning in second quarter 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” As a result of the implementation of Issue No. 02-16, cooperative advertising allowances not representing reimbursement of direct, specific and incremental advertising costs are recorded as a reduction of the cost of merchandise purchased. We recorded $2.9 million and $6.2 million of such allowances as a reduction of the cost of sales under Stores segment for the twelve weeks and twenty-four weeks ended June 15, 2003, respectively. Similar allowances of $3.0 million and $6.3 million in the fiscal year 2002’s equivalent periods were recorded as a reduction of operating and administrative expenses under Stores segment when received. The effect on pre-tax operating results from adoption of Issue No. 02-16 was immaterial.

Results of Operations

The following table shows, for the periods indicated, certain condensed consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
Sales:
Stores	91.0%	90.7%	90.8%	90.4%
Foodservice	9.0	9.3	9.2	9.6

Total sales	100.0	100.0	100.0	100.0
Cost of sales, buying and occupancy:
Stores	83.0	84.4	83.3	84.7
Foodservice	99.9	94.7	97.0	93.9

Total cost of sales, buying and occupancy	84.5	85.4	84.6	85.6

Gross margin	15.5	14.6	15.4	14.4
Operating and administrative expenses	14.6	12.6	14.4	12.7
Restructuring and other charges	8.7	—	4.6	—

(Loss) income from operations	(7.8)	2.1	(3.6)	1.7
Interest expense, net	0.6	0.7	0.7	0.7

(Loss) income from continuing operations before income taxes	(8.5)	1.4	(4.2)	1.0
Income taxes	(3.3)	0.5	(1.6)	0.4
Equity earnings in unconsolidated subsidiary	—	(0.1)	—	—

(Loss) income from continuing operations	(5.1)	0.9	(2.6)	0.7
Discontinued operations, net of tax	(9.7)	(0.4)	(5.2)	(0.3)

(Loss) income before cumulative effect of accounting change	(14.8)	0.5	(7.7)	0.3
Cumulative effect of accounting change (variable interest entity), net of tax	(1.2)	—	(0.6)	—

Net (loss) income	(16.0)%	0.5%	(8.4)%	0.3%

The following table sets forth pre-tax income or loss, in millions, for each of our various reportable segments from continuing operations:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
Stores	$13.6	$11.5	$22.4	$20.7
Foodservice	(26.3)	(2.7)	(29.1)	(5.3)

Segment totals	(12.7)	8.8	(6.7)	15.4
Interest and other corporate expenses	(23.8)	(3.2)	(28.1)	(7.3)

Consolidated pre-tax (loss) income	$(36.5)	$5.6	$(34.8)	$8.1

Beginning in 2003, the policy for intercompany real estate charges has changed and as a result, the segment data for the twelve weeks and twenty-four weeks ended June 16, 2002 were reclassified as if the current policy had been in effect during fiscal year 2002. As a result, Stores’ pre-tax income and Corporate’s pre-tax loss increased by $1.4 million, respectively, for the twelve weeks ended June 16, 2002. Stores’ pre-tax income and Corporate’s pre-tax loss increased by $2.6 million, respectively, for the twenty-four weeks ended June 16, 2002.

Stores segment pre-tax income from continuing operations increased for the quarter as a result of increased sales and gross profits, partially offset by its increased operating expenses. Foodservice segment pre-tax loss increased for the quarter due to the restructuring and other charges as well as decreased sales and gross margin rates. Corporate’s pre-tax loss increased primarily due to the restructuring and other charges.

Mexico operations are not consolidated and are reported on the equity basis of accounting.

Comparison of Twelve Weeks Ended June 15, 2003 with Twelve Weeks Ended June 16, 2002.

Sales

Second quarter 2003 sales from continuing operations were $431.6 million, up 4.8% from $411.7 million in the second quarter of 2002.

Stores sales increased 5.1%, from $373.5 million in second quarter 2002 to $392.7 million in second quarter 2003. The sales increase was attributable to the improved comparable store sales and the new and relocated stores opened since the second quarter of 2002. Comparable store sales for the second quarter of 2003 increased 3.7% over prior year’s same quarter. Average comparable transaction size increased by 0.8% to $39.45 in the second quarter of 2003. During the second quarter of 2003, we relocated one store. As of June 15, 2003, we operated 219 stores compared to 215 stores at the end of the second quarter of 2002.

Foodservice sales increased 1.6%, from $38.3 million in the second quarter of 2002 to $38.9 million in the current year’s second quarter. As part of the Restructuring Plan, we are exiting the national account and cruise line business of this segment. Sales for the rest of the year are expected to decrease.

Gross margin

Gross margin from continuing operations increased 10.9%, from $60.2 million in the second quarter of 2002 to $66.8 million in the current year quarter. As a percentage of sales, gross margin increased from 14.6% in the second quarter of 2002 to 15.5% in second quarter 2003.

Gross margin in the Stores segment increased $8.6 million to $66.8 million, and as a percentage of sales, increased from 15.6% in second quarter 2002 to 17.0% in the current year’s quarter. The increase in gross margin as a percentage of sales was primarily due to the $2.9 million, or 0.7% of segment sales, of cooperative advertising allowances recorded as reduction of the cost of sales as a result of the adoption of EITF Issue No. 02-16. Improved merchandise margins and improved inventory control were partially offset by the increased occupancy costs associated with new and relocated stores opened since the second quarter of 2002.

Gross margin in the Foodservice segment decreased $2.0 million, or as a percentage of sales, decreased from 5.3% in second quarter 2002 to 0.1% in the second quarter of 2003. The decrease in gross margin was attributable to a $2.2 million, or 5.7% of segment sales, adjustment in valuation allowances related to inventory and vendor receivables. Additionally, decreased merchandise margins were offset by decreased warehouse and transportation costs.

Operating and administrative expenses

Operating and administrative expenses from continuing operations for the second quarter of 2003 were $63.1 million, up $11.3 million, or 21.9%, over the second quarter of 2002. These expenses, as a percentage of sales, increased from 12.6% in the second quarter of 2002 to 14.6% in the second quarter of 2003.

Stores’ operating and administrative expenses increased $6.5 million, or 14.0%, to $53.2 million, and as a percentage of segment sales, from 12.5% to 13.5%, compared to the second quarter of 2002. This percentage of sales increase was primarily due to $2.9 million of cooperative advertising allowances recorded as a reduction of cost of sales as a result of the adoption of EITF Issue No. 02-16 starting in 2003. In the second quarter of 2002, these allowances, in the amount of $3.0 million, or 0.8% of segment sales, were recorded as a reduction of operating and administrative expenses. Stores’ fringe benefit costs, spending in computer system integration and legal expenses also increased, partially offset by decreased utility costs and marketing expenses.

Operating and administrative expenses increased $2.5 million to $7.2 million during the second quarter of 2003 in the Foodservice segment primarily due to $2.2 million of expenses, or 5.7% of segment sales, related to sales tax liability and additional provision for bad debt allowances.

Corporate expenses increased $2.3 million to $2.7 million in the second quarter of 2003, compared to the second quarter of 2002, primarily due to a decrease in gains from sale of properties and increased severance expenses.

Interest expense, net

Interest expense, net decreased from $2.8 million recorded in second quarter 2002 to $2.7 million in the second quarter of 2003 due to lower average outstanding debt levels.

Comparison of Twenty-four Weeks Ended June 15, 2003 with Twenty-four Weeks Ended June 16, 2002.

Sales

Sales from continuing operations for the twenty-four weeks ended June 15, 2003 were $823.4 million, up 4.9% from $785.3 million in the equivalent period of 2002.

Stores sales increased 5.3%, from $709.6 million in the first two quarters of 2002 to $747.3 million in the first two quarters of 2003. The sales increase was attributable to the improved comparable store sales and the new and relocated stores opened since the second quarter of 2002. Comparable store sales for the first two quarters of 2003 increased 3.9% over prior year’s same period. Average comparable transaction size increased by 0.5% to $38.86 in the first two quarters of 2003. During the first two quarters of 2003, we opened two new stores and relocated two.

Foodservice sales increased 0.5%, from $75.7 million in the first two quarters of 2002 to $76.1 million in the current year’s first two quarters. As part of the Restructuring Plan, we are exiting the national account and cruise line business of this segment. Sales for the rest of the year are expected to decrease.

Gross margin

Gross margin from continuing operations increased 11.9%, from $113.2 million in the first two quarters of 2002 to $126.7 million in the first two quarters of current year. As a percentage of sales, gross margin increased from 14.4% in the first two quarters of 2002 to 15.4% in the same period of 2003.

Gross margin in the Stores segment increased $15.8 million to $124.5 million, and as a percentage of segment sales, increased from 15.3% in the first two quarters of 2002 to 16.7% in the current year’s equivalent period. The increase in gross margins as a percentage of segment sales was primarily due to the $6.2 million, or 0.8% of segment sales, of cooperative advertising allowances recorded as a reduction of the cost of sales as a result of the adoption of EITF Issue No. 02-16. Improved merchandise margins and improved inventory control were partially offset by the increased occupancy costs associated with new and relocated stores opened since the second quarter of 2002.

Gross margin in the Foodservice segment decreased $2.3 million, or as a percentage of segment sales, decreased from 6.1% in the first two quarters of 2002 to 3.0% in the equivalent period of 2003. The decrease in gross margins was attributable to a $2.2 million, or 2.9% of segment sales, adjustment in valuation allowances related to inventory and vendor receivables. Additionally, decreased merchandise margins were partially offset by decreased warehouse and transportation costs.

Operating and administrative expenses

Operating and administrative expenses from continuing operations for the first two quarters of 2003 were $118.5 million, up $19.0 million, or 19.1%, over the same period of 2002. These expenses, as a percentage of sales, increased from 12.7% in the first two quarters of 2002 to 14.4% in the equivalent period of 2003.

Stores’ operating and administrative expenses increased 16.0% to $102.0 million, or as a percentage of segment sales, from 12.4% to 13.7%, compared to the first two quarters of 2002. This increase was primarily due to the cooperative advertising allowances recorded as a reduction of cost of sales as a result of the adoption of EITF Issue No. 02-16 starting in 2003. In the first two quarters of 2002, these allowances, in the amount of $6.3 million, or 0.9% of segment sales, were recorded as a reduction of operating and administrative expenses. Stores’ fringe benefit costs, other store operating expenses, spending in computer system integration and legal expenses also increased, partially offset by decreased utility costs and marketing expenses.

Operating and administrative expenses increased, from $9.9 million in the first two quarters of 2002 to $12.3 million in the same period of 2003, in the Foodservice segment. The increase was primarily due to $2.5 million of expenses, or 3.2% of segment sales, related to sales tax liability and additional provision for bad debt allowances.

Corporate expenses increased $2.5 million to $4.2 million in the first two quarters of 2003, primarily due to a decrease in gains from sale of properties and an increase in severance expenses.

Interest expense, net

Interest expense, net decreased from $5.7 million recorded in the first two quarters of 2002 to $5.5 million in the first two quarters of 2003 due to lower average outstanding debt levels.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities was $43.5 million in the first two quarters of 2003 compared to $20.9 million in the same period of 2002. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In the first two quarters of 2003, decreases in inventories, trade notes and accounts receivable and increases in other accrued liabilities, accounts payable and accrued salaries and wages were partially offset by a small increase in prepaid expenses and other assets.

Net cash used in investing activities was $12.4 million in the first two quarters of 2003 compared to $22.4 million in the first two quarters of 2002. The decrease in the first two quarters of 2003, as compared to the same period of 2002, was primarily due to the decreased capital expenditure requirements for new and relocated stores, partially offset by decreased proceeds from disposal of closed or relocated store properties. Capital expenditures for first two quarters of 2003 totaled $10.4 million, which consisted of $10.0 million in support of the Stores segment and $0.4 million in support of the Foodservice segment.

Net cash used in financing activities was $15.1 million in the first two quarters of 2003 compared to $5.6 million provided in the first two quarters of 2002. Net cash used in financing activities in the first half of 2003 primarily reflected payoff on a note in connection with an acquisition in 1998 and payments on bank debt and capital leases.

At June 15, 2003, we had cash and cash equivalents of $39.5 million, stockholders’ equity of $203.1 million and debt, excluding capital leases, of $207.7 million. Our working capital was a $116.5 million deficit at June 15, 2003, compared to the $35.6 million working capital at December 29, 2002. The decrease in working capital during the first half of 2003 was the result of the consolidation of the $86.9 million debt, which was classified as a short-term liability, of a variable interest entity at June 15, 2003 in accordance to the provisions of FASB Interpretation No. 46. Additionally, working capital was impacted by the recognition of impairment losses on assets held for sale and divestiture and the reserves established for certain restructuring initiatives.

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores as well as general working capital requirements. During the first two quarters of 2003, we opened two new stores and relocated two stores. New store growth is planned to continue in the remainder of fiscal 2003. We estimate that new capital expenditures for 2003 will aggregate approximately $38.0 million, including $36.5 million in support of the Stores segment and $1.5 million in support of the Foodservice segment. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory pension plan covers substantially all of our full time employees, except for those employees of our Foodservice segment. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974. Recent changes in the benefit plan assumptions as well as the funded status of the plan have impacted the funding and expense levels for 2003 and future periods. We estimate that these changes may require cash contributions to the plan of approximately $6 million to $8 million by fiscal year end 2003.

Bank credit facility, lease facility and other financing activities

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement is subject to a formula based on the value of eligible accounts receivable and inventory. At June 15, 2003, $120.8 million of revolving loan and $4.8 million of letters of credit were outstanding and the remaining availability based on the formula was $14.1 million.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Under FASB Interpretation No. 46, the Lease Agreement, as it is currently structured, is considered a variable interest entity and subject to consolidation. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA, Inc. (“Casino USA”) which owned 55.8 percent of our common stock at March 23, 2003. In the second quarter of 2003, Casino USA increased its share of participation in financing of the variable interest entity from $16.1 million to $20.1 million by acquiring the equity interest in the variable interest entity from a third party at fair market value. The Lease Agreement, with a value of $87.0 million and an interest rate of 9.07%, provides for the financing of the three distribution facilities and 15 store locations. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

Both the Credit Agreement and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require us to maintain a public debt rating or a certain liquidity level. As of December 29, 2002 and June 15, 2003, we were not in compliance with certain of these financial covenants. In February 2003, we obtained waivers of non-compliance as of December 29, 2002 and an amendment of certain covenants for the first quarter of 2003. In July 2003, we obtained waivers of non-compliance and amendments on certain covenants through November 4, 2003. Our obligations under the Credit Agreement and the Lease Agreement have been classified as current liabilities in our consolidated balance sheets as of December 29, 2002 and June 15, 2003. If we are unable to negotiate and enter into an amended Credit Agreement and Lease Agreement, we may be required to renegotiate the terms of the waivers or seek alternative means of financing such obligations.

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

New Accounting Pronouncements

On January 17, 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The objective of FASB Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. FASB Interpretation No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

The Lease Agreement discussed in Bank Credit Facility, Lease Facility and Other Financial Activities above is considered a variable interest entity and subject to consolidation. At June 15, 2003, we adopted Interpretation No. 46 and the financial statements of this variable interest entity were included in our consolidated financial statements. Before June 15, 2003, the Lease Agreement was accounted for as an operating lease; thus the related fixed assets and lease liabilities were not included in our consolidated balance sheets.

Beginning in the second quarter of 2003, we adopted the provisions of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Issue No. 02-16 provides guidance on how a reseller should characterize the cash consideration received from a vendor and when and how the cash consideration should be recorded on its income statements. Issue No. 02-16 requires that the cash consideration received from the vendor be considered as a reduction of cost of sales when recognized in the reseller’s income statement. If the cash consideration received from a vendor is direct, specific and incremental reimbursement of costs incurred by the reseller to sell the vendor’s products, the cash consideration should be treated as a reduction of such selling costs.

As a result of the implementation of Issue No. 02-16, we started to record the cooperative advertising allowances not representing reimbursement of direct, specific and incremental advertising costs as a reduction of the cost of merchandise purchased. Under the new rules, these allowances will be realized and recorded as a reduction of cost of sales in future periods as the goods are sold. We previously recorded these allowances as a reduction of operating and administrative expenses when received.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires the revenue from sales with multiple deliverables be accounted for based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of Issue No. 00-21.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The exception to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 150.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. During the first two quarters of 2003, other than the adoption of Interpretation No. 46 and EITF Issue No. 02-16, as discussed above, we did not make any other changes in our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. Dollar and Mexican Peso. Our major financial risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of June 15, 2003, our exposure to foreign currency risk was limited. Additionally, we are exposed to the market fluctuations associated with stock we received as a result of the demutualization transactions of a mutual insurance company in December 2001. As of June 15, 2003, the fair market value of the stock was $1.3 million.

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

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations under Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”) and the equity earnings in its Mexico joint venture. As of June 15, 2003, such exposure was the $4.6 million net investment in Smart & Final Mexico, comprised primarily of its Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

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

(b) Changes in Internal Controls: In the quarter ended June 15, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We have been named as a defendant in a suit filed on September 13, 2001 in the Superior Court of the State of California for the County of Los Angeles. This suit, Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other store managers and assistant managers in California, alleging that we misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On February 24, 2003, following an extensive period of investigation and discovery, the plaintiff filed a motion for class certification. On May 2, 2003, we filed our opposing papers to plaintiff’s motion for class certification. We believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim.

We have been named as a defendant in a suit filed on May 24, 2001 in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former non-exempt store employee, on their behalf and on behalf of all non-exempt Smart & Final employees in California alleging that we failed to pay proper overtime compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001 we filed a general denial to these claims and asserted numerous defenses.

We have been named as a defendant in a suit filed on April 7, 2003 in the Superior Court of the State of California for the County of Los Angeles. This suit, Perea vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other store employees who participate in the commission program in California, alleging that we improperly calculated commission payments. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. The merits of this action are being actively investigated and we believe that the merits of this action do not warrant class action status and we believe we have certain defenses to the claim.

In the second quarter of 2003 we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named cases.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course from our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The annual Meeting of Stockholders of Smart & Final Inc. was held on May 22, 2003. At the meeting, stockholders elected three directors to serve on our Board of Directors until 2005.

The three directors elected at the meeting were Christian P. Couvreux, James S. Gold and Antoine Guichard. The directors whose term of office as a director continued after the meeting are Pierre B. Bouchut, Timm F. Crull, David J. McLaughlin, Joël-André Ornstein, Thomas G. Plaskett, Ross E. Roeder and Etienne Snollaerts.

The votes cast for, against, or withheld for each nominee for office as a director were as follows:

	VOTES
	For	Against	Withheld
Christian P. Couvreux	27,397,325	—	881,983
James S. Gold	27,649,163	—	630,145
Antoine Guichard	28,251,272	—	28,036

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description of Exhibit
10.25***	Severance and Consulting Services Agreement between Smart & Final Inc. and Dennis L. Chiavelli executed on May 14, 2003

10.26*	Supply Agreement made and entered into as of the 16th day of May, 2003 by and between Unified Western Grocers, Inc. and Smart & Final Oregon, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment being filed with the Securities and Exchange Commission).

10.27*	Amendment Agreement No. 3 effective as of June 1, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc.

10.28*	Third Amendment to Credit Agreement entered into as of June 1, 2003 by and among BNP Paribas and Smart & Final Inc.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Filed herewith.
**	Management contracts and compensatory plans, contracts and arrangements of the Company.

(b)	Reports on Form 8-K

Date Filed	Item Reported
April 23, 2003	Attaching as an Exhibit a News Release dated April 22, 2003 regarding the earnings of Smart & Final Inc. for the first quarter ended March 23, 2003.

June 6, 2003	Attaching as an Exhibit a News Release dated June 5, 2003 regarding the announcement by Smart & Final Inc. of the signing of letter of intent to sell its Florida foodservice direct delivery and stores businesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: July 25, 2003	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Ross E. Roeder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Smart & Final Inc. for the quarter ended June 15, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: July 25, 2003

/s/ ROSS E. ROEDER

Ross E. Roeder Chairman of the Board and Chief Executive Officer

I, Richard N. Phegley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Smart & Final Inc. for the quarter ended June 15, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: July 25, 2003

/s/ RICHARD N. PHEGLEY

Richard N. Phegley Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.25***	Severance and Consulting Services Agreement between Smart & Final Inc. and Dennis L. Chiavelli executed on May 14, 2003

10.26*	Supply Agreement made and entered into as of the 16th day of May, 2003 by and between Unified Western Grocers, Inc. and Smart & Final Oregon, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment being filed with the Securities and Exchange Commission).

10.27*	Amendment Agreement No. 3 effective as of June 1, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc.

10.28*	Third Amendment to Credit Agreement entered into as of June 1, 2003 by and among BNP Paribas and Smart & Final Inc.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Filed herewith.
**	Management contracts and compensatory plans, contracts and arrangements of the Company.