Form 10-Q
period 2003-10-05
SMART & FINAL INC/DE
filed 2003-11-18
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2003

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

As of November 12, 2003, the registrant had outstanding 29,919,274 shares of common stock.

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

Many of these factors are beyond our control. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in Item 1 – Business, Risk Factors in our Annual Report on Form 10-K for the year ended December 29, 2002.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	October 5, 2003	December 29, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$40,925	$23,002
Trade accounts receivable, less allowance for doubtful accounts of $404 in 2003 and $398 in 2002	18,645	18,430
Inventories	123,013	123,578
Prepaid expenses and other current assets	14,405	8,370
Deferred tax asset	12,513	13,162
Assets of discontinued operations	8,966	154,432

Total current assets	218,467	340,974
Property, plant and equipment:
Land	68,156	32,207
Buildings and improvements	64,251	30,308
Leasehold improvements	110,922	109,098
Fixtures and equipment	176,690	173,458

	420,019	345,071
Less—Accumulated depreciation and amortization	172,902	155,240

Net property, plant and equipment	247,117	189,831
Assets under capital leases, net of accumulated amortization of $9,486 in 2003 and $9,416 in 2002	4,198	4,280
Goodwill, net of accumulated amortization of $3,455 in 2003 and in 2002	34,775	34,775
Deferred tax asset	32,234	8,963
Other assets	51,070	42,234

Total assets	$587,861	$621,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt and capital leases	$77,027	$136,719
Accounts payable	75,071	72,753
Accrued salaries and wages	13,035	8,432
Other accrued liabilities	56,556	38,720
Liabilities of discontinued operations	10,586	31,233

Total current liabilities	232,275	287,857
Long-term liabilities:
Obligations under capital leases	4,812	5,314
Notes payable	66,603	—
Notes payable to affiliate	20,100	—
Other long-term liabilities	19,912	17,557
Workers’ compensation reserve, postretirement and postemployment benefits	38,161	38,794

Total long-term liabilities	149,588	61,665
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 29,915,624 shares issued and outstanding in 2003 and 29,443,198 in 2002)	299	294
Additional paid-in capital	208,495	206,926
Notes receivable for common stock	(100)	(100)
Accumulated other comprehensive loss	(10,745)	(11,787)
Retained earnings	8,049	76,202

Total stockholders’ equity	205,998	271,535

Total liabilities and stockholders’ equity	$587,861	$621,057

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Sales	$538,392	$498,127	$1,285,693	$1,207,682
Cost of sales, buying and occupancy	442,892	416,132	1,065,735	1,017,020

Gross margin	95,500	81,995	219,958	190,662
Operating and administrative expenses	77,042	65,607	183,288	155,267
Other charges, net	(400)	—	18,000	—

Income from operations	18,858	16,388	18,670	35,395
Interest expense, net	5,976	3,986	11,424	9,645

Income from continuing operations before income tax provision	12,882	12,402	7,246	25,750
Income tax provision	(4,858)	(4,726)	(3,175)	(10,014)
Equity earnings in unconsolidated subsidiary	297	405	372	598

Income from continuing operations	8,321	8,081	4,443	16,334
Discontinued operations, net of tax	(7,405)	(5,406)	(67,295)	(11,010)

Income (loss) before cumulative effect of accounting change	916	2,675	(62,852)	5,324
Cumulative effect of accounting change (variable interest entity, net of tax of $3,534)	—	—	(5,301)	—

Net income (loss)	$916	$2,675	$(68,153)	$5,324

Earnings (loss) per common share
Earnings per common share from continuing operations	$0.28	$0.27	$0.15	$0.56
Loss per common share from discontinued operations	(0.25)	(0.18)	(2.26)	(0.37)
Cumulative effect of accounting change per common share	—	—	(0.18)	—

Earnings (loss) per common share	$0.03	$0.09	$(2.29)	$0.18

Weighted average common shares	29,740,307	29,432,264	29,787,585	29,409,699

Earnings (loss) per common share, assuming dilution
Earnings per common share, assuming dilution, from continuing operations	$0.28	$0.27	$0.15	$0.55
Loss per common share, assuming dilution, from discontinued operations	(0.25)	(0.18)	(2.26)	(0.37)
Cumulative effect of accounting change per common share, assuming dilution	—	—	(0.18)	—

Earnings (loss) per common share, assuming dilution	$0.03	$0.09	$(2.29)	$0.18

Weighted average common shares and common share equivalents	29,924,408	29,433,016	29,787,585	29,552,151

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Forty Weeks Ended
	October 5, 2003	October 6, 2002
	(Unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(68,153)	$5,324
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Gain on disposal of property, plant and equipment	(5,192)	(1,549)
Depreciation and amortization	28,103	27,481
Deferred tax provision (benefit)	2,276	(332)
Amortization of deferred financing costs	2,378	1,410
Equity earnings in unconsolidated subsidiary	(372)	(598)
Asset impairment charges, net of tax	14,973	—
Non-cash restructuring and other charges, net of tax	14,940	—
Loss on sale and divestiture of Foodservice operations, net of tax	36,661	—
Cumulative effect of accounting change, net of tax	5,301	—
Decrease (increase) in:
Trade notes and accounts receivable	13,308	9,617
Inventories	20,407	6,692
Prepaid expenses and other current assets	1,282	(811)
Increase (decrease) in:
Accounts payable	(8,448)	(6,246)
Accrued salaries and wages	3,170	(3,214)
Other accrued liabilities	(10,410)	4,969

Net cash provided by operating activities	50,224	42,743

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(18,158)	(38,239)
Proceeds from disposal of property, plant and equipment	17,233	5,710
Investment in capitalized software	(7,029)	(2,673)
Net proceeds from divestitures	38,752	—
Other	(1,564)	(1,246)

Net cash provided by (used in) investing activities	29,234	(36,448)

Cash Flows from Financing Activities:
Payments on bank line of credit	(62,500)	(17,000)
Borrowings on bank line of credit	7,500	20,000
Payments on notes payable	(6,535)	(7,381)
Proceeds from issuance of common stock, net of costs	—	11

Net cash used in financing activities	(61,535)	(4,370)

Increase in cash and cash equivalents	17,923	1,925
Cash and cash equivalents at beginning of year	23,002	23,016

Cash and cash equivalents at end of period	$40,925	$24,941

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Smart & Final Inc. is a Delaware corporation and, as of October 5, 2003, was a 55.8 percent owned subsidiary of Casino USA, Inc. (“Casino USA”). References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 58.8 percent of our common stock as of October 5, 2003.

The consolidated financial statements include the financial statements of Smart & Final Inc. and its wholly-owned subsidiaries. The 50 percent-owned joint venture in Mexico is reported on the equity basis of accounting. Effective June 15, 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires us to consolidate a variable interest entity discussed in Note 5. Accounting Changes. As a result, the accompanying consolidated financial statements include the effects of consolidating the variable interest entity and the cumulative effect of the change in accounting principle as of June 15, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of October 5, 2003 and the consolidated statements of operations and cash flows for the sixteen weeks and forty weeks ended October 5, 2003 and October 6, 2002 are unaudited. In the opinion of management, all adjustments, which consisted of normal recurring items necessary for a fair presentation of these financial statements in conformity with accounting principles generally accepted in the United States, and the accounting change to adopt FASB Interpretation No. 46 as of June 15, 2003, have been included.

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

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”), which was completed during the third quarter. During the third quarter of 2003, we also announced and completed the sale of our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”). Certain residual assets and liabilities were retained by us in conjunction with the sale transactions and divestitures of the Florida Operations and the Northern California Foodservice Operations. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions Assets of discontinued operations and Liabilities of discontinued operations. The underlying assets and liabilities of the discontinued operations for the periods presented are as follows, dollars in thousands:

	October 5,	December 29,
	2003	2002
Cash and cash equivalents	$4,610	$3,524
Trade notes and accounts receivable, net	1,615	49,345
Inventories	—	41,665
Prepaid expenses and other current assets	8	2,397
Property, plant and equipment, net	2,733	35,948
Assets under capital leases, net	—	160
Goodwill, net	—	17,657
Deferred tax asset	—	1,347
Other assets	—	2,389

Assets of discontinued operations	$8,966	$154,432

Current maturities of capital leases	$—	$165
Accounts payable	973	24,309
Accrued salaries and wages	475	2,989
Other accrued liabilities	9,138	2,802
Obligation under capital leases	—	130
Workers’ compensation reserve,
postretirement and postemployment benefits	—	838

Liabilities of discontinued operations	$10,586	$31,233

The following table sets forth the loss from the discontinued operations of each period presented by segment, as defined in Note 14. Segment Reporting, dollars in thousands. Related interest expense and income tax benefit from the discontinued operations are included under Corporate.

	Stores	Foodservice	Corporate	Total
Sixteen weeks ended October 5, 2003:
Sales	$11,806	$80,749	$—	$92,555
Pre-tax loss from operations	(1,958)	(7,987)	(4)	(9,949)
Pre-tax (loss) gain on sale and divestiture	(6,535)	(6,246)	4,088	(8,693)
Income tax benefit	—	—	11,237	11,237
Net (loss) income	(8,493)	(14,233)	15,321	(7,405)

Sixteen weeks ended October 6, 2002:
Sales	$16,730	$112,367	$—	$129,097
Pre-tax loss from operations	(3,338)	(4,159)	(1,448)	(8,945)
Income tax benefit	—	—	3,539	3,539
Net (loss) income	(3,338)	(4,159)	2,091	(5,406)

Forty weeks ended October 5, 2003:
Sales	$39,848	$265,624	$—	$305,472
Pre-tax loss from operations	(5,576)	(37,363)	(165)	(43,104)
Pre-tax (loss) gain on sale and divestiture	(18,635)	(40,946)	4,088	(55,493)
Income tax benefit	—	—	31,302	31,302
Net (loss) income	(24,211)	(78,309)	35,225	(67,295)

Forty weeks ended October 6, 2002:
Sales	$43,781	$296,714	$—	$340,495
Pre-tax loss from operations	(7,626)	(8,964)	(1,664)	(18,254)
Income tax benefit	—	—	7,244	7,244
Net (loss) income	(7,626)	(8,964)	5,580	(11,010)

Pre-tax loss from discontinued operations does not include allocation of Corporate overhead or costs. Pre-tax gain or loss on sale and divestiture was determined based on the excess or shortfall of sale prices, net of related transaction expenses, over the carrying amounts of net assets sold and other divestiture charges.

Through October 5, 2003, we have recorded a pre-tax loss of $52.6 million on the sale and divestiture of the Florida Operations, including an estimated $46.8 million pre-tax loss previously recorded in the second quarter and an additional $5.8 million of pre-tax expenses recorded in the third quarter, primarily associated with the termination of certain lease obligations and severance obligations related to the Florida stores business.

Under separate sale agreements with the buyer of the Florida Operations, two Florida properties of the variable interest entity discussed in Note 5. Accounting Changes were sold in addition to the Florida Operations. The sale of these two Florida properties resulted in a pre-tax gain of $4.1 million in the 2003 third quarter, which is reflected in Corporate of the above schedule as part of the loss on sale and divestiture. This $4.1 million gain is also reflected in Gain on disposal of property, plant and equipment on the consolidated statement of cash flows for the forty weeks ended October 5, 2003.

During the 2003 second quarter, we recorded $19.1 million of pre-tax charges associated with the restructuring of the Northern California Foodservice Operations. These charges related to warehouse and facility closures, early terminations of related service and lease agreements and workforce reductions. During the 2003 third quarter, we also recorded a $7.5 million pre-tax gain on sales of certain assets at the Northern California Foodservice Operations, as well as $14.5 million of additional pre-tax charges primarily related to asset impairment and vendor obligations.

The following table sets forth the balances at June 15, 2003, the activities during the third quarter of 2003 and the remaining balances at October 5, 2003, related to certain reserves for exiting Florida Operations and Northern California Foodservice Operations, dollars in thousands.

	Balance at June 15, 2003	Additional Charges and Adjustments	Payments and Adjustments	Balance at October 5, 2003
Lease termination costs	$5,800	$7,100	$(7,100)	$5,800
Employee severance and related obligations	1,100	2,800	(1,600)	2,300
Vendor and other obligations	—	1,800	—	1,800

Total	$6,900	$11,700	$(8,700)	$9,900

4.	Other Charges

Through October 5, 2003, we have recorded $18.0 million of pre-tax charges related to litigation reserves as discussed in Note 15. Legal Actions, as well as financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and lease facility. This pre-tax charge includes the $18.4 million of charges originally recorded during the second quarter and an adjustment to reduce that estimate by $0.4 million during the third quarter.

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

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Under FASB Interpretation No. 46, the Lease

Agreement, as it is currently structured, is considered a variable interest entity and subject to consolidation. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA, which owned 55.8 percent of our common stock at October 5, 2003. In the second quarter of 2003, Casino USA increased its share of participation in financing of the variable interest entity from $16.1 million to $20.1 million by acquiring the equity interest in the variable interest entity from a third party. The total Casino USA participation of $20.1 million is presented as “Notes payable to affiliate” in the consolidated balance sheet at October 5, 2003. Subsequent to October 5, 2003, Casino USA increased its share of participation to $33.2 million by acquiring debt interests in the variable interest entity from a third party. The Lease Agreement as amended, with a value of $86.8 million and an interest rate of 9.07 percent, currently provides for the financing of two distribution facilities and 14 store locations, and additionally, holds $14.3 million of available funds as of October 5, 2003. The $14.3 million of available funds was generated through the sale of a Florida distribution facility and a Florida store property during the process of sale and divestiture of the Florida Operations. As of October 5, 2003, the Lease Agreement was amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

The consolidated statements of operations for the forty weeks ended October 5, 2003 included a $5.3 million, net of tax, cumulative effect of a change in accounting principle, or $0.18 per diluted share, representing the cumulative amount of depreciation and interest expense, in excess of the rental income as of the effective date of adoption of FASB Interpretation No. 46 as of June 15, 2003. The consolidated statements of operations for the sixteen weeks and forty weeks ended October 5, 2003 included $0.4 million of the depreciation and interest expenses in excess of the rental income for the third quarter in the results from continuing operations, and a $2.4 million gain, net of tax, from the sale of the two Florida properties in the results from discontinued operations.

Had consolidation of this variable interest entity been effective for the entire periods presented, the net-of-tax impact to the operating results, excluding the gain on sale of the Florida properties, would have been $0.3 million, or $0.01 per diluted share, for the sixteen weeks ended October 6, 2002, $0.4 million, or $0.02 per diluted share, for the forty weeks ended October 5, 2003 and $0.7 million, or $0.03 per diluted share, for the forty weeks ended October 6, 2002.

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

As a result of the implementation of Issue No. 02-16, we record the cooperative advertising allowances not representing reimbursement of direct, specific and incremental advertising costs as a reduction of the cost of merchandise purchased. Under the new rules, these allowances will be realized and recorded as a reduction of cost of sales in future periods as the goods are sold. We previously recorded these allowances as a reduction of operating and administrative expenses when received and earned. The effect on the pre-tax operating results from adoption of Issue No. 02-16 was immaterial.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in July 2003 had no material impact on our consolidated balance sheet and statement of operations. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. On October 29,

2003, the FASB decided to defer certain provisions of SFAS No. 150 related to noncontrolling interests in subsidiaries included in consolidated financial statements. We will monitor the actions of the FASB and assess the impact, if any, that these actions may have on our financial statements.

7.	Debt

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement, as amended during the third quarter of 2003, is subject to a formula based on the value of eligible accounts receivable, inventory and real properties. As of October 5, 2003, we made pay-downs toward the Credit Agreement, primarily with the proceeds generated from the sale and divestiture of the Florida Operations and the Northern California Foodservice Operations. These pay-downs are treated as permanent reductions to the amount available. As a result, the remaining commitment under the Credit Agreement was $127.8 million at October 5, 2003. At October 5, 2003, $75.0 million of revolving loan and $4.8 million of letters of credit were outstanding and the remaining availability based on the formula was $34.3 million.

Both the Credit Agreement and the Lease Agreement (as discussed in Note 5. Accounting Changes) contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require us to maintain a public debt rating or a certain liquidity level.

As of December 29, 2002, we were not in compliance with certain of these financial covenants. In February 2003, we obtained waivers of non-compliance as of December 29, 2002 and an amendment of certain covenants for the first quarter of 2003. Our obligation under the Credit Agreement was classified as a current liability in our consolidated balance sheet as of December 29, 2002 pending the execution of an amended Credit Agreement. In July 2003, we obtained waivers of non-compliance and amendments on certain covenants through November 4, 2003. In October 2003, we negotiated and entered into an amended Credit Agreement and an amended Lease Agreement, which amend the covenants in response to the effects of the sale and divestiture of the Florida Operations and Northern California Foodservice Operations. We are currently in compliance with the amended covenants. The Credit Agreement expires on November 30, 2004, and it is our intention to negotiate and enter into a new Credit Agreement prior to its expiration; accordingly, we have classified our obligation under the Credit Agreement as a current liability in our consolidated balance sheet as of October 5, 2003. The Lease Agreement expires on November 30, 2006, and our obligations under the Lease Agreement have been classified as long-term liabilities.

8.	Derivatives

As of October 5, 2003, we had an interest rate collar agreement with a major bank to limit the impact of interest rate fluctuations on floating rate debt. This agreement, expiring in November 2004, hedges principal amounts of an aggregate of $70 million and limits the effect of

LIBOR fluctuations to interest rate ranges from 5.48 percent to 8.00 percent. This agreement is designated as a cash flow hedge and is considered fully effective. Accordingly, the instrument is marked to market at the end of every quarter, with the changes in fair value recorded as other comprehensive income (“OCI”) and the ineffective portion recorded to current earnings and included under interest expense, net on the consolidated statements of operations.

This agreement had a cumulative loss of $3.3 million recorded to OCI as of October 5, 2003 and $4.9 million at the beginning of fiscal year 2003. The change in the cumulative loss is comprised of reclassification of the ineffective portion from OCI to current earnings and a $0.7 million decrease in the fair value of the hedge as of October 5, 2003. Such reclassification was $0.9 million in the sixteen weeks ended October 5, 2003 and $1.1 million in the sixteen weeks ended October 6, 2002. The reclassification aggregated $2.3 million in the forty weeks ended October 5, 2003 and $2.6 million in the forty weeks ended October 6, 2002. We estimate that approximately $2.9 million of net derivative loss included in OCI will be recognized in results of operations within the next twelve months.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) was computed as follows, amounts in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Net income (loss)	$916	$2,675	$(68,153)	$5,324
Other comprehensive income (loss):
Net income (loss) on derivative instruments, net of tax	152	(1,153)	(405)	(2,058)
Reclassification adjustments, net of tax, included in net income (loss)	567	632	1,378	1,563
Foreign currency translation adjustments	171	(387)	69	(136)

Total other comprehensive income (loss)	890	(908)	1,042	(631)

Total comprehensive income (loss)	$1,806	$1,767	$(67,111)	$4,693

See Note 8. Derivatives for the activities recorded to OCI due to changes in fair values of derivative instruments designated as cash flow hedges during the reporting period. In accordance with accounting principles generally accepted in the United States, the functional currency for our Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in OCI.

10.	Interest Expense

Interest expense was incurred primarily on borrowings under the Credit Agreement and the Lease Agreement. Interest paid on our debt aggregated $12.6 million in the forty weeks ended October 5, 2003 and $10.7 million in the forty weeks ended October 6, 2002.

11.	Income Taxes

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

	Forty Weeks Ended
	October 5, 2003	October 6, 2002
(Tax benefits received from) tax sharing payments to Casino USA	$(1,270)	$272
Taxes paid for states other than California	86	77
Taxes paid to federal government	650	1,570

Total (benefits received) taxes paid	$(534)	$1,919

Tax provision of $3.5 million was provided on the net gain from sale of the Northern California Foodservice Operations and an offsetting tax benefit was provided on a portion of the net loss on sale and divestiture of the Florida Operations. No tax effect was provided on the remainder of the loss on sale and divestiture of the Florida Operations due to the nature of the loss.

12.	Stock-Based Compensation

We have stock options granted to our employees under the Long-Term Equity Compensation Plan and both employees and members of our Board of Directors under the Stock Incentive Plan. We account for options under these plans using the intrinsic value method as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Disclosures of pro forma information regarding net income and earnings per share are required under SFAS No. 123, “Accounting for Stock-Based Compensation,” which uses the fair value method. As of fiscal year end 2002, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” regarding the additional disclosure requirements of pro forma information.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	39%	37%	38%	37%
Risk-free interest rates	4.8%	5.9%	4.9%	5.1%
Weighted average expected lives
Executives	4.90 years	4.90 years	4.90 years	4.90 years
Non-executives	4.60 years	4.60 years	4.60 years	4.60 years
Weighted average fair value of options granted	$2.51	$1.77	$2.01	$3.65

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Net income (loss) as reported	$916	$2,675	$(68,153)	$5,324
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	403	435	1,091	1,066

Pro forma net income (loss)	$513	$2,240	$(69,244)	$4,258

Earnings (loss) per share:
Basic, as reported	$0.03	$0.09	$(2.29)	$0.18

Basic, pro forma	$0.02	$0.08	$(2.32)	$0.14

Diluted, as reported	$0.03	$0.09	$(2.29)	$0.18

Diluted, pro forma	$0.02	$0.08	$(2.32)	$0.14

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

14.	Segment Reporting

Our two reportable segments have historically been Stores and Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The Foodservice distribution segment provides delivery of food, restaurant equipment and supplies to mainly restaurant customers. As mentioned in Note 3. Discontinued Operations, we have completed the sale and divestiture of the Foodservice segment in Florida and northern California and have reported the operating results from these two units as discontinued operations. Corporate is comprised primarily of corporate expenses incidental to the activities of the reportable segments, the variable interest entity and rental income from Smart & Final stores and Smart & Final Mexico. Our 50 percent-owned joint venture in Mexico is reported on the equity basis of accounting. These reportable segments are strategic business units that offer different products and services. They have been managed separately because each segment requires different technology and marketing strategies. We evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

The accounting policies of the segments are consistent, except as described below, with those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 29, 2002. Beginning in 2003, the policy for intercompany real estate charges has changed and as a result, the segment data for the sixteen weeks and forty weeks ended October 6, 2002 were reclassified as if the current policy had been in effect during fiscal year 2002. As a result, Stores’ pre-tax income and Corporate’s pre-tax loss increased by $1.8 million, respectively, for the sixteen weeks ended October 6, 2002. Stores’ pre-tax income and Corporate’s pre-tax loss increased by $4.4 million, respectively, for the forty weeks ended October 6, 2002.

The sales, profit or loss and other information from our continuing operations, the loss, net of tax, from discontinued operations and total assets of each segment are as follows, amounts in thousands:

	Stores	Foodservice	Corporate	Total
Sixteen weeks ended October 5, 2003:
Sales to external customers	$538,392	$—	$—	$538,392
Cost of sales, buying and occupancy	445,269	—	(2,377)	442,892
Intercompany real estate charge (income)	4,080	—	(4,080)	—
Other charges	—	—	(400)	(400)
Interest income	—	—	266	266
Interest expense	—	—	6,242	6,242
Pre-tax income (loss)	20,129	—	(7,247)	12,882
Discontinued operations, net of tax	(8,493)	(14,233)	15,321	(7,405)
As of October 5, 2003:
Total assets	$409,299	$8,966	$169,596	$587,861

	Stores	Foodservice	Corporate	Total
Sixteen weeks ended October 6, 2002:
Sales to external customers	$498,127	$—	$—	$498,127
Cost of sales, buying and occupancy	416,132	—	—	416,132
Intercompany real estate charge (income)	4,217	—	(4,217)	—
Interest income	—	—	159	159
Interest expense	—	—	4,145	4,145
Pre-tax income (loss)	18,540	—	(6,138)	12,402
Discontinued operations, net of tax	(3,338)	(4,159)	2,091	(5,406)
As of October 6, 2002:
Total assets	$414,759	$138,390	$69,834	$622,983

	Stores	Foodservice	Corporate	Total
Forty weeks ended October 5, 2003:
Sales to external customers	$1,285,693	$—	$—	$1,285,693
Cost of sales, buying and occupancy	1,068,112	—	(2,377)	1,065,735
Intercompany real estate charge (income)	10,262	—	(10,262)	—
Other charges	—	—	18,000	18,000
Interest income	—	—	537	537
Interest expense	—	—	11,961	11,961
Pre-tax income (loss)	42,543	—	(35,297)	7,246
Discontinued operations, net of tax	(24,211)	(78,309)	35,225	(67,295)

	Stores	Foodservice	Corporate	Total
Forty weeks ended October 6, 2002:
Sales to external customers	$1,207,682	$—	$—	$1,207,682
Cost of sales, buying and occupancy	1,017,020	—	—	1,017,020
Intercompany real estate charge (income)	10,440	—	(10,440)	—
Interest income	—	—	406	406
Interest expense	—	—	10,051	10,051
Pre-tax income (loss)	39,231	—	(13,481)	25,750
Discontinued operations, net of tax	(7,626)	(8,964)	5,580	(11,010)

15	Legal Actions

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

We have also been named as a defendant in a suit filed on April 7, 2003 in the Superior Court of the State of California for the County of Los Angeles. This suit, Perea vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other employees who participate in the commission program in California, alleging that we improperly calculated commission payments. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. We believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim.

In September 2003, we entered into a tentative settlement agreement for the resolution of the Camacho and Perea actions. In October 2003, the court consolidated the Camacho and Perea actions and, on October 27, 2003, preliminarily approved the settlement and set a fairness hearing and final court certification of the settlement for January 13, 2004. Under the terms of the settlement, we will pay $7.6 million in cash and $1.5 million in scrip redeemable at our Smart & Final stores. Plaintiff’s attorney fees, costs and administrative expenses will be paid from the settlement amount. In addition, we will pay our own attorney fees and certain other expenses.

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. The charge is adequate to provide for the preliminarily approved settlement. See Note 4. Other Charges for further discussion.

We have been named as a defendant in a suit filed on May 24, 2001 in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former non-exempt store employee, on their behalf and on behalf of all non-exempt Smart & Final employees in California alleging that we failed to pay proper overtime compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification has been set for December 11, 2003. We believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim.

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

Summary

Income from continuing operations was $8.3 million, or $0.28 per diluted share, for the sixteen weeks ended October 5, 2003, compared to $8.1 million, or $0.27 per diluted share for the sixteen weeks ended October 6, 2002. Income from continuing operations for the forty weeks ended October 5, 2003 was $4.4 million, or $0.15 per diluted share, compared to $16.3 million, or $0.56 per diluted share for the forty weeks ended October 6, 2002. Included in Income from continuing operations for the forty weeks ended October 5, 2003 was an $18.0 million pre-tax charge ($10.8 million net of tax, or $0.36 per diluted share) related to litigation reserves and financing fees associated with amendments and waivers to our revolving bank credit facility and lease facility.

We reported net income of $0.9 million, or $0.03 per diluted share, for the sixteen weeks ended October 5, 2003, compared to net income of $2.7 million, or $0.09 per diluted share, for the sixteen weeks ended October 6, 2002. The net loss was $68.2 million, or $2.29 per diluted share, for the forty weeks ended October 5, 2003, compared to net income of $5.3 million, or $0.18 per diluted share, for the forty weeks ended October 6, 2002. The net loss for the forty weeks ended October 5, 2003 was primarily due to the loss on sale and divestiture of discontinued operations, restructuring and other charges and the cumulative effect of a change in accounting principle to adopt Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.”

Accounting Changes

The consolidated statements of operations for the forty weeks ended October 5, 2003 included a $5.3 million, net of tax, or $0.18 per diluted share, cumulative effect of a change in accounting principle, representing the cumulative amount of depreciation and interest expense, in excess of the rental income of the variable interest entity, as a result of adopting FASB Interpretation No. 46 as of June 15, 2003.

Beginning in second quarter 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” As a result of the implementation of Issue No. 02-16, cooperative advertising allowances not representing reimbursement of direct, specific and incremental advertising costs have been recorded as a reduction of the cost of merchandise purchased. Prior to fiscal year 2003, these allowances were recorded as a reduction of operating and administrative expenses.

Results of Operations

The following table shows, for the periods indicated, certain condensed consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	82.3	83.5	82.9	84.2

Gross margin	17.7	16.5	17.1	15.8
Operating and administrative expenses	14.3	13.2	14.3	12.9
Other charges	(0.1)	—	1.4	—

Income from operations	3.5	3.3	1.5	2.9
Interest expense, net	1.1	0.8	0.9	0.8

Income from continuing operations before income tax provision	2.4	2.5	0.6	2.1
Income tax provision	(0.9)	(0.9)	(0.2)	(0.8)
Equity earnings in unconsolidated subsidiary	0.1	0.1	—	—

Income from continuing operations	1.5	1.6	0.3	1.4
Discontinued operations, net of tax	(1.4)	(1.1)	(5.2)	(0.9)

Income (loss) before cumulative effect of accounting change	0.2	0.5	(4.9)	0.4
Cumulative effect of accounting change (variable interest entity), net of tax	—	—	(0.4)	—

Net income (loss)	0.2%	0.5%	(5.3)%	0.4%

Comparison of Sixteen Weeks Ended October 5, 2003 with Sixteen Weeks Ended October 6, 2002.

Sales

Third quarter 2003 sales from continuing operations were $538.4 million, up 8.1 percent from $498.1 million in the third quarter of 2002. The sales increase was attributable to the improved comparable store sales and the new and relocated stores opened since the third quarter of 2002. Comparable store sales for the third quarter of 2003 increased 6.8 percent over prior year’s same quarter. Average comparable transaction size increased by 2.9 percent to $40.26 in the third quarter of 2003. During the third quarter of 2003, we opened one new store, relocated three stores and closed one. As of October 5, 2003, we operated 219 stores compared to 216 stores at the end of the third quarter of 2002.

Gross margin

Gross margin from continuing operations increased $13.5 million to $95.5 million, and as a percentage of sales, increased from 16.5 percent in third quarter 2002 to 17.7 percent in the current year’s quarter. The increase in gross margin as a percentage of sales was primarily due to the improved merchandise margins and inventory control and the effects of adopting two new accounting pronouncements as discussed above partially offset by increased distribution costs.

As a result of adopting FASB Interpretation No. 46, we recorded approximately $2.4 million of costs as interest expense in the third quarter of 2003 that previously were recorded in cost of sales as rental expense. In addition, pursuant to FASB Interpretation No. 46, we recorded in the third quarter of 2003 approximately $0.4 million of depreciation expense in cost of sales that previously was not recorded. When compared to the prior year third quarter, the net effect of FASB Interpretation No. 46 to the third quarter of 2003 was to increase the gross margin from continuing operations as a percentage of sales by 0.4 percent.

As a result of adopting EITF Issue No. 02-16, the cooperative advertising allowances for the 2003 third quarter of $4.1 million, or 0.8 percent of total sales, were recorded as a reduction of cost of sales.

Operating and administrative expenses

Operating and administrative expenses from continuing operations for the third quarter of 2003 were $77.0 million, up $11.4 million, or 17.4 percent, over the third quarter of 2002. These expenses, as a percentage of sales, increased from 13.2 percent in the third quarter of 2002 to 14.3 percent in the third quarter of 2003. This percentage of sales increase was primarily due to the accelerated vesting of $1.0 million in restricted stock compensation, increased fringe benefit costs including performance-based compensation, information system integration expenses, legal expense and the accounting impact of adopting EITF Issue No. 02-16. Approximately $4.1 million of cooperative advertising allowances were recorded as a reduction of cost of sales in the third quarter of 2003 as a result of the adoption of EITF Issue No. 02-16. In the third quarter of 2002, these allowances, in the amount of $3.4 million, or 0.7 percent of Stores’ sales, were recorded as a reduction of operating and administrative expenses.

Interest expense, net

Interest expense, net increased from $4.0 million recorded in third quarter 2002 to $6.0 million in the third quarter of 2003 primarily due to $2.4 million of interest expense of the variable interest entity that previously was reflected as rental expense in cost of sales.

Comparison of Forty Weeks Ended October 5, 2003 with Forty Weeks Ended October 6, 2002.

Sales

Sales from continuing operations for the forty weeks ended October 5, 2003 were $1,285.7 million, up 6.5 percent from $1,207.7 million in the equivalent period of 2002. The sales increase was attributable to the improved comparable store sales and the new and relocated stores opened since the third quarter of 2002. Comparable store sales for the first three quarters of 2003 increased 5.1 percent over prior year’s same period. Average comparable transaction size increased by 1.5 percent to $39.44 in the first three quarters of 2003. During the first three quarters of 2003, we opened three new stores, relocated five stores and closed one.

Gross margin

Gross margin from continuing operations increased 15.4 percent, from $190.7 million in the first three quarters of 2002 to $220.0 million in the first three quarters of current year. As a percentage of sales, gross margin increased from 15.8 percent in the first three quarters of 2002 to 17.1 percent in the same period of 2003. The increase in gross margin as a percentage of sales was primarily due to the improved merchandise margins and inventory control and the effects of adopting two new accounting pronouncements as discussed above, partially offset by increased distribution costs.

As a result of adopting FASB Interpretation No. 46, we recorded approximately $2.4 million of costs as interest expense in the third quarter of 2003 that previously were recorded in cost of sales as rental expense. In addition, pursuant to FASB Interpretation No. 46, we recorded in the third quarter of 2003 approximately $0.4 million of depreciation expense in cost of sales that previously was not recorded. When compared to the prior year’s same period, the net effect of FASB Interpretation No. 46 to the first three quarters of 2003 as a percentage of sales was insignificant.

As a result of adopting EITF Issue No. 02-16, the cooperative advertising allowances for the 2003 first three quarters of $10.3 million, or 0.8 percent of total sales, were recorded as a reduction of cost of sales.

Operating and administrative expenses

Operating and administrative expenses from continuing operations for the first three quarters of 2003 were $183.3 million, up $28.0 million, or 18.0 percent, over the same period of 2002. These expenses, as a percentage of sales, increased from 12.9 percent in the first three quarters of 2002 to 14.3 percent in the equivalent period of 2003. This percentage of sales increase was primarily due to the accelerated vesting of $1.0 million in restricted stock compensation, increased fringe benefit costs including performance-based compensation, information system integration expenses, legal expense and the accounting impact of adopting EITF Issue No. 02-16. Approximately $10.3 million of cooperative advertising allowances were recorded as a reduction of cost of sales in the first three quarters of 2003 as a result of the adoption of EITF Issue No. 02-16. For the first three quarters of 2002, these allowances, in the amount of $9.7 million, or 0.8 percent of Stores’ sales, were recorded as a reduction of operating and administrative expenses.

Interest expense, net

Interest expense, net increased from $9.6 million recorded in the first three quarters of 2002 to $11.4 million in the first three quarters of 2003 primarily due to $2.4 million of interest expense of the variable interest entity that previously was reflected as rental expense in cost of sales.

Discontinued Operations

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”.) During the third quarter, the transactions were completed and the Florida Operations were sold and divested. During the third quarter of 2003, we also announced and completed the sale of our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”). Certain residual assets and liabilities were retained by us in conjunction with the sale transactions and divestitures of the Florida Operations and the Northern California Foodservice Operations. In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations in our consolidated financial statements and in the related discussions and comparisons between current and prior fiscal years.

The following is a summary of loss and other information of the discontinued operations for the periods presented, dollars in thousands, except per diluted share value. Totals of per diluted share value may not aggregate due to rounding.

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002

Sales	$92,555	$129,097	$305,472	$340,495
Pre-tax loss from operations	$(9,949)	$(8,945)	$(43,104)	$(18,254)
Pre-tax loss on sale and divestiture	(8,693)	—	(55,493)	—
Income tax benefit	11,237	3,539	31,302	7,244

Net loss	$(7,405)	$(5,406)	$(67,295)	$(11,010)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002

Per diluted share:
Pre-tax loss from operations	$(0.33)	$(0.30)	$(1.45)	$(0.62)
Pre-tax loss on sale and divestiture	(0.29)	—	(1.86)	—
Income tax benefit	0.38	0.12	1.05	0.25

Net loss	$(0.25)	$(0.18)	$(2.26)	$(0.37)

Pre-tax loss from discontinued operations does not include allocation of Corporate overhead or costs. The net pre-tax loss on sale and divestiture was determined based on the excess or shortfall of sale prices, net of related transaction expenses, over the carrying amounts of net assets sold and other divestiture charges.

Through October 5, 2003, we have recorded a pre-tax loss of $52.6 million on the sale and divestiture of the Florida Operations, including an estimated $46.8 million pre-tax loss previously recorded in the second quarter and an additional $5.8 million of pre-tax expenses recorded in the third quarter, primarily associated with the termination of certain lease obligations and severance obligations related to the Florida stores business.

Under separate sale agreements with the buyer of the Florida Operations, two Florida properties of a variable interest entity discussed in Note 5. Accounting Changes were sold to the buyer in addition to the Florida Operations. The sale of these two Florida properties resulted in a pre-tax gain of $4.1 million in the 2003 third quarter.

During the 2003 second quarter, we recorded $19.1 million of pre-tax charges associated with the restructuring of the Northern California Foodservice Operations. These charges related to warehouse and facility closures, early terminations of related service and lease agreements and workforce reduction. During the 2003 third quarter, we also recorded a $7.5 million pre-tax gain on sales of certain assets at the Northern California Foodservice Operations, as well as $14.5 million of additional pre-tax charges primarily related to asset impairment, severance obligations and vendor obligations.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities was $50.2 million in the first three quarters of 2003 compared to $42.7 million in the same period of 2002. The increase in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In the first three quarters of 2003, decreases in inventories, trade accounts receivable and prepaid expenses and other current assets and increases in accrued salaries and wages were partially offset by decreased accounts payable and other accrued liabilities.

Net cash provided by investing activities was $29.2 million in the first three quarters of 2003 as opposed to net cash used in investing activities of $36.4 million in the first three quarters of 2002. Such change was primarily due to $38.8 million of net proceeds generated from sale and divestiture of the Florida Operations and the Northern California Foodservice Operations and $17.2 million in proceeds from the sale of the two Florida properties in the variable interest entity, partially offset by the decrease in the sale and disposal of closed and relocated store properties during the first three quarters of 2003, as compared to the prior year’s same period. Additionally, capital expenditure requirements for new and relocated stores decreased $20.1 million, partially offset by the increase of $4.4 million in investments for capitalized software, as compared to the prior year’s same period.

Net cash used in financing activities was $61.5 million in the first three quarters of 2003 compared to $4.4 million used in the first three quarters of 2002. The increase in net cash used in financing activities primarily reflected pay-down on our revolving credit facility (“Credit Agreement”), payoff on a note in connection with an acquisition in 1998 and payments on bank debt and capital leases.

At October 5, 2003, we had cash and cash equivalents of $40.9 million, stockholders’ equity of $206.0 million and debt, excluding capital leases, of $161.8 million. At October 5, 2003, current assets were $218.5 million and current liabilities were $232.3 million. Included in our current liabilities is a $75.0 million obligation under the Credit Agreement which we intend to restructure prior to its expiration in November 2004 (see Bank credit facility, lease facility and other financing activities below.)

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores as well as general working capital requirements. During the first three quarters of 2003, we opened three new stores and relocated five stores. New store growth is planned for the remainder of fiscal 2003. We estimate that new capital expenditures, including investment in capitalized software, for 2003 will aggregate approximately $35.2 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory pension plan covers substantially all of our full time employees, except for those employees of our Foodservice segment. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974. Recent changes in the benefit plan assumptions as well as the funded status of the plan have impacted the funding and expense levels for 2003 and future periods. These changes require increased cash contributions to the plan. During the first three quarters of 2003, we made $8.5 million of contributions.

Bank credit facility, lease facility and other financing activities

In November 2001, we entered into the Credit Agreement with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement, as amended during the third quarter of 2003, is subject to a formula based on the value of eligible accounts receivable, inventory and real properties. As of October 5, 2003, we made pay-downs toward the Credit Agreement, primarily with the proceeds generated from the sale and divestiture of the Florida Operations and the Northern California Foodservice Operations. These pay-downs are treated as permanent reductions to the amount available. As a result, the remaining commitment under the Credit Agreement was $127.8 million at October 5, 2003. At October 5, 2003, $75.0 million of revolving loan and $4.8 million of letters of credit were outstanding and the remaining availability based on the formula was $34.3 million.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Under FASB Interpretation No. 46, the Lease Agreement, as it is currently structured, is considered a variable interest entity and subject to consolidation. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA, Inc. (“Casino USA”), which owned 55.8 percent of our common stock at October 5, 2003. In the second quarter of 2003, Casino USA increased its share of participation in financing of the variable interest entity from $16.1 million to $20.1 million by acquiring the equity interest in the variable interest entity from a third party. The total Casino USA participation of $20.1 million is presented as “Notes payable to affiliate” in the consolidated balance sheet at October 5, 2003. Subsequent to October 5, 2003, Casino USA increased its share of participation to $33.2 million by acquiring debt interests in the variable interest entity from a third party. The Lease Agreement as amended, with a value of $86.8 million and an interest rate of 9.07 percent, currently provides for the financing of two distribution facilities and 14 store locations, and additionally holds $14.3 million of available funds as of October 5, 2003. The $14.3 million of available funds was generated through the sale of a Florida distribution facility and a Florida store property during the process of sale and divestiture of the Florida Operations. As of October 5, 2003, the Lease Agreement was amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

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

As of December 29, 2002, we were not in compliance with certain of these financial covenants. In February 2003, we obtained waivers of non-compliance as of December 29, 2002 and an amendment of certain covenants for the first quarter of 2003. Our obligation under the Credit Agreement was classified as a current liability in our consolidated balance sheet as of December 29, 2002 pending the execution of an amended Credit Agreement. In July 2003, we obtained waivers of non-compliance and amendments on certain covenants through November 4, 2003. In October 2003, we negotiated and entered into an amended Credit Agreement and an amended Lease Agreement, which amend the covenants in response to the effects of the sale and divestiture of the Florida Operations and Northern California Foodservice Operations. We are currently in compliance with the amended covenants. The Credit Agreement expires on November 30, 2004, and it is our intention to negotiate and enter into a new Credit Agreement prior to its expiration; accordingly, we have classified our obligation under the Credit Agreement as a current liability in our consolidated balance sheet as of October 5, 2003. The Lease Agreement expires on November 30, 2006, and our obligations under the Lease Agreement have been classified as long-term liabilities. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities.

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have availability under bank credit facilities. We expect to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations and other borrowings and proceeds from the issuance of equity securities. We believe that our sources of funds are adequate to provide for working capital, capital expenditures and debt service requirements for the foreseeable future.

New Accounting Pronouncements

At June 15, 2003, we adopted FASB Interpretation No. 46. The Lease Agreement discussed in Bank credit facility, lease facility and other financial activities above is considered a variable interest entity and subject to consolidation. As a result, the financial statements of this variable interest entity were included in our consolidated financial statements. Before June 15, 2003, the Lease Agreement was accounted for as an operating lease; thus the related fixed assets and lease liabilities were not included in our consolidated balance sheets.

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

As a result of the implementation of Issue No. 02-16, we record the cooperative advertising allowances not representing reimbursement of direct, specific and incremental advertising costs as a reduction of the cost of merchandise purchased. Under the new rules, these allowances will be realized and recorded as a reduction of cost of sales in future periods as the goods are sold. We previously recorded these allowances as a reduction of operating and administrative expenses when received.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in July 2003 had no material impact on our consolidated balance sheet and statement of operations. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. On October 29, 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to noncontrolling interests in subsidiaries included in consolidated financial statements. We will monitor the actions of the FASB and assess the impact, if any, that these actions may have on our financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. During the first three quarters of 2003, other than the adoption of Interpretation No. 46 and EITF Issue No. 02-16, as discussed above, we did not make any other changes in our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. Dollar and Mexican Peso. Our major financial risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of October 5, 2003, our exposure to foreign currency risk was limited.

Interest Rate Risk

Interest rate risk is managed through the use of an interest rate collar agreement to limit the effect of interest rate fluctuations on floating rate debt. The agreement, expiring in November 2004, hedges principal amounts of an aggregate of $70 million and limits the effect of LIBOR fluctuations to interest rate ranges from 5.48 percent to 8.00 percent. This agreement was entered into with a major financial institution thereby minimizing risk of credit loss.

Credit Risk

We are exposed to limited credit risk on trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivables are limited due to the number of customers comprising our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations under Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”) and the equity earnings in its Mexico joint venture. As of October 5, 2003, such exposure was the $5.1 million net investment in Smart & Final Mexico, comprised primarily of its Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic Security Exchange Commission reports. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have also been named as a defendant in a suit filed on April 7, 2003 in the Superior Court of the State of California for the County of Los Angeles. This suit, Perea vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other employees who participate in the commission program in California, alleging that we improperly calculated commission payments. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. We believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim.

In September 2003, we entered into a tentative settlement agreement for the resolution of the aforementioned Camacho and Perea actions. In October 2003, the court consolidated the Camacho and Perea actions and, on October 27, 2003, preliminarily approved the settlement and set a fairness hearing and final court certification of the settlement for January 13, 2004. Under the terms of the settlement, we will pay $7.6 million in cash and $1.5 million in scrip redeemable at our Smart & Final stores. Plaintiff’s attorney fees, costs and administrative expenses will be paid from the settlement amount.

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. The charge is adequate to provide for the preliminarily approved settlement. See Note 4. Other Charges to our consolidated financial statements for further discussion.

We have been named as a defendant in a suit filed on May 24, 2001 in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former non-exempt store employee, on their behalf and on behalf of all non-exempt Smart & Final employees in California alleging that we failed to pay proper overtime compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification has been set for December 11, 2003. We believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course from our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Exhibit

10.29* **	Severance Letter Agreement between Smart & Final Inc. and Robert Schofield dated February 28, 2003 (a portion of this exhibit has been omitted pursuant to a request for confidential treatment being filed with the Securities and Exchange Commission.)

10.30*	Waiver and Amendment Agreement No. 4 dated and effective as of July 11, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc.

10.31*	Fourth Amendment and Waiver to Credit Agreement entered into as of July 11, 2003 by and among BNP Paribas and Smart & Final Inc.

10.32*	Share Purchase Agreement dated as of August 6, 2003 by and between Smart & Final Inc. and American Foodservice Distributors and GFS Holding, Inc. and related exhibits.

10.33*	Asset Purchase Agreement dated as of August 6, 2003 by and among Smart & Final Inc., Smart & Final Stores Corporation, American Foodservice Distributors and GFS Holding, Inc. and GFS Orlando, LLC, and GFS Stores, LLC and related exhibits.

10.34*	Asset Purchase Agreement dated as of August 18, 2003 by and among Port Stockton Food Distributors, Inc. and American Foodservice Distributors and Smart & Final Inc. and SYSCO Corporation and related exhibits.

10.35*	Consent, Waiver, Collateral Release and Amendment Agreement No. 5A dated as of September 3, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc.

10.36*	Fifth Amendment, Waiver and Collateral Release entered into as of September 3, 2003 by and among BNP Paribas and Smart & Final Inc.

10.37*	First Supplement to Consent, Waiver, Collateral release and Amendment Agreement No. 5A dated as of September 5, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc.

10.38*	Asset Purchase Agreement dated as of September 11, 2003 by and between Port Stockton Food Distributors, Inc. and Smart & Final

Stores Corporation and Pacific Fresh Sea Food and related exhibits.

10.39	*	Sixth Amendment and Waiver to Lease Agreement dated as of September 12, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc.

10.40	*	Sixth Amendment and Waiver to Credit Agreement entered into as of September 12, 2003 by and among BNP Paribas and Smart & Final Inc.

10.41	*	Consent, Waiver and Amendment Agreement No. 5B dated as of September 26, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc.

10.42	* **	First Amendment to Severance and Consulting Services Agreement between Smart & Final Inc. and Dennis L. Chiavelli.

10.43	*	Seventh Amendment to Credit Agreement entered into as of October 14, 2003 by and among BNP Paribas and Smart & Final Inc.

10.44	*	Amendment Agreement No. 7 dated as of October 21, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc.

31.1	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Management contracts and compensatory plans, contracts and arrangements of the Company.

(b) Reports on Form 8-K

Date Filed	Item Reported

July 24, 2003	Attaching as an Exhibit a News Release dated July 23, 2003 regarding the earnings of Smart & Final Inc. for the second quarter ended June 15, 2003.

August 7, 2003	Attaching as an Exhibit a News Release dated August 6, 2003 regarding the announcement by Smart & Final Inc. of reaching definitive agreement on sale of Florida Operations.

August 20, 2003	Attaching as an Exhibit a News Release dated August 19, 2003 regarding the announcement by Smart & Final Inc. of selling northern California foodservice assets.

September 11, 2003	Dated September 10, 2003 regarding the progress on sale of Florida Operations.

September 17, 2003	Attaching as an Exhibit a News Release dated September 16, 2003 regarding the announcement by Smart & Final Inc. of completing sale of Florida Operations.

September 18, 2003	Dated September 18, 2003 regarding receiving the consents of lenders on various transactions as a result of the sale of Florida Operations and northern California foodservice assets.

September 25, 2003	Attaching as an Exhibit a News Release dated September 24, 2003 regarding the announcement by Smart & Final Inc. of reaching agreement to dispose California lawsuits concerning managerial compensation.

September 29, 2003	Attaching as an Exhibit a News Release dated September 25, 2003 regarding the announcement by Smart & Final Inc. of the newly appointed president and chief operating officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: November 17, 2003	By:	/s/ RICHARD N. PHEGLEY

Richard N. Phegley Senior Vice President and Chief Financial Officer