Form 10-K
period 2003-12-28
SMART & FINAL INC/DE
filed 2004-03-10
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐.

As of June 15, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $54,636,000 (“non-affiliates” excludes for this purpose executive officers, directors and the registrant’s majority shareholder).

As of March 2, 2004, the registrant had outstanding 29,990,004 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Smart & Final Inc.’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 19, 2004 are incorporated by reference into Parts II & III of this Form 10-K.

SMART & FINAL INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 28, 2003

Forward-Looking Statements

When used in this Annual Report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	increased competitive pressures;

•	deterioration in national or regional economic conditions;

•	interruption and/or inability to obtain adequate supplies of products; and

•	adverse state or federal legislation or regulation that increases the costs of compliance or adverse findings by a regulator with respect to existing operations.

Many of these factors are beyond our control. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in “Item 1. Business - Risk Factors.”

PART I

Item 1. Business

General

Smart & Final Inc. is a Delaware corporation incorporated in 1991 and headquartered in Commerce, California that conducts its business through various subsidiaries. References in this Annual Report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Our predecessors began operations in 1871 in Southern California and pioneered the “cash-and-carry” concept in the wholesale grocery business. We sell food, foodservice products and professional-quality culinary equipment through non-membership warehouse stores and wholesale stores. In 2003, we had total sales of $1.7 billion from continuing operations and at the end of 2003, we had approximately 5,060 employees.

The following table shows the approximate percentage of our sales from continuing operations, accounted for by each major category of items sold during fiscal years 2003 and 2002:

	2003	2002
Grocery (including institutionally packaged and dry food items)	21.4%	21.3%
Dairy, produce, meat and bakery	20.4	20.3
Frozen food	11.3	10.8
Beverage	15.1	14.7
Paper and packaging	13.0	13.4
Equipment and janitorial supplies	9.7	10.2
Sundries and other	9.1	9.3

Total	100.0%	100.0%

Stores

We operated 219 non-membership warehouse grocery stores at fiscal yearend 2003 through our principal subsidiary, Smart & Final Stores Corporation, a California corporation and related entities. These stores operate under the banners “Smart & Final” and “United Grocers Cash & Carry” (“Cash & Carry”).

Our 100 percent-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexican holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operates ten stores in Mexico as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. and the average selling square feet of these stores as of the end of 2003 was 17,654. The Mexico joint venture operations are not consolidated and are reported on the equity basis of accounting.

Our stores offer a consistent selection, averaging approximately 7,500, of food items, supplies and equipment, primarily in institutional sizes and quantities, targeted at small foodservice businesses and other business customer groups. Our Smart & Final stores also attract value-oriented retail customers who prefer to purchase items in larger sizes or quantities. We strategically position our stores in a substantial niche market between membership warehouse clubs and traditional foodservice operators. With an average size of approximately 17,649 square feet, our stores’ smaller footprint enables us to locate a greater number of stores in urban neighborhoods than warehouse club operators, which in turn provides a faster, more convenient shopping experience for our customer.

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

Stores under the Smart & Final banner include 173 stores primarily located in California with others in Arizona and Nevada. Our Cash & Carry stores currently operate 46 stores in Washington, Oregon, northern California and Idaho.

The following is a summary of stores of our continuing operations, by state as of the end of the fiscal years indicated:

	2003	2002	2001	2000	1999
California	167	167	165	160	159
Washington	18	18	18	16	15
Oregon	17	16	16	16	16
Arizona, Idaho and Nevada	17	16	13	12	12

Total	219	217	212	204	202

We continually evaluate the strategic potential and performance of each store and overall market outlook, including consideration of planned new stores within the same market areas to determine if any store should be closed or relocated. During 2003 in the Western United States, we opened four new stores, relocated five stores within their same market area and closed two stores. Additionally, we remodeled nine existing stores. We plan to continue expansion through relocations and remodels of existing stores and new store openings in the Western United States.

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

Product assortment and quality

Each of our stores carries an average of approximately 7,500 assorted food and related items in bulk sizes and quantities. The stores offer customers a wide product selection in a hybrid, retail/wholesale format for our Smart & Final stores and a wholesale only format for our Cash & Carry stores. Our product selection includes grocery, frozen and refrigerated foods, delicatessen products, fresh produce, paper products, janitorial supplies, restaurant equipment, candy, snacks, beverages and party supplies. We evaluate our products regularly based on formalized profitability reviews and identify items that should be added or removed. We believe the size, consistency and depth of our product assortment satisfies our customers’ needs.

Product quality is important for our stores product assortment. Our quality assurance department strives to insure that our high standards are maintained for all signature brands and national brand products.

Signature brand positioning

Our stores sell our signature brands within most merchandise categories, providing a competitive alternative to national brands. We position our signature brands to create brand loyalty and establish an ongoing customer relationship. Furthermore, we believe our customers, both foodservice and household, purchase based on a quality/value/price perception. Our signature brands target leading competitive brands with attention to quality and value. In addition, the margin contribution from signature brands is generally higher than the comparable national brand product.

We significantly enhanced our signature brand positioning during 2003. Two signature brands replaced the previous core Smart & Final brand. We introduced ProPride™ in the third quarter as the professional quality janitorial and cleaning supplies brand. ProValue is the standard grade tier for these products. At the same time, we introduced the three-tiered Chef’s Review™ brand. This brand is comprised of both food and food preparation items, such as equipment & supplies and packaging. Chef’s Review 5 Star products provide premium quality. Chef’s Review 4 Star products are equivalent to leading national brands. Chef’s Review 3 Star products are value-priced standard grade products. The repositioning of these brands allows us to increase our differentiation in the marketplace and to better target our customers needs. There are approximately 1,300 stock keeping units represented by these brands.

In addition to ProPride and Chef’s Review, we also actively market our complete selection of signature brands. The Montecito® line of Hispanic products and the La Romanella® line of Italian products represent signature brands designed to reach niche ethnic markets while enhancing our core products. Other key signature brands include First Street Deli™, a full line of delicatessen products, First Street Butcher Shop™ meats and First Street Dairy™, which includes milk and other dairy products. Snack’rs® is a full line of salty snacks while Tradewinds™ spices has a new look for its selection of specialty seasonings. Bay Harbor® features a wide variety of frozen fish and seafood products.

The three signature brands introduced in 2002 included Ambiance®, a complete coffee and hot beverage program; Davis Lay™ produce and Signature Bakeries, a full line of baked goods. We plan to develop additional signature brands and brand enhancements in 2004.

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

Store design and size

Our stores are designed as convenient warehouse stores dedicated to easing the shopping experience. For the last three years, new and relocated stores have ranged from 15,000 to 28,000 square feet. Our stores are organized into dry grocery, beverages, frozen foods, dairy/deli, janitorial, equipment and supplies, candy, snacks, party supplies and other departments. In addition, prototype designs are improved continually to enhance traffic flow, space utilization, departmentalization, adjacencies of merchandise, and overall visual appeal without diluting the convenient warehouse image.

Operations

Procurement

We believe our purchasing policies and procedures result in costs that are comparable to other companies purchasing similar quantities and types of merchandise. Service level goals and investment buying strategies are integrated to the purchasing program.

Our Smart & Final stores continually utilize the efficiencies provided by cooperative buying organizations to facilitate low cost purchasing. These buying alliances supplement the normal buying activities of each distribution center. We strive to maintain close working relationships with our major suppliers to reduce product and distribution costs. During 2003, we bought from approximately 1,800 different suppliers. In 2003, we negotiated several national procurement agreements with suppliers, which reduced costs and increased merchandise margins.

Our Cash & Carry stores buy the majority of their products through a service agreement with Unified Western Grocers, Inc. (“UWG”), a grocery cooperative located in Portland, Oregon. During 2003, we entered into a new service agreement with UWG. Cash & Carry stores purchased approximately 81 percent of their product requirements from UWG under the new agreement. This service agreement with UWG expires in November 2005.

We have not had any significant difficulties in the past, and do not expect any difficulties in the future, in obtaining products from suppliers or distributors.

Distribution

We support 173 Smart & Final stores in California, Arizona and Nevada and ten Smart & Final Mexico stores from a 445,000 square foot distribution center in Commerce, California. Our Commerce distribution center operates a fleet of 42 tractors and 172 trailers that are either owned or leased. We increase the efficiency of our fleet by filling outbound trucks to capacity and utilizing 60 percent of the fleet for a backhaul program for inbound deliveries.

The 46 Cash & Carry stores in the Pacific Northwest are primarily served through a service agreement with UWG.

Other methods of distribution to our stores include service agreements with outside freezer facilities for distribution of frozen and deli products, service agreements with third party carriers for deliveries to northern California Smart & Final stores, and direct shipments from suppliers to the stores that include mostly soda, dairy and produce.

We utilize computerized inventory management systems, radio frequency technology, and integrated labor management systems in our warehouses.

Competition

We participate in the dynamic and highly competitive domestic food distribution industry. Our competitors include

•	membership and non-membership warehouse stores;

•	wholesale distributors; and

•	supermarkets, supercenters and other retailers.

Many of our competitors have greater geographical diversity and financial, distribution, marketing and other resources.

Our two major warehouse store competitors are Costco Wholesale Corporation and the SAM’s Club division of Wal-Mart Stores, both of which require membership. The warehouse stores industry has experienced intense price competition, product innovation and rapid store growth over the past several years. We believe that we compete effectively with membership warehouse stores by offering a broader and more consistent foodservice assortment, more convenient shopping facilities and locations, a high level of customer service and competitive pricing.

The traditional wholesale foodservice distribution market, in which our Smart and Final and Cash & Carry stores operate and sell to commercial customers, is very competitive and highly fragmented. Competition in this sector may come from national wholesale distributors such as Sysco Corporation, Performance Food Group, the U.S. Foodservice division of Ahold USA and many smaller, regional distributors and independent wholesalers.

Competition from supermarket chains continues to increase as such chains emphasize price, service and convenient locations, while widening their assortment of goods, lowering prices and increasing promotions to more effectively compete with warehouse stores and supercenters.

Management Information Systems

We have made substantial investments in new systems during the past several years, and expect to continue to invest in business technology as a means to enhance our competitive position.

Our investment focus is on operational systems, specifically supply chain and pricing systems, in addition to reporting systems across all lines of the business. We expect these new systems will help increase profitability, better position our pricing strategy and focus on the most important needs of customers while enabling us to be more efficient and responsive to current business trends.

Our purchasing system enables buyers to manage turnover, buy inventory efficiently, achieve targeted gross margin objectives, track rebates and allowances by vendor, and maintain targeted service levels. The merchandising system enables store assortment to be customized to the needs and characteristics of individual market areas, maximizes gross margin return on investment by item and product category and increases inventory turn. The pricing systems allow the assortment to be managed in accordance with the marketplace. The distribution system manages warehouse inventories and store order selection and measures enterprise labor productivity. We believe our efforts that focused on the point of sale systems and the timely availability of detailed transactional data have established us as a leader in the customer information management arena. These systems will allow us to address individual customer’s needs, improve margin and react to both cost and market changes.

Human Resources

We strongly emphasize career development and retention of our employees. We strive to maintain the culture of a highly focused and innovative organization that maximizes employee productivity and contributions. We actively recruit and offer training opportunities to employees in order to develop qualified candidates for managerial positions as vacancies occur.

Employee training and development programs through our own training facilities encompass all levels of store operations, from entry through management, and emphasize merchandising techniques and customer service goals to ensure top employee quality and productivity. We reward superior performance and motivate employees with incentive pay and stock option programs. Stores managers and employees receive periodic or annual bonuses based on the achievement of specific operating goals and employees at the distribution centers receive productivity incentives.

Approximately 100 hourly employees employed by 18 Cash & Carry stores are covered by a labor contract with the International Brotherhood of Teamsters.

At the end of fiscal year 2003, we employed approximately 5,060 employees, including 4,660 at Smart & Final stores and 400 at Cash & Carry stores. About two-thirds of our employees are part-time employees. We consider our relations with our employees to be good.

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

Discontinued Operations

During the third quarter of 2003 we completed the sale and divestiture of our broadline foodservice operations in Florida and northern California and our Florida stores businesses.

Risk Factors

Competition

We operate in the highly competitive warehouse grocery stores industry. If we fail to successfully respond to competitive pressures in this industry, or to effectively implement our strategies to respond to these pressures, our operating results may be negatively affected. Many of our competitors have greater financial, distribution, marketing and other resources. Heightened competition among our suppliers, increased shopping alternatives and trends toward vertical integration could create additional competitive pressures. These factors could result in price reductions, reduced sales and margins or loss of market share, any of which could negatively impact our results of operations.

Susceptibility to changes in business and economic conditions

We operate in an industry characterized as high sales volume and low profit margin, which is sensitive to national and regional business and economic conditions. We cannot fully foresee the changes in business and economic conditions, which may result from domestic reasons or foreign unrest. Our profitability is dependent on sales growth and control over merchandise, distribution and occupancy costs and operating and administrative expenses.

Changes in legislation or regulation

Changes in legislation and regulations related to accounting standards, taxation laws, labor laws, environmental laws and the sale and distribution of food products may have a material impact on our financial condition or results of operations.

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

Unforeseen claims and litigation matters

We may face various claims and litigation in the future and if proven the impact may be serious. These claims could arise from 1) our employees, including wage disputes, discrimination, working condition and work-related injuries; 2) our customers, including problems with the quality, safety or integrity of the food products we sell; 3) governments for non-compliance of legislation and regulations; and 4) our suppliers for non-compliance of any purchase agreement. Any of these events could result in significant costs, loss of customers and/or could harm our ability to market and sell our food and related products.

Debt and capital resources

Our bank credit facility and lease facility contain financial covenants and other restrictions that limit our operating flexibility. Our bank credit facility expires on November 30, 2004 and our lease facility expires on November 30, 2006. We intend to negotiate and enter into a new bank credit facility prior to its expiration during 2004. If we are unable to comply with these covenants and restrictions and unable to negotiate and enter into a new bank credit facility, we may be required to seek alternative means of financing such obligations. If we are unable to generate sufficient cash flows to service our debt and lease obligations, or if future borrowings or equity financing are not available to us for the payment or refinancing of our debt, our operating results may be adversely impacted.

Website

Our website on the World Wide Web, http://www.smartandfinal.com, enables online purchases and provides company information, menus, recipes and general tips on cooking and entertaining. Our website features a catalog of professional-quality kitchen equipment and supply items; janitorial, maintenance and safety supplies; and a broad assortment of Tradewinds™ spices for sale online. Customers also can locate their nearest store and view current product specials, sample menus and recipes for entertaining and review our history, financial information and job opportunities.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We also make available free of charge, or through our Internet website http://www.smartandfinal.com, these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC:

•	Annual Report on Form 10-K,

•	Quarterly Reports on Form 10-Q,

•	Current Reports on Form 8-K, and

•	If applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act.

Item 2. Properties

As of fiscal yearend 2003, our Stores segment leased 158 store properties directly from third party lessors and had eight stores on real property that is ground leased from third party lessors. These leases had an average remaining lease term of eight years as of fiscal yearend 2003. At yearend, we leased 14 store properties under a lease agreement described below. The remaining 53 store properties are owned.

We occupy a 445,000 square foot distribution facility in Commerce, California that is leased under the lease agreement described below. We maintain our headquarters in an 81,000 square foot leased facility in Commerce, California.

We plan to continue to lease properties, but also may elect to own some of the new stores on an interim or permanent basis. We have a lease facility that covers the lease of 14 store locations, the central distribution facility in Commerce, California and another distribution facility in northern California that is currently inoperative. The total value under this lease facility aggregates $86.8 million. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a further discussion of this lease facility.

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

In September 2003, we entered into a tentative settlement agreement for the resolution of the Camacho and Perea actions. In October 2003, the court consolidated the Camacho and Perea actions and, on October 27, 2003, preliminarily approved the settlement and set a fairness hearing and final court certification of the settlement for January 13, 2004. This court date was subsequently deferred to February 24, 2004. The final approval hearing for the Camacho and Perea actions was heard and granted by the court on February 26, 2004. Under the terms of the settlement, we will pay into the settlement fund $7.6 million in cash and $1.5 million in scrip redeemable at our Smart & Final stores. Plaintiff’s attorney fees, costs and administrative expenses will be paid from the settlement amount. In addition, we will pay our own attorney fees and certain other expenses.

We have been named as a defendant in a suit filed on May 24, 2001 in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former non-exempt store employee, on their behalf and on behalf of all non-exempt Smart & Final employees in California alleging that we failed to pay proper overtime and other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We are pursuing our legal remedies at both the appellate and trial court levels. We believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim.

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. This charge was adjusted in the fourth quarter to reflect our current assessment of the ultimate resolution of the above-named actions. See Note 3 to “Notes to Consolidated Financial Statements - Litigation and Other Charges” for further discussion.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders for a vote during the quarter ended December 28, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol SMF. As of March 2, 2004, there were approximately 320 registered holders of the common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $11.45. The following table sets forth the high and low sales prices of the common stock as reported on the NYSE composite tape for the periods indicated.

	High	Low
First Quarter of 2002	$10.88	$8.85
Second Quarter of 2002	10.47	7.50
Third Quarter of 2002	8.40	3.86
Fourth Quarter of 2002	6.24	4.25
First Quarter of 2003	5.43	3.66
Second Quarter of 2003	5.16	3.30
Third Quarter of 2003	7.20	4.45
Fourth Quarter of 2003	10.15	5.75

Dividends

The declaration and payment of dividends is subject to the discretion of our Board of Directors, and there can be no assurance whether or when dividends will be paid in the future. We have not paid dividends since the payment of the fourth quarter 1998 dividend paid on January 29, 1999. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information concerning the dividend restrictions under our bank credit facility and lease facility.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Part II, Item 5 of Form 10-K is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 19, 2004. We intend to file the Proxy Statement not later than 120 days after our last fiscal yearend. If the Proxy Statement is not filed with the SEC within such 120-day period, the items comprising the Part II, Item 5 information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

Item 6. Selected Financial Data

The information below is only a summary and should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements contained elsewhere in this Annual Report. Amounts may not aggregate due to rounding.

(In thousands, except per share and other operational data)

	Fiscal Year (A)
	2003	2002	2001	2000	1999
Income Statement Data:
Sales	$1,730,114	$1,572,320	$1,493,986	$1,420,740	$1,343,501
Gross margin	297,008	248,627	241,698	221,915	199,162
Income from operations	37,590	46,745	49,369	41,340	39,164
Interest expense, net	15,508	12,240	12,426	13,324	17,909
Income from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change	22,082	34,505	36,943	28,016	21,255
Discontinued operations, net of tax	(68,535)	(14,925)	(11,906)	(10,839)	(8,077)
Net (loss) income	(60,239)	6,849	12,029	9,557	5,376
Earnings per common share, assuming dilution, from continuing operations	0.46	0.74	0.81	0.62	0.53
Loss per common share, assuming dilution, from discontinued operations	(2.30)	(0.51)	(0.40)	(0.29)	(0.32)
Cumulative effect of accounting change per common share, assuming dilution	(0.18)	—	—	—	—
(Loss) earnings per common share, assuming dilution	(2.02)	0.23	0.41	0.33	0.20
Weighted average diluted common shares outstanding	29,777	29,527	29,660	29,244	26,321	(C)

Financial Data (at fiscal yearend):
Total assets	$595,525	$621,057	$631,124	$580,351	$580,976
Long-term debt and capital leases, excluding current maturities (B)	91,180	5,314	139,373	35,086	156,739
Stockholders’ equity	213,577	271,535	271,581	261,499	251,568	(C)

Other Operational Data (B):
Comparable store sales growth	8.8%	3.4%	3.8%	5.4%	4.7%
Stores at fiscal yearend	219	217	212	204	202
Total retail square footage at fiscal yearend (thousands)	3,870	3,771	3,632	3,422	3,364
Sales per selling square foot	$452	$423	$420	$419	$401
Store customer transactions (thousands)	43,941	40,747	38,360	36,818	35,800
Employees at fiscal yearend	5,060	4,590	4,450	4,210	3,850

(A)	For all years, 52 weeks. Certain amounts have been reclassified to conform to the 2003 current-year presentation. Such reclassification had no effect on the net income (loss) or shareholders’ equity as previously reported.
(B)	Amounts reflect continuing operations data only. Other Operational Data does not include data related to the Mexico joint venture.
(C)	6,496,000 common shares were issued during the equity offering in June 1999 and increased stockholders’ equity by $57.9 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a summary of our operating results to provide you with an overview of our financial performance for fiscal year 2003. This is followed by a discussion of the specific accounting changes that impacted our results. Thereafter, we discuss our results of operations activities for fiscal year 2003 compared to fiscal year 2002, and for fiscal year 2002 compared to fiscal year 2001. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 24, we discuss the impact of inflation on our business, new accounting pronouncements, and the assumptions and judgements incorporated in our reported financial statements.

MD&A should be read in conjunction with the other sections of this Annual Report, including “Item 1. Business”; “Item 6. Selected Financial Data”; and “Item 8. Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be materially affected by the uncertainties and risk factors described throughout this Annual Report and particularly in the Risk Factors section of “Item 1. Business.”

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Summary

Income from continuing operations was $13.6 million, or $0.46 per diluted share, for fiscal year 2003, compared to $21.8 million, or $0.74 per diluted share for fiscal year 2002 and $23.9 million, or $0.81 per diluted share for fiscal year 2001. Included in income from continuing operations for 2003 was a $13.8 million pre-tax charge ($8.3 million net of tax, or $0.28 per diluted share) related to reserves for litigation and financing fees and costs.

We reported a net loss of $60.2 million, or $2.02 per diluted share, for 2003, compared to net income of $6.8 million, or $0.23 per diluted share, for 2002 and net income of $12.0 million, or $0.41 per diluted share for 2001. Contributing to the net loss for 2003 was the loss from discontinued operations of $68.5 million, net of tax, the $5.3 million charge, net of tax, related to the cumulative effect of a change in accounting principle to adopt Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” and the aforementioned $8.3 million, net of tax, charge related to reserves for litigation and financing fees and costs.

Accounting Changes

The consolidated statements of operations for 2003 included a $5.3 million, net of tax, or $0.18 per diluted share, cumulative effect of a change in accounting principle, representing the cumulative amount of depreciation and interest expense, in excess of the rental income of the variable interest entity, as a result of adopting FIN No. 46 as of June 15, 2003.

Beginning in 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” As a result of the implementation of Issue No. 02-16, cooperative advertising allowances not representing reimbursement of direct, specific and incremental advertising costs have been recorded as a reduction of the cost of merchandise purchased. Prior to 2003, these allowances were recorded as a reduction of operating and administrative expenses.

Results of Operations

The following table shows, for the fiscal years indicated, certain condensed consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Fiscal Year
	2003	2002	2001
Sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	82.8	84.2	83.8

Gross margin	17.2	15.8	16.2
Operating and administrative expenses	14.2	12.8	12.9
Litigation and other charges	0.8	—	—

Income from operations	2.2	3.0	3.3
Interest expense, net	0.9	0.8	0.8

Income from continuing operations before income tax provision	1.3	2.2	2.5
Income tax provision	(0.5)	(0.9)	(0.9)
Equity earnings in unconsolidated subsidiary	—	0.1	0.1

Income from continuing operations	0.8	1.4	1.6
Discontinued operations, net of tax	(4.0)	(0.9)	(0.8)

(Loss) income before cumulative effect of accounting change	(3.2)	0.4	0.8
Cumulative effect of accounting change (variable interest entity), net of tax	(0.3)	—	—

Net (loss) income	(3.5)%	0.4%	0.8%

Sales

Sales from continuing operations were $1,730.1 million in 2003, $1,572.3 million in 2002 and $1,494.0 million in 2001. Historically, sales have followed a seasonal pattern in which first quarter sales tend to be the weakest. Third quarter sales are comparatively high because the third quarter includes four four-week periods, whereas the other quarters include three four-week periods.

The following table sets forth the growth in sales and transaction sizes from continuing operations for fiscal years 2003, 2002 and 2001:

	2003	2002	2001
Sales growth	10.0%	5.2%	5.2%
Same store sales growth	8.8%	3.4%	3.8%
Same store transaction sizes	$39.40	$38.75	$38.96

Sales increased in 2003 primarily due to the very strong same store sales growth of 8.8 percent. We estimate that approximately $50.0 million in incremental sales resulted from the strike and lockout between the United Foods and Commercial Workers Union and the three major grocery chains in Southern California. This labor action commenced early in the 2003 fourth quarter and was settled at the end of February 2004. Excluding the estimated impact of the strike-related incremental sales, we estimate that our 2003 same store sales would have increased by 5.5 percent, which represents a significant increase over the 3.4 percent same store sales increase realized in 2002. We estimate that sales at approximately 105 of our 219 stores were positively impacted by the labor actions. Sales increases for all the reporting years are also attributable to new and relocated stores and strong same store sales.

Stores opened, relocated and closed in our continuing operations during 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Beginning store count	217	212	204
New stores	4	7	9
Stores relocated	5	2	2
Stores closed or relocated	(7)	(4)	(3)

Ending store count	219	217	212

Gross margin

Gross margin from continuing operations increased $48.4 million to $297.0 million, and as a percentage of sales, increased from 15.8 percent in 2002 to 17.2 percent in 2003. The $48.4 million increase in gross margin was primarily the result of the sharp increase in sales and the effects of adopting two new accounting pronouncements in 2003. The increase in gross margin as a percentage of sales was primarily due to the effects of adopting two new accounting pronouncements, improved merchandise margins and lower inventory shrink, partially offset by increased distribution costs.

As a result of adopting FIN No. 46 as of June 15, 2003, we recorded approximately $4.2 million of costs as interest expense in the second half of 2003 that prior to adoption, were recorded in cost of sales as rental expense. In addition, pursuant to FIN No. 46, we recorded in 2003 approximately $0.7 million of depreciation expense in cost of sales that previously was not recorded. When compared to 2002, the net effect of FIN No. 46 to 2003 was to increase the gross margin from continuing operations as a percentage of sales by 0.2 percent.

As a result of adopting EITF Issue No. 02-16, the cooperative advertising allowances for 2003 of approximately $13.7 million were recorded as a reduction of cost of sales, which contributed approximately 0.8 percent of the 1.4 percent increase in gross margin as a percentage of sales.

Gross margin from continuing operations increased $6.9 million from $241.7 million in 2001 to $248.6 million in 2002, and as a percentage of sales, decreased from 16.2 percent in 2001 to 15.8 percent in 2002. The decrease in gross margin as a percentage of sales was primarily due to the increased occupancy costs as a result of the increased number of new and relocated stores opened during 2002 and 2001 and increased inventory loss reported in the early part of 2002.

Operating and administrative expenses

Operating and administrative expenses from continuing operations for 2003 were $245.6 million, up $43.7 million, or 21.6 percent, over 2002. These expenses as a percentage of sales increased from 12.8 percent in 2002 to 14.2 percent in 2003. This percentage of sales increase was primarily due to the increased fringe benefit and compensation costs, information system integration expenses, legal expenses and the accounting impact of adopting EITF Issue No. 02-16 partially offset by decreased utility costs. Approximately $13.7 million of cooperative advertising allowances were recorded as a reduction of cost of sales in 2003 as a result of the adoption of EITF Issue No. 02-16. In 2002, these allowances, in the amount of $13.0 million, or 0.8 percent of Stores’ sales, were recorded as a reduction of operating and administrative expenses.

Operating and administrative expenses from continuing operations for 2002 were $201.9 million, up $9.6 million, or 5.0 percent, over 2001. These expenses as a percentage of sales decreased slightly from 12.9 percent in 2001 to 12.8 percent in 2002 primarily due to decreased performance-based compensation partially offset by increased store expenses for labor, fringe benefits, utilities and marketing.

Litigation and Other Charges

For 2003, we recorded a $13.8 million pre-tax charge related to reserves for litigation and financing fees and costs.

Interest expense, net

Interest expense, net increased $3.3 million, or 26.7 percent, from $12.2 million recorded in 2002 to $15.5 million in 2003 primarily due to the adoption of FIN No. 46 and the recording of $4.2 million of interest expense that prior to adoption, was reflected as rental expense in cost of sales. This increase was partially offset by lower interest expense on bank debt. At 2003 yearend, the outstanding balance of our bank credit facility was $60.0 million as compared to $130.0 million at 2002 yearend.

Interest expense, net decreased by $0.2 million in 2002 from $12.4 million in 2001 due to the decreased average interest rates partially offset by the higher average outstanding debt levels.

Income tax provision

Income tax expense in 2003, 2002 and 2001 relating to continuing operations was $9.2 million, $13.6 million and $14.1 million, respectively. The effective tax rate was 41.8 percent for 2003, 39.5 percent for 2002 and 38.3 percent for 2001.

Equity earnings in unconsolidated subsidiary

Smart & Final Mexico owns a 50 percent interest in a Mexico joint venture that operates ten stores in Mexico and produced $0.7 million in equity earnings in 2003, $0.9 million in 2002 and $1.1 million in 2001. This Mexico joint venture opened three new stores during the last three years.

Discontinued Operations

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”). During the third quarter, the transactions were completed and the Florida Operations were sold and divested. During the third quarter of 2003, we also announced and completed the sale of our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”). We retained certain residual assets and liabilities in conjunction with the sale transactions and divestitures of the Florida Operations and the Northern California Foodservice Operations. In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations in our consolidated financial statements and in the related discussions and comparisons between current and prior fiscal years.

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented, in thousands except per diluted share values. Totals of per diluted share value may not aggregate due to rounding.

	2003	2002	2001
Sales	$305,472	$443,663	$452,737

Pre-tax loss from operations	$(44,018)	$(24,801)	$(19,705)
Pre-tax loss on sale and divestiture	(57,375)	—	—
Income tax benefit	32,858	9,876	7,799

Net loss from discontinued operations	$(68,535)	$(14,925)	$(11,906)

	2003	2002	2001
Per diluted share:
Pre-tax loss from operations	$(1.48)	$(0.84)	$(0.66)
Pre-tax loss on sale and divestiture	(1.93)	—	—
Income tax benefit	1.10	0.33	0.26

Net loss from discontinued operations	$(2.30)	$(0.51)	$(0.40)

Pre-tax loss from discontinued operations does not include allocation of corporate overhead or costs. The net pre-tax loss on sale and divestiture was determined based on the excess or shortfall of sale prices, net of related transaction expenses, over the carrying amounts of net assets sold and other divestiture charges.

During 2003, we recorded a pre-tax loss of $53.6 million on the sale and divestiture of the Florida Operations, including a $46.8 million pre-tax loss recorded in the second quarter and an additional $6.8 million of pre-tax charges in the second half of 2003, primarily associated with the termination of certain lease obligations and severance obligations related to the Florida stores business. Under separate sale agreements with the buyer of the Florida Operations, two Florida properties of the variable interest entity discussed in Note 4 to “Notes to Consolidated Financial Statements - Accounting Changes,” were sold to the buyer in addition to the Florida Operations. The sale of these two Florida properties resulted in a pre-tax gain of $4.1 million in 2003 and was included in the pre-tax loss on sale and divestiture in the above table.

During the 2003 second quarter, we recorded $19.1 million of pre-tax charges associated with the restructuring of the Northern California Foodservice Operations. These charges were reflected in pre-tax loss from operations in the above table and included $6.3 million of impairment loss on long-lived assets related to warehouse and facility closures, $5.8 million of early terminations of related warehouse service and lease agreements, $5.9 million of goodwill written off and a $1.1 million provision for workforce reductions. In the 2003 third quarter, we recorded a $7.5 million pre-tax gain on sales of certain assets of the Northern California Foodservice Operations. We have also recorded $15.4 million of additional pre-tax charges primarily related to asset impairment, severance obligations and vendor obligations.

The pre-tax loss from operations for the Florida Operations and the Northern California Foodservice Operations was $44.0 million for 2003, $24.8 million for 2002 and $19.7 million for 2001. The increase in pre-tax loss for 2003 and 2002 as compared to the pre-tax loss for 2001 is primarily due to declining sales and gross margins rates and the $19.1 million pre-tax charges associated with the restructuring of the Northern California Foodservice Operations described above.

Liquidity and Capital Resources

Cash flows and financial position

Net cash provided by operating activities from continuing operations was $89.5 million in 2003 compared to $58.0 million in 2002 and $51.7 million in 2001. The increase in cash provided by operating activities from continuing operations reflects our operating performance and the timing of receipts and disbursements. In 2003, accounts payable increased by $20.5 million, primarily in the fourth quarter, due to the increased purchases as a result of the increased sales attributable to the labor action in southern California. This increase was partially offset by the increase in prepaid expenses and other current assets, including the income tax refund receivable attributable to the loss from the sale and divestiture of our discontinued operations. Accrued salaries and wages increased and accounts receivable decreased. Net cash used in operating activities from discontinued operations was $4.6 million in 2003.

Net cash used in investing activities from continuing operations was $32.2 million in 2003 compared to $35.5 million in 2002 and $36.0 million in 2001. In 2003, capital expenditure requirements for new and relocated stores decreased $18.1 million as compared to 2002 and $12.9 million as compared to 2001. The decrease as compared to 2002, was partially offset by the $9.2 million increase in investments in capitalized software related to a system integration project and the $5.8 million decrease in the sale and disposal of closed and relocated store properties during 2003. Net proceeds from divestitures of $37.9 million reflected net proceeds generated from sale and divestiture of the Florida Operations and the Northern California Foodservice Operations. Net cash provided by investing activities from discontinued operations in 2003 was primarily related to the $14.3 million proceeds from the sale of the two Florida properties in the variable interest entity.

Net cash used in financing activities from continuing operations was $76.8 million in 2003 compared to $3.7 million used in 2002 and $15.2 million provided by financing activities in 2001. The increase in net cash used in financing activities during 2003 as compared to 2002 primarily reflected the $70.0 million pay-down on our revolving credit facility (“Credit Agreement”) and $5.0 million payoff on a note in connection with the acquisition of Cash & Carry in 1998 and other payments on bank debt and capital leases.

At December 28, 2003, we had cash and cash equivalents of $50.9 million, stockholders’ equity of $213.6 million and debt, excluding capital leases, of $146.8 million. At December 28, 2003, current assets were $238.3 million and current liabilities were $225.1 million. Included in our current liabilities is a $60.0 million obligation under the Credit Agreement, which we intend to restructure prior to its expiration in November 2004 (see “Bank credit facility, lease facility and other financing activities” below.)

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware as well as general working capital requirements. During 2003, we opened four new stores and relocated five stores. New store growth and store remodeling are planned for the future years. We estimate the new capital expenditures, including investment in capitalized software, for 2004 will aggregate approximately $37 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory pension plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974. Recent changes in the benefit plan assumptions as well as the funded status of the plan have impacted the funding and expense levels for 2003 and future periods. These changes require increased cash contributions to the plan. We made $11.0 million of contributions to the plan during 2003 and estimate that the cash contribution for 2004 will be approximately $8.3 million.

Bank credit facility, lease facility and other financing activities

In November 2001, we entered into the Credit Agreement with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement, as amended during the third quarter of 2003, is subject to a formula based on the value of eligible accounts receivable, inventory and real properties. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. During 2003, we made pay-downs toward the Credit Agreement, primarily with the proceeds generated from the sale and divestiture of the Florida Operations and the Northern California Foodservice Operations. These pay-downs are treated as permanent reductions to the amount available. As a result, the remaining commitment under the Credit Agreement was $127.8 million at December 28, 2003. At December 28, 2003, $60.0 million of revolving loan and $5.6 million of letters of credit were outstanding and the remaining availability based on the formula was $49.1 million.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Under FIN No. 46, the Lease Agreement, as it is currently structured, is considered a variable interest entity and subject to consolidation. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA, Inc. (“Casino USA”), which owned 55.8 percent of our common stock at December 28, 2003. In 2003, Casino USA increased its share of participation in financing of the variable interest entity from $16.1 million to $33.2 million by acquiring $4.0 million equity interest and $13.1 million debt interests in the variable interest entity from various third parties. The total Casino USA participation of $33.2 million is presented as “Notes payable to affiliate” in the consolidated balance sheet at December 28, 2003. The Lease Agreement as amended, with a value of $86.8 million and an interest rate of 9.07 percent, currently provides for the financing of two distribution facilities and 14 store locations, and additionally holds $14.4 million of available funds as of December 28, 2003. The $14.4 million of available funds was generated through the sale of a Florida distribution facility and a Florida store property during the process of sale and divestiture of the Florida Operations. As of December 28, 2003, the Lease Agreement was amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

Borrowings under both the Credit Agreement and the Lease Agreement are collateralized by a security interest in our receivables, inventory and fixed assets.

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

As of December 29, 2002, we were not in compliance with certain of these financial covenants. In February 2003, we obtained waivers of non-compliance as of December 29, 2002 and an amendment of certain covenants for the first quarter of 2003. Our obligation under the Credit Agreement was classified as a current liability in our consolidated balance sheet as of December 29, 2002 pending the execution of an amended Credit Agreement. In July 2003, we obtained waivers of non-compliance and amendments on certain covenants through November 4, 2003. In October 2003, we negotiated and entered into an amended Credit Agreement and an amended Lease Agreement, which amend the covenants in response to the effects of the sale and divestiture of the Florida Operations and Northern California Foodservice Operations and the consolidation of the variable interest entity related to the Credit Agreement. We are currently in compliance with the amended covenants.

The Credit Agreement expires on November 30, 2004, and accordingly, we have classified our obligation under the Credit Agreement as a current liability in our consolidated balance sheet as of December 28, 2003. However, it is our intention to negotiate and enter into a new Credit Agreement prior to its expiration. The Lease Agreement expires on November 30, 2006, and our obligations under the Lease Agreement have been classified as long-term liabilities. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities. See “Item 1. Business – Risk Factors” for additional information regarding the risks associated with our debt and capital resources.

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

Contractual obligations

The following table sets forth our future payments due by period of our contractual obligations, in thousands:

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt	$146,809	$60,140	$86,669	$—	$—
Capital lease obligations	7,717	2,337	3,216	1,393	771
Operating leases	313,484	33,151	61,283	54,448	164,602
Other long-term obligations	20,026	10,064	5,421	3,272	1,269

Total contractual obligations	$488,036	$105,692	$156,589	$59,113	$166,642

Purchase orders or contracts for the purchase of goods for resale in our stores and other goods and services are not included in the table above. We are not able to reasonably determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of goods for resale in our stores or other goods and services that exceed our expected requirements or that are not cancelable on short notice.

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

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Generally, under this guidance, vendor funded coupons that can be redeemed broadly across companies, “manufacturers’ coupons,” should be considered revenue, and vendor funded coupons that are unique to a specific retailer, “in-house coupons,” should be considered a reduction of cost of goods sold. We have historically recognized manufacturers’ coupons as revenue and have recognized in-house coupons as a reduction of cost of goods sold.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumptions or estimates, could show materially different results on our financial condition and results of operations. The following are considered our most critical accounting policies that, under different conditions or using different assumptions or estimates, could show materially different results on our financial condition and results of operations.

Allowance for doubtful accounts

We evaluate the collectibility of accounts receivable and determine the appropriate reserve for doubtful accounts based on analysis of historical trends of write-offs and recoveries on various levels of aged receivables. When we become aware of the deteriorated collectibility of a specific account, additional reserves are made to reduce the net recognized receivable to the amount reasonably expected to be collectible or zero. When the specific account is determined uncollectible, the net recognized receivable is written off in its entirety against such reserves.

Inventory

We record our inventories at the lower of FIFO (first-in, first-out) cost or market method. Approximately 74 percent of our inventories are held at the stores and the remaining 26 percent are held in our various warehouse locations. These inventories are subject to frequent periodic counting. Losses, including theft, damages and other casualties are written off when identified. Reserves for inventory losses are provided based on analysis of historical trends including the results from the most recent periodic counting. We evaluate the adequacy of these reserves every four-week period.

Goodwill

SFAS 142, “Goodwill and Other Intangible Assets,” requires that we test goodwill for impairment based on a comparison of fair values to the carrying values of our reporting units. The determination of fair values of reporting units involves the use of assumptions and estimates such as the future performance of the operations of the reporting units and discount rates for determining the current values of expected future cash flows. Any change in these assumptions and estimates may cause the fair values of our operating units to decrease significantly and hence affect our results of operations or financial condition.

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

Retirement benefit plans

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. dollar and Mexican Peso. Our financial risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of 2003 yearend, our exposure to foreign exchange rates was limited.

Interest rate risk is managed through the use of an interest rate collar agreement to limit the effect of interest rate fluctuations on principal amounts of an aggregate of $45 million in floating rate debt. This agreement was entered into with a major financial institution thereby minimizing risk of credit loss. See Note 5 to “Notes to Consolidated Financial Statements - Derivatives” in this Annual Report for a more complete description of our interest rate collar.

Interest Rate Sensitivity Analysis

The following analysis presents our earnings sensitivity if a certain interest rate change occurred at December 28, 2003. The change chosen for this analysis reflects our view of a change that is reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects that could impact our business as a result of these changes in interest.

At December 28, 2003, we had debt, excluding capital leases totaling $146.8 million, of which $60.0 million was variable-rate debt and $86.8 million was fixed-rate debt. We also had an interest rate collar agreement with a notional value of $45 million. This interest rate collar agreement limits LIBOR fluctuations to interest rate ranges from 5.48 percent to 8.00 percent and expires in November 2004. As of December 28, 2003, the six-month Eurodollar LIBOR rate was 1.23 percent.

Holding other variables constant, such as debt levels, the earnings, net of taxes and cash flows impact of a one-percentage point change in interest rates would be approximately $0.1 million.

Credit Risk

We are exposed to credit risk on accounts receivable through the ordinary course of business and perform ongoing credit evaluations. Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising our customer base. We currently believe that our allowance for doubtful accounts is sufficient to cover customer credit risks.

Foreign Currency Risk

Our exposure to foreign currency risk is limited to the operations under Smart & Final Mexico and the equity earnings in its Mexico joint venture. At 2003 yearend, such exposure was the $5.7 million net investment in Smart & Final Mexico, which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this section:

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Smart & Final Inc.

We have audited the accompanying consolidated balance sheets of Smart & Final Inc., a Delaware corporation and a 55.8 percent owned subsidiary of Casino USA, Inc., (the “Company”) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 28, 2003. Our audits also included the financial schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smart & Final Inc. at December 28, 2003 and December 29, 2002, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for a variable interest entity upon adoption of Financial Accounting Standards Board Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” on June 15, 2003. Also, as discussed in Note 1 to the consolidated financial statements, effective December 31, 2001, the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 11, 2004

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	December 28, 2003	December 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$50,949	$23,002
Accounts receivable, less allowance for doubtful accounts of $307 in 2003 and $305 in 2002	15,524	18,430
Inventories	123,428	123,578
Prepaid expenses and other current assets	27,069	8,370
Deferred tax assets	16,660	13,162
Assets of discontinued operations	4,681	154,432

Total current assets	238,311	340,974
Property, plant and equipment:
Land	68,042	32,207
Buildings and improvements	64,237	30,308
Leasehold improvements	113,388	109,098
Fixtures and equipment	179,079	173,458

	424,746	345,071
Less – Accumulated depreciation and amortization	177,706	155,240

Net property, plant and equipment	247,040	189,831
Assets under capital leases, net of accumulated amortization of $9,417 in 2003 and $9,416 in 2002	3,926	4,280
Goodwill	34,775	34,775
Deferred tax assets	16,123	8,963
Other assets	55,350	42,234

Total assets	$595,525	$621,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$61,964	$136,719
Accounts payable	94,402	73,153
Accrued salaries and wages	15,827	8,432
Other accrued liabilities	45,646	35,367
Liabilities of discontinued operations	7,296	30,833

Total current liabilities	225,135	284,504
Long-term liabilities:
Obligations under capital leases	4,511	5,314
Notes payable	53,496	—
Notes payable to affiliate	33,173	—
Other long-term liabilities	25,253	20,910
Workers’ compensation reserve, postretirement and postemployment benefits	40,380	38,794

Total long-term liabilities	156,813	65,018
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 29,922,821 shares issued and outstanding in 2003 and 29,443,198 in 2002)	299	294
Additional paid-in capital	207,296	206,926
Notes receivable for common stock	(100)	(100)
Accumulated other comprehensive loss	(9,881)	(11,787)
Retained earnings	15,963	76,202

Total stockholders’ equity	213,577	271,535

Total liabilities and stockholders’ equity	$595,525	$621,057

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year
	2003	2002	2001
Sales	$1,730,114	$1,572,320	$1,493,986
Cost of sales, buying and occupancy	1,433,106	1,323,693	1,252,288

Gross margin	297,008	248,627	241,698
Operating and administrative expenses	245,584	201,882	192,329
Litigation and other charges	13,834	—	—

Income from operations	37,590	46,745	49,369
Interest expense, net	15,508	12,240	12,426

Income from continuing operations before income tax provision	22,082	34,505	36,943
Income tax provision	(9,229)	(13,615)	(14,134)
Equity earnings in unconsolidated subsidiary	744	884	1,126

Income from continuing operations	13,597	21,774	23,935
Discontinued operations, net of tax	(68,535)	(14,925)	(11,906)

(Loss) income before cumulative effect of accounting change	(54,938)	6,849	12,029
Cumulative effect of accounting change (variable interest entity, net of tax of $3,534)	(5,301)	—	—

Net (loss) income	$(60,239)	$6,849	$12,029

(Loss) earnings per common share
Earnings per common share from continuing operations	$0.46	$0.74	$0.82
Loss per common share from discontinued operations	(2.30)	(0.51)	(0.41)
Cumulative effect of accounting change per common share	(0.18)	—	—

(Loss) earnings per common share	$(2.02)	$0.23	$0.41

Weighted average common shares	29,777,393	29,417,429	29,331,991

(Loss) earnings per common share, assuming dilution
Earnings per common share, assuming dilution, from continuing operations	$0.46	$0.74	$0.81
Loss per common share, assuming dilution, from discontinued operations	(2.30)	(0.51)	(0.40)
Cumulative effect of accounting change per common share, assuming dilution	(0.18)	—	—

(Loss) earnings per common share, assuming dilution	$(2.02)	$0.23	$0.41

Weighted average common shares and common share equivalents	29,777,393	29,527,314	29,660,311

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Notes Receivable for Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, fiscal yearend 2000	29,203,114	$292	$204,898	$(100)	$(915)	$57,324	$261,499
Issuance of common stock	190,335	2	1,307	—	—	—	1,309
Deferral of stock-based compensation	—	—	(382)	—	—	—	(382)
Restricted stock accrual	—	—	1,009	—	—	—	1,009
Tax benefit on options exercised	—	—	42	—	—	—	42
Comprehensive income (loss):
Net income	—	—	—	—	—	12,029	12,029
Other comprehensive loss:
Derivative instruments:
Cumulative effect of accounting change, net of tax of $175	—	—	—	—	(305)	—	(305)
Loss, net of tax of $1,888	—	—	—	—	(2,777)	—	(2,777)
Reclassification adjustments, net of tax of $434, included in net income	—	—	—	—	638	—	638
Foreign currency translation loss	—	—	—	—	(166)	—	(166)
Minimum pension liability, net of tax of $877	—	—	—	—	(1,315)	—	(1,315)

Other comprehensive loss	—	—	—	—	(3,925)	—	(3,925)

Comprehensive income (loss)	—	—	—	—	(3,925)	12,029	8,104

Balance, fiscal yearend 2001	29,393,449	$294	$206,874	$(100)	$(4,840)	$69,353	$271,581
Issuance of common stock	49,749	—	146	—	—	—	146
Deferral of stock-based compensation	—	—	(682)	—	—	—	(682)
Restricted stock accrual	—	—	587	—	—	—	587
Tax benefit on options exercised	—	—	1	—	—	—	1
Comprehensive income (loss):
Net income	—	—	—	—	—	6,849	6,849
Other comprehensive loss:
Derivative instruments:
Loss, net of tax of $1,637	—	—	—	—	(2,456)	—	(2,456)
Reclassification adjustments, net of tax of $1,292, included in net income	—	—	—	—	1,938	—	1,938
Foreign currency translation loss	—	—	—	—	(234)	—	(234)
Minimum pension liability, net of tax of $4,130	—	—	—	—	(6,195)	—	(6,195)

Other comprehensive loss	—	—	—	—	(6,947)	—	(6,947)

Comprehensive income (loss)	—	—	—	—	(6,947)	6,849	(98)

Balance, fiscal yearend 2002	29,443,198	$294	$206,926	$(100)	$(11,787)	$76,202	$271,535
Issuance of common stock	479,623	5	1,000	—	—	—	1,005
Deferral of stock-based compensation	—	—	(1,411)	—	—	—	(1,411)
Restricted stock accrual	—	—	781	—	—	—	781
Comprehensive income (loss):
Net loss	—	—	—	—	—	(60,239)	(60,239)
Other comprehensive income:
Derivative instruments:
Income, net of tax of $94	—	—	—	—	141	—	141
Reclassification adjustments, net of tax of $1,190, included in net income	—	—	—	—	1,785	—	1,785
Foreign currency translation gain	—	—	—	—	608	—	608
Minimum pension liability, net of tax of $418	—	—	—	—	(628)	—	(628)

Other comprehensive income	—	—	—	—	1,906	—	1,906

Comprehensive income (loss)	—	—	—	—	1,906	(60,239)	(58,333)

Balance, fiscal yearend 2003	29,922,821	$299	$207,296	$(100)	$(9,881)	$15,963	$213,577

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year
	2003	2002	2001
Cash Flows from Operating Activities:
Income from continuing operations before cumulative effect of accounting change	$13,597	$21,774	$23,935
Adjustments to reconcile income from continuing operations before cumulative effect of accounting change to net cash provided by continuing activities:
Non-cash litigation and other charges, net of tax	8,300	—	—
Gain on disposal of property, plant and equipment	(818)	(2,065)	(1,690)
Depreciation	19,265	18,568	17,247
Amortization	13,189	11,199	11,878
Amortization of deferred financing costs	3,187	1,873	1,640
Deferred tax provision (benefit)	12,575	(217)	(4,351)
Equity earnings in unconsolidated subsidiary	(744)	(884)	(1,126)
Decrease (increase) in:
Accounts receivable	6,284	9,489	(3,106)
Inventories	1,408	5,836	(1,910)
Prepaid expenses and other assets	(15,803)	(4,083)	(4,042)
Increase (decrease) in:
Accounts payable	20,459	(6,201)	3,285
Accrued salaries and wages	7,167	(3,724)	(334)
Other accrued liabilities	1,415	6,407	10,297

Net cash provided by continuing activities	89,481	57,972	51,723
Net cash used in discontinued activities	(4,568)	(3,278)	(22,196)

Net cash provided by operating activities	84,913	54,694	29,527

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(21,236)	(39,340)	(34,105)
Proceeds from disposal of property, plant and equipment	1,928	7,745	2,857
Investment in capitalized software	(11,699)	(2,519)	(1,955)
Other	(1,215)	(1,375)	(2,828)

Net cash used in continuing activities	(32,222)	(35,489)	(36,031)
Net proceeds from divestitures	37,898	—	—
Net cash provided by (used in) discontinued activities	14,252	(9,078)	(10,719)

Net cash provided by (used in) investing activities	19,928	(44,567)	(46,750)

Cash Flows from Financing Activities:
Payments on bank line of credit	(77,500)	(17,000)	(117,500)
Borrowings on bank line of credit	7,500	20,000	157,500
Payments on notes payable	(6,792)	(6,726)	(3,973)
Payment on note payable to Parent	—	—	(15,965)
Fees paid in connection with debt restructure	—	—	(5,844)
Proceeds from issuance of common stock, net of costs	40	11	1,008

Net cash (used in) provided by continuing activities	(76,752)	(3,715)	15,226
Net cash used in discontinued activities	(142)	(1,264)	(419)

Net cash (used in) provided by financing activities	(76,894)	(4,979)	14,807

Increase (decrease) in cash and cash equivalents	27,947	5,148	(2,416)
Cash and cash equivalents at beginning of year	23,002	17,854	20,270

Cash and cash equivalents at end of year	$50,949	$23,002	$17,854

Non-cash Investing and Financing Activities:
Equipment acquired as capital lease	$1,117	$600	$6,648
Note received in connection with fixed assets retired	—	—	562
Construction in progress costs incurred but not paid	1,954	2,282	3,294

Total non-cash transactions	$3,071	$2,882	$10,504

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at fiscal yearend 2003 was a 55.8 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 58.8 percent of our common stock as of December 28, 2003.

Our principal subsidiary is Smart & Final Stores Corporation, a California corporation, which also operates a Cash & Carry division. We are engaged in the business of providing food and related non-food items in bulk sizes and quantities through non-membership grocery warehouse stores under the trade names “Smart & Final” and “United Grocers Cash & Carry.” Stores under the Smart & Final banner include 173 stores primarily located in California with others in Arizona and Nevada. Our Cash & Carry stores currently operate 46 stores in Washington, Oregon, northern California and Idaho. We also own 100 percent of Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), a Mexican holding company through which we own 50 percent of a joint venture, Smart & Final del Noroeste S.A. de C.V. (“SFDN”), in Mexico.

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Our consolidated balance sheet as of December 28, 2003 and the statements of operations and cash flows for the fiscal year then ended also include the balance sheet as of December 28, 2003, the operating results since June 15, 2003 and the cumulative effect of accounting change as of June 15, 2003 of the variable interest entity described in Note 4 “Accounting Changes.” All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications, including those of the discontinued operations discussed in Note 2 “Discontinued Operations,” have been made to prior periods to conform to current presentations.

Our 50 percent-owned joint venture in Mexico is accounted for by the equity method of accounting. The “Retained earnings” on our consolidated balance sheets included undistributed earnings of SFDN of $4.9 million at fiscal yearend 2003 and $4.4 million at fiscal yearend 2002. These earnings are considered retained indefinitely for reinvestment and, accordingly, no provision is provided for United States federal and state income taxes and foreign income taxes.

Fiscal years

Our fiscal year ends on the Sunday closest to December 31. Fiscal years 2003, 2002 and 2001 ended on December 28, 2003, December 29, 2002 and December 30, 2001, respectively, and included 52 weeks each. Each of our fiscal years consists of twelve-week periods in the first, second, and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. The fourth quarter of a 53-week year consists of thirteen weeks.

Cash and cash equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents is approximately the same as their fair value because of the short maturity of these instruments. “Cash and cash equivalents” on our consolidated balance sheet at December 28, 2003 included $14.4 million of funds held in a real estate trust for future purchases of replacement properties under the lease facility described in Note 4 “Accounting Changes” which is subject to withdrawal restrictions.

Credit risk

We are exposed to credit risk on accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Inventories

Our inventories consist of merchandise purchased for resale which are stated at the lower of FIFO (first-in, first-out) cost or market.

We provide for estimated inventory losses between physical inventory counts at our stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results.

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily include income tax refunds receivable, prepaid rent, insurance, property taxes and other prepaid expenses. Prepaid expenses and other current assets include $16.7 million of income tax refunds receivable at December 28, 2003 and $1.8 million at December 29, 2002. Prepaid expenses and other current assets at December 29, 2002 also included the fair market value of stock we received from the demutualization transactions of a mutual insurance company in December 2001. These shares of stock were classified as trading securities and recorded at fair market value of $1.2 million at 2002 yearend. During 2003, these shares of stock were sold and the net proceeds from the sale were $1.4 million.

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

Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the consolidated statement of operations.

Also included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $1.3 million as of 2003 yearend and $0.9 million as of 2002 yearend. These costs are amortized over the remaining lease term of the site with which they are associated.

Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value.

Goodwill

Through 2001 yearend, goodwill had been amortized on a straight-line basis over a period not exceeding 40 years. Effective December 31, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested at the reporting unit level for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The goodwill of $34.8 million related to our continuing operations is a result of our acquisition of Cash & Carry in 1998. We performed the transitional impairment test upon adoption of SFAS No. 142 as of December 31, 2001 and subsequently performed the annual impairment tests in December 2002 and 2003 and concluded that no impairment existed.

The following pro forma information presents the impact on net loss or income and loss or earnings per share had SFAS No. 142 been effective for 2001, dollars in thousands except per share amounts. Adjusted loss or earnings per common share or adjusted loss or earnings per common share, assuming dilution, may not aggregate due to rounding:

	Fiscal Year
	2003	2002	2001
Net (loss) income, as reported	$(60,239)	$6,849	$12,029
Amortization of goodwill, net of tax	—	—	958

Net (loss) income, adjusted	$(60,239)	$6,849	$12,987

(Loss) earnings per common share, as reported	$(2.02)	$0.23	$0.41
Amortization of goodwill, net of tax	—	—	0.03

(Loss) earnings per common share, adjusted	$(2.02)	$0.23	$0.44

(Loss) earnings per common share, assuming dilution, as reported	$(2.02)	$0.23	$0.41
Amortization of goodwill, net of tax	—	—	0.03

(Loss) earnings per common share, assuming dilution, adjusted	$(2.02)	$0.23	$0.44

Other assets

Other assets include a certificate of deposit of $1.6 million and municipal bonds with face values aggregating $8.3 million at both 2003 yearend and 2002 yearend, which secure our workers’ compensation reserves. The municipal bonds are classified as held-to-maturity and have varying maturity dates ranging from 2006 through 2019.

The following table sets forth the aggregate amortized cost basis, gross unrealized holding gain and fair market value of the municipal bonds, in thousands.

	December 28, 2003	December 29, 2002
Amortized cost basis	$8,284	$8,284
Gross unrealized holding gain	511	549

Fair market value	$8,795	$8,833

Other assets include financing issuance costs relating to fees paid in connection with the debt restructuring of the revolving credit facility and the lease facility (see Note 6 “Debt”) and are being amortized through May 2004 using the straight-line method. These costs, net of amortization, were $1.3 million at 2003 yearend and $4.1 million at 2002 yearend.

Other assets also include capitalized software costs. These costs include third party purchased software costs, direct labor associated with internally developed software, and installation costs. Such costs are being amortized over the period that the benefits of the software are fully realizable and enhance the operations of the business, ranging from three to five years, using the straight-line method. These costs, net of amortization, were $15.2 million at 2003 yearend and $5.8 million at 2002 yearend.

Accounts payable

Our banking arrangements provide for the daily replenishment of vendor payable accounts as checks are presented. The checks outstanding in these bank accounts totaled $21.4 million at 2003 yearend and $23.3 million at 2002 yearend and are included in “Accounts payable” on the accompanying consolidated balance sheets.

Accumulated other comprehensive loss

The ending accumulated balances, in thousands, for each item in the “Accumulated other comprehensive loss” under “Stockholders’ equity” are as follows:

	December 28, 2003	December 29, 2002
Derivative instrument loss	$1,036	$2,962
Foreign currency translation loss	707	1,315
Minimum pension liabilities	8,138	7,510

Total	$9,881	$11,787

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

Stock options

In 1996, we adopted SFAS No. 123 “Accounting for Stock-Based Compensation,” which encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that change from the intrinsic value method to the fair value method of accounting for stock-based compensation. SFAS No. 148 also requires additional disclosure of pro forma information when a company uses the intrinsic value method effective for annual financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 also requires similar disclosure for condensed interim financial statements effective for periods beginning after December 15, 2002.

We used the intrinsic value method to account for stock-based employee compensation for each of the fiscal years presented in our statements of operations. The pro forma information required by SFAS No. 148 is included in Note 12 “Stock-Based Compensation.”

Significant accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.

Revenue recognition

Revenue is recognized at the point of sale.

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

Shipping and handling costs

We classify shipping and handling costs in “Cost of sales, buying and occupancy” on our consolidated statements of operations.

Advertising expense

We expense the costs of advertising as incurred. Total advertising expense from continuing operations was $23.4 million in 2003, $21.5 million in 2002 and $20.2 million in 2001.

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

Due to the net loss in 2003, the assumed net exercise of stock options was excluded from the calculation of fully diluted weighted average shares, as the effect would have been antidilutive. Options for 4,644,454 shares of common stock were so excluded.

Foreign currency translations

Assets and liabilities recorded in foreign currencies related to our investment in the Mexico joint venture are translated at the exchange rate on the balance sheet date. Revenues and expenses of Smart & Final Mexico are translated at average rates of exchange prevailing during the year. In accordance with accounting principles generally accepted in the United States, the functional currency for our Mexico operations is the Mexican Peso. As such, foreign currency translation gains and losses are included in “Other comprehensive income (loss)” (“OCI”) and reflected in “Accumulated other comprehensive loss” within “Stockholders’ equity.”

New accounting pronouncements

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

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Generally, under this guidance, vendor funded coupons that can be redeemed broadly across companies, “manufacturers’ coupons,” should be considered revenue, and vendor funded coupons that are unique to a specific retailer, “in-house coupons,” should be considered a reduction of cost of goods sold. We have historically recognized manufacturers’ coupons as revenue and have recognized in-house coupons as a reduction of cost of goods sold.

2. Discontinued Operations

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”), which was completed during the third quarter. During the third quarter of 2003, we also announced and completed the sale of our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”). We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures of the Florida Operations and the Northern California Foodservice Operations. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows, dollars in thousands:

	December 28, 2003	December 29, 2002
Cash and cash equivalents	$233	$3,524
Trade notes and accounts receivable, net	605	49,345
Inventories	—	41,665
Prepaid expenses and other current assets	1,200	2,397
Property, plant and equipment, net	2,643	35,948
Assets under capital leases, net	—	160
Goodwill, net	—	17,657
Deferred tax asset	—	1,347
Other assets	—	2,389

Assets of discontinued operations	$4,681	$154,432

Current maturities of capital leases	$—	$164
Accounts payable	238	23,910
Accrued salaries and wages	95	2,989
Other accrued liabilities	6,963	2,802
Obligation under capital leases	—	130
Workers’ compensation reserve, postretirement and postemployment benefits	—	838

Liabilities of discontinued operations	$7,296	$30,833

The following table sets forth the loss from the discontinued operations of each period presented by segment, as defined in Note 13 “Segment Reporting,” in thousands. Related interest expense and income tax benefit from the discontinued operations are included under Corporate.

	Stores	Foodservice	Corporate	Total
2003:
Sales	$39,848	$265,624	$—	$305,472
Pre-tax loss from operations	(5,623)	(38,230)	(165)	(44,018)
Pre-tax (loss) gain on sale and divestiture	(19,263)	(42,201)	4,089	(57,375)
Income tax benefit	—	—	32,858	32,858
Net (loss) income	(24,886)	(80,431)	36,782	(68,535)

2002:
Sales	$58,297	$385,366	$—	$443,663
Pre-tax loss from operations	(10,448)	(12,612)	(1,741)	(24,801)
Income tax benefit	—	—	9,876	9,876
Net (loss) income	(10,448)	(12,612)	8,135	(14,925)

2001:
Sales	$49,004	$403,733	$—	$452,737
Pre-tax loss from operations	(5,773)	(13,857)	(75)	(19,705)
Income tax benefit	—	—	7,799	7,799
Net (loss) income	(5,773)	(13,857)	7,724	(11,906)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead or costs. The net pre-tax loss on sale and divestiture was determined based on the excess or shortfall of sale prices, net of related transaction expenses, over the carrying amounts of net assets sold and other divestiture charges.

During 2003, we recorded a pre-tax loss of $53.6 million on the sale and divestiture of the Florida Operations, including a $46.8 million pre-tax loss recorded in the second quarter and an additional $6.8 million of pre-tax charges in the second half of 2003, primarily associated with the termination of certain lease obligations and severance obligations related to the Florida stores business. Under separate sale agreements with the buyer of the Florida Operations, two Florida properties of the variable interest entity discussed in Note 4 “Accounting Changes” were sold to the buyer in addition to the Florida Operations. The sale of these two Florida properties resulted in a pre-tax gain of $4.1 million in 2003 and was included in the pre-tax (loss) gain on sale and divestiture in the above table for 2003.

During the 2003 second quarter, we recorded $19.1 million of pre-tax charges associated with the restructuring of the Northern California Foodservice Operations. These charges were reflected in pre-tax loss from operations in the above table for 2003 and included $6.3 million of impairment loss on long-lived assets related to warehouse and facility closures, $5.8 million of early terminations of related warehouse service and lease agreements, $5.9 million of goodwill written off and a $1.1 million provision for work force reductions. In the 2003 third quarter, we recorded a $7.5 million pre-tax gain on sales of certain assets of the Northern California Foodservice Operations. We have also recorded $15.4 million of additional pre-tax charges primarily related to asset impairment, severance obligations and vendor obligations.

The following table sets forth the activities during 2003 and the remaining balances at December 28, 2003, related to certain reserves for exiting Florida Operations and Northern California Foodservice Operations, dollars in thousands.

	Charges	Payments	Balance at December 28, 2003
Lease termination costs	$13,281	$7,804	$5,477
Employee severance and related obligations	4,802	2,514	2,288
Vendor and other obligations	1,300	—	1,300

Total	$19,383	$10,318	$9,065

3. Litigation and Other Charges

In the second quarter of 2003, we recorded $18.4 million of pre-tax charges related to litigation reserves (discussed in Note 14 “Legal Actions”) and financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and lease facility. In the third and fourth quarters of 2003, we recorded adjustments to the litigation reserves and financing-related reserves which resulted in a full year 2003 pre-tax charge of $13.8 million. During 2003, $2.8 million of payments were made and applied against the reserves. At December 28, 2003, the remaining $11.0 million of reserves are reflected in “Other accrued liabilities” on our consolidated balance sheet.

4. Accounting Changes

Variable Interest Entity

In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB modified FIN No. 46 to make certain technical corrections and address certain implementation issues that had arisen. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 requires the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted the provisions of FIN No. 46 as of June 15, 2003.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Under FIN No. 46, the Lease Agreement, as it is currently structured, is considered a variable interest entity and subject to consolidation. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA, which owned 55.8 percent of our common stock at December 28, 2003. In 2003, Casino USA increased its share of participation in financing of the variable interest entity from $16.1 million to $33.2 million by acquiring a $4.0 million equity interest and $13.1 million debt interests in the variable interest entity from various third parties. The total Casino USA participation of $33.2 million is presented as “Notes payable to affiliate” in our consolidated balance sheet at December 28, 2003. The Lease Agreement as amended, with a value of $86.8 million and an interest rate of 9.07 percent, currently provides for the financing of two distribution facilities and 14 store locations, and additionally holds $14.4 million of available funds as of December 28, 2003. The $14.4 million of available funds was generated through the sale of a Florida distribution facility and a Florida store property during the process of sale and divestiture of the Florida Operations. As of December 28, 2003, the Lease Agreement was amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. Upon adoption of FIN No. 46 effective June 15, 2003, we have consolidated the Lease Agreement as it was determined to be a variable interest entity and we are its primary beneficiary.

The consolidated statement of operations for 2003 included a $5.3 million, net of tax, cumulative effect of a change in accounting principle, or $0.18 per diluted share, representing the cumulative amount of depreciation and interest expense, in excess of the rental income as of the effective date of adoption of FIN No. 46 as of June 15, 2003. The consolidated statements of operations for 2003 also included $0.7 million of depreciation and interest expenses in excess of the rental income in the results from continuing operations, and a $2.4 million gain, net of tax, from the sale of the two Florida properties in the results from discontinued operations.

Had consolidation of this variable interest entity been effective for all years presented, the net-of-tax impact to the operating results, excluding the gain on sale of the Florida properties, would have been $0.4 million, or $0.02 per diluted share, for 2003, $1.0 million, or $0.03 per diluted share, for 2002, and $1.0 million, or $0.04 per diluted share, for 2001.

EITF Issue No. 02-16

Beginning in 2003, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Issue No. 02-16 provides guidance on how a reseller should characterize the cash consideration received from a vendor and when and how the cash consideration should be recorded on its income statements. Issue No. 02-16 requires that the cash consideration received from the vendor be considered as a reduction of cost of sales when recognized in the reseller’s income statement. If the cash consideration received from a vendor is the direct, specific and incremental reimbursement of costs incurred by the reseller to sell the vendor’s products, the cash consideration should be treated as a reduction of such selling costs.

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

5. Derivatives

We have entered into an interest rate collar agreement with a major bank to limit the impact of interest rate fluctuations on floating rate debt. At the beginning of 2003, this agreement hedged principal amounts of an aggregate of $70.0 million. In November 2003, the agreement was modified to hedge principal amounts of an aggregate of $45.0 million. This agreement limits the effect of LIBOR fluctuations to interest rate ranges from 5.48 percent to 8.00 percent and expires in November 2004. The interest collar agreements were designed as cash flow hedges and were considered fully effective. Such instruments are marked to market every quarter, with the changes in fair value recorded as OCI and the ineffective portion recorded to current earnings and included under “Interest expense, net” on our consolidated statements of operations. The cumulative loss recorded to OCI as a result of net changes in the fair market value of these agreements was $4.9 million at the beginning of 2003 and $1.7 million at December 28, 2003. The increase in the fair value during the current reporting period is attributable to the reclassification of ineffective portion from OCI to current earnings, the early partial termination and the increasing market interest rates. The reclassification aggregated $3.0 million in 2003, $3.2 million in 2002 and $1.1 million in 2001. We estimate that $1.7 million of net derivative losses included in OCI will be recognized in results of operations within the next twelve months.

6. Debt

Credit Agreement

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement, as amended during the third quarter of 2003, is subject to a formula based on the value of eligible accounts receivable, inventory and real properties. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. During 2003, we made pay-downs toward the Credit Agreement, primarily with the proceeds generated from the sale and divestiture of the Florida Operations and the Northern California Foodservice Operations. These pay-downs are treated as permanent reductions to the amount available. As a result, the remaining commitment under the Credit Agreement was $127.8 million at December 28, 2003. At December 28, 2003, $60.0 million of revolving loan and $5.6 million of letters of credit were outstanding and the remaining availability based on the formula was $49.1 million. Interest for the Credit Agreement is at Eurodollar LIBOR or the administrative agent’s reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging between 0.30 percent to 0.50 percent. As of December 28, 2003, the six-month Eurodollar LIBOR rate was 1.23 percent.

Lease Agreement

As discussed in Note 4 “Accounting Changes,” we consolidated the Lease Agreement into our financial statements and the related $86.7 million long-term portion of notes payable was included in our consolidated balance sheet at December 28, 2003, under “Notes payable” and “Notes payable to affiliate”.

Collateral

Borrowings under both the Credit Agreement and the Lease Agreement are collateralized by a security interest in our receivables, inventory and owned properties.

Covenants

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

As of December 29, 2002, we were not in compliance with certain of these financial covenants. In February 2003, we obtained waivers of non-compliance as of December 29, 2002 and an amendment of certain covenants for the first quarter of 2003. Our obligation under the Credit Agreement was classified as a current liability in our consolidated balance sheet as of December 29, 2002 pending the execution of an amended Credit Agreement. In July 2003, we obtained waivers of non-compliance and amendments on certain covenants through November 4, 2003. In October 2003, we negotiated and entered into an amended Credit Agreement and an amended Lease Agreement, which amend the covenants in response to the effects of the sale and divestiture of the Florida Operations and Northern California Foodservice Operations and the consolidation of the variable interest entity related to the Credit Agreement. We are currently in compliance with the amended covenants.

The Credit Agreement expires on November 30, 2004, and accordingly, we have classified our obligation under the Credit Agreement as a current liability in our consolidated balance sheet as of December 28, 2003. However, it is our intention to negotiate and enter into a new Credit Agreement prior to its expiration. The Lease Agreement expires on November 30, 2006, and our obligations under the Lease Agreement have been classified as long-term liabilities. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities.

Other debt

In connection with the acquisition of the Cash & Carry operating business of United Grocers, Inc., we issued a $17.5 million five-year unsecured note at 6.50 percent interest annually. At December 29, 2002, the outstanding balance was $5.0 million, which was paid off in May 2003.

Interest

Interest paid on our long-term debt aggregated $15.2 million for 2003, $12.6 million for 2002 and $11.3 million for 2001. The effective interest rates on our variable-rate debt at December 28, 2003 ranged between 4.16 percent to 4.23 percent and at December 29, 2002 ranged between 3.93 percent and 5.75 percent.

Principal payments

Aggregate future principal payments of our debt are as follows, dollars in thousands:

Fiscal Year:
2004	$60,140
2005	140
2006	86,529

Total	$146,809

The fair value of our debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturity, approximates the carrying amount.

7. Lease Obligations

As of 2003 yearend, the principal real and personal properties that we leased included store, office and warehouse buildings and delivery and computer equipment. Of our operating stores, 158 store properties were leased directly from third party lessors and eight stores were on real property that is ground leased from third party lessors. These leases had an average remaining lease term of eight years as of 2003 yearend.

Lease expense for operating leases from continuing operations included in the accompanying financial statements was $26.1 million for 2003, $34.5 million for 2002 and $29.7 million for 2001. All lease expenses were paid to the third party lessors.

Aggregate minimum future lease payments for real property, as well as equipment and other property at 2003 yearend are as follows, in thousands:

	Operating Leases	Capital Leases
Fiscal Year:
2004	$33,151	$2,337
2005	31,272	2,216
2006	30,011	1,000
2007	28,119	737
2008	26,329	656
Subsequent to 2008	164,602	771

Future minimum lease payments	$313,484	7,717

Less amount representing interest		1,382

Present value of future lease payments		$6,335

Capital lease obligations vary in amount with interest rates ranging from 7.50 percent to 12.00 percent. Interest paid in relation to capital leases aggregated $0.7 million for 2003, $0.7 million for 2002 and $0.9 million for 2001. Assets under capital leases consist of store locations and equipment. Amortization of assets under capital leases is included with amortization on owned assets.

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provision of FASB No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Plans,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132R retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132R is effective for annual or interim reporting periods ending after December 15, 2003 with certain disclosure requirements effective for fiscal years ending after June 15, 2004.

Defined benefit plans

We have a noncontributory pension plan covering substantially all full time employees. We fund this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (ERISA). We use a measurement date of December 31 for this pension plan.

The following tables set forth the changes in benefit obligation and plan assets of this plan for 2003 and 2002, dollars in thousands:

	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$58,983	$49,191
Service cost	2,663	2,104
Interest cost	4,273	3,730
Plan amendment	1,256	97
Actuarial loss	8,175	5,473
Benefits paid	(1,687)	(1,612)

Benefit obligation at end of year	73,663	58,983

Change in Plan Assets
Fair value of plan assets at beginning of year	30,766	32,455
Actual return on plan assets	7,207	(4,077)
Employer contribution	11,000	4,000
Benefits paid	(1,687)	(1,612)

Fair value of plan assets at end of year	47,286	30,766

Funded Status	(26,377)	(28,217)
Unrecognized transition obligation	—	97
Unrecognized net actuarial loss	25,488	23,563
Unrecognized prior service cost	1,735	855

Net amount recognized	$846	$(3,702)

Amounts, in thousands, recognized in the consolidated balance sheets consist of

	December 28, 2003	December 29, 2002
Accrued benefit cost	$(14,452)	$(17,171)
Intangible assets	1,735	952
Accumulated other comprehensive income	13,563	12,517

Net amount recognized	$846	$(3,702)

The accumulated benefit obligation for this plan was $61.7 million at December 28, 2003 and $47.9 million at December 29, 2002.

The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive income for 2003, 2002, and 2001 are as follows, in thousands:

	2003	2002	2001
Service cost component	$2,663	$2,104	$1,811
Interest cost component	4,273	3,730	3,351
Expected return on plan assets	(3,035)	(2,842)	(3,330)
Amortization of transition obligation	97	98	98
Amortization of prior service cost	376	237	226
Amortization of net actuarial loss	2,078	879	—

Net periodic benefit cost	$6,452	$4,206	$2,156

Increase in minimum liability included in other comprehensive income	$1,046	$10,325	$2,192

The weighted-average assumptions used to determine benefit obligations for this plan at yearend were as follows:

	2003	2002	2001
Discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	4.00%	4.50%	4.50%

We determine the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rate of Moody’s Aa Corporate and with maturities that are consistent with the projected future cash flow obligations.

The weighted-average assumptions used to determine net periodic benefit cost for 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%
Expected long-term return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%	4.50%

We determine the expected long-term rate of return on plan assets by using an allocation approach that considers diversification and rebalancing for a long-term portfolio of invested assets. We rely on the historical returns of our plan’s portfolio and relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments can generate a greater return over the long run.

Plan assets are managed by outside investment managers and rebalanced among the managers periodically at our direction. The managers allocate assets to individual investments within guidelines specified by us. Our strategy with respect to the plan asset investments has been to allocate a larger proportion to equities to achieve returns that sufficiently grow assets to cover the benefit obligations within acceptable risk parameters. We have commissioned an asset allocation study to refine our investment strategy and related policies in 2004.

The plan asset allocations, in percentages, by asset category are as follows:

	December 28, 2003	December 29, 2002
Equity securities	66%	65%
Debt securities	21	21
Cash and cash equivalents	13	14

Total	100%	100%

We expect to contribute $8.3 million to this plan in 2004.

Multi-employer pension plan

We contribute to a multi-employer pension plan administered by a trustee on behalf of our 100 union employees. Contributions to this plan are based upon negotiated labor contracts. Information relating to benefit obligations and fund assets, as they may be allocable to us, at December 28, 2003 is not available. Pension expense for this plan was $0.6 million each for both 2003 and 2002 and $0.5 million for 2001.

Defined contribution plans

We offer all qualified full time employees participation in a defined contribution plan, which is qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan (the “S&F Savings Plan”) covers all employees of Smart & Final Stores Corporation and related entities, which includes the Cash & Carry division employees. The S&F Savings Plan allows participants to contribute for 2003 up to 15% of their eligible compensation or $12,000, whichever is lower. We automatically matched 33% of each dollar contributed up to 6% of the participant’s eligible compensation. Contributions made to the S&F Savings Plan were $1.4 million for 2003, $1.3 million for 2002 and $1.2 million for 2001. Additionally, we may at our discretion match up to an additional 75% of each dollar contributed up to 6% of the participants’ eligible compensation if we exceed certain financial and profitability goals. We did not provide an additional match in 2003, 2002 or 2001.

Deferred compensation plan

We have in place a nonqualified deferred compensation program, which permits key employees and members of the Board of Directors to annually elect individually to defer up to 100% of their current year compensation until retirement. The retirement benefit to be provided is a function of the amount of compensation deferred. We have invested in corporate-owned life insurance policies with death benefits aggregating to $45.3 million as of 2003 yearend and $37.4 million as of 2002 yearend. The cash surrender value of these policies amounted to $9.4 million at 2003 yearend and $6.6 million at 2002 yearend and is included in “Other assets” in the accompanying consolidated balance sheets.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP. The cash surrender value of these policies amounted to $7.0 million at 2003 yearend and $5.8 million at 2002 yearend and is included in “Other assets” in the accompanying consolidated balance sheets. We use a measurement date of December 31 for the SERP.

The following tables set forth the changes in benefit obligation and plan assets for 2003 and 2002, in thousands:

	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$8,407	$5,716
Service cost	302	700
Interest cost	588	493
Actuarial loss	871	1,498

Benefit obligation at end of year	10,168	8,407

Funded Status	(10,168)	(8,407)
Unrecognized net actuarial loss	2,311	1,403
Unrecognized prior service cost	1,429	1,560

Accrued benefit cost	$(6,428)	$(5,444)

Amounts, in thousands, recognized in the consolidated balance sheets consist of

	December 28, 2003	December 29, 2002
Accrued benefit cost	$(6,428)	$(5,444)
Additional minimum liability	(1,287)	(1,474)
Intangible assets	1,287	1,474

Net amount recognized	$(6,428)	$(5,444)

The accumulated benefit obligation for this plan was $7.7 million at 2003 yearend and $6.9 million at 2002 yearend.

The components included in the net periodic benefit cost for 2003, 2002, and 2001 are as follows, in thousands:

	2003	2002	2001
Service cost component	$302	$700	$681
Interest cost component	588	493	404
Amortization of prior service cost	131	131	131
Amortization of net actuarial loss	43	—	—

Net periodic benefit cost	$1,064	$1,324	$1,216

The weighted-average assumptions used to determine benefit obligations at yearend were as follows:

	2003	2002	2001
Discount rate	6.10%	6.75%	7.25%
Rate of compensation increase	4.50%	4.50%	4.50%

The weighted-average assumptions used to determine net periodic benefit cost for 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Postretirement and postemployment benefit obligations

We provide certain health care benefits for retired employees. Substantially all of our full time employees may become eligible for those benefits if they reach retirement age while still working for us. This postretirement health care plan is contributory with participants’ contributions adjusted annually. The plan limits benefits to the lesser of actual cost for the medical coverage selected or a defined dollar benefit based on years of service. In addition, on a postemployment basis, we provide certain disability-related benefits to our employees. We use a measurement date of December 31 for this health care plan.

In January 2004, the FASB issued FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).” FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Regardless of whether a sponsor elects that deferral, FSP 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act is a one-time election. The election must be made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date are first included in reported financial information pursuant to the requirements of SFAS No. 106. In accordance with FSP 106-1, the effects of the Act are not reflected in the measurement of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in our financial statements and accompanying notes. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

All plans are defined benefit plans and the reconciliation of benefit obligation and plan assets for 2003 and 2002 are aggregated as follows:

	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$11,873	$11,241
Service cost	438	335
Interest cost	882	787
Plan participants’ contributions	149	145
Plan amendment	216	—
Actuarial loss	2,331	262
Benefits paid	(926)	(897)

Benefit obligation at end of year	14,963	11,873

Change in Plan Assets
Employer contribution	777	752
Plan participants’ contributions	149	145
Benefits paid	(926)	(897)

Fair value of plan assets at end of year	—	—

Funded Status	(14,963)	(11,873)
Unrecognized net actuarial gain	(1,658)	(4,115)
Unrecognized prior service cost	205	—

Net amount recognized	$(16,416)	$(15,988)

The components included in the postretirement benefit cost for 2003, 2002, and 2001 are as follows, in thousands:

	2003	2002	2001
Service cost component	$438	$335	$280
Interest cost component	882	787	790
Amortization of prior service cost	11	—	—
Amortization of net actuarial gain	(125)	(260)	(240)

Net periodic benefit cost	$1,206	$862	$830

The accumulated postretirement benefit obligation is reflected on the consolidated balance sheet at December 28, 2003 as a current liability of $0.8 million and a long-term liability of $15.6 million.

The weighted-average discount rate used to determine benefit obligations for this plan was 6.25% for 2003 yearend, 6.75% for 2002 yearend and 7.25% for 2001 yearend.

The weighted-average discount rate used to determine net periodic benefit cost was 6.75% for 2003, 7.25% for 2002 and 7.50% for 2001.

For measurement purposes, we used the following assumptions in regard to health care cost trend at 2003 yearend and 2002 yearend:

	2003	2002
Health care cost trend rate assumed for next year	10.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2008	2007

The annual rate of health care cost of covered claims is assumed to decrease by one percent per year until an ultimate trend rate of six percent is reached in 2008 and to remain at that level thereafter.

We offer a defined dollar benefit plan providing a maximum fixed dollar amount of coverage that does not increase with medical inflation. A one-percentage-point change in assumed health care cost trend rates above would have the following effects, in thousands:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components of net periodic expense	$5	$(7)
Effect on accumulated postretirement benefit obligation	56	(73)

9. Income Taxes

The effective tax rate from continuing operations was 41.8% for 2003, 39.5% for 2002 and 38.3% for 2001. Reconciliation between the federal statutory income tax rate of 35.0% and the effective tax rate from continuing operations for each year is as follows, in thousands:

	2003	2002	2001
Income tax at federal statutory rate	$7,729	$12,077	$12,930
State income taxes, net of federal tax benefit	1,032	1,835	1,798
Tax credits	(324)	(586)	(1,111)
Other items, net	792	289	517

Income taxes	$9,229	$13,615	$14,134

The total tax credits available were $0.8 million at both 2003 yearend and 2002 yearend. These tax credits included California state tax incentives for businesses operating in the enterprise zones and Los Angeles revitalization zones, federal tax incentive programs designed to encourage employers hiring from targeted groups and various other smaller tax credits.

Provision for income taxes for the years indicated consists of the following, in thousands:

	2003	2002	2001
Current
Federal	$13,681	$10,181	$14,008
State	1,738	1,109	1,110

	15,419	11,290	15,118
Deferred
Federal	(5,485)	1,903	(843)
State	(705)	422	(141)

	(6,190)	2,325	(984)

Income taxes	$9,229	$13,615	$14,134

A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset, in thousands, consist of the following:

	December 28, 2003	December 29, 2002
Property, plant and equipment depreciation differences	$(301)	$(6,784)
Employee benefits including postretirement and postemployment reserves	22,506	24,403
Operating reserves and accruals	12,484	5,338
Net operating loss carryforwards	9,118	483
Other	(1,906)	(832)

Subtotal	41,901	22,608
Valuation allowance	(9,118)	(483)

Net deferred tax asset	$32,783	$22,125

The deferred tax asset is reflected in our consolidated balance sheet at 2003 yearend as a current asset of $16.7 million and a long-term asset of $16.1 million. The valuation allowance of $9.1 million at December 28, 2003 relates to the capital loss and state net operating loss carryforwards for which we have concluded it is more likely than not that these carryforwards will not be realized in the ordinary course of business.

At December 28, 2003, we had approximately $30.1 million of net operating loss carryforwards for state income tax purposes which begin to expire in 2012. The utilization of these net operating loss carryforwards may be limited in a given year.

In addition, we have not recorded U.S. income tax expense for the undistributed earnings of our foreign operations. Our policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

Smart & Final Inc. and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, we have made tax sharing payments to, or received benefits from, Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items.

Taxes paid, in thousands, for each year indicated are as follows:

	2003	2002	2001
Tax sharing (received from) payments made to Casino USA	$(922)	$348	$736
Taxes paid for states other than California	101	112	226
Taxes paid to federal government	650	1,570	7,750

Total tax (sharing received) paid	$(171)	$2,030	$8,712

10. Related Party Transactions

Services and transactions with Casino USA

We perform various services for Casino USA, primarily in administrative functions including accounting, human resources and systems development work. The costs of these services were charged to Casino USA. These charges were $0.3 million for each of 2003, 2002 and 2001. We expect to continue to provide these administrative services to Casino USA at the estimated costs. These administrative and service charges result from an undertaking to provide the respective service in the most cost-effective manner, taking advantage of each entity’s internal administrative structure. We believe that the allocation method is reasonable.

Interest expense related to intercompany advances from Casino USA was insignificant during 2003 and 2002 and totaled $0.1 million during 2001. We had previously borrowed $16.0 million from Casino USA that was paid off by the borrowings under the Credit Agreement in November 2001. Interest expense incurred on the loan from Casino USA was $1.1 million in 2001.

We have a five-year operating lease agreement with a national banking association as discussed in Note 4 “Accounting Changes”. There are several banks and financing institutions as well as Casino USA that are participants in this transaction. Casino USA’s share of participation was $33.2 million and was presented as “Notes payable to affiliate” on our consolidated balance sheet at December 28, 2003. The interest expense related to those notes was $1.8 million for 2003, $1.4 million for 2002 and $0.1 million for 2001. The interest expense for the first two quarters of 2003, aggregating $0.7 million, and the interest expense for 2002 and 2001 were reflected as rental expense in cost of sales before we adopted FIN No. 46 as of June 15, 2003. The interest expense for the second half of 2003 aggregated $1.1 million and was reported under “Interest expense, net” on our consolidated statement of operations for 2003.

SFDN rental charges

We received $0.1 million for each of 2003, 2002 and 2001 in rental payments from SFDN for a store location under a ground lease from an unrelated third party.

11. Employment/Consulting Agreements

We have a consulting arrangement with a former Chairman that provides for his services for a period through 2003. Other employment and consulting agreements were also in effect during 2003 including employment agreement with our current Chief Executive Officer and Chief Operating Officer.

These agreements contain provisions for base salary and bonuses, and expire during 2005. Annual payments under these agreements were approximately $2.6 million in 2003 and $2.5 million in 2002 and will total approximately $1.4 million in fiscal 2004. Most of these employment agreements contain provisions in the event of a change in control whereby the employees are entitled to lump sum cash payments and bonuses and certain other benefits.

We have severance agreements with certain former employees. These severance agreements provide for cash payments and continuation of certain benefits, which may include health insurance and stock options. Annual cash payments, excluding those reserves for employee severance and related obligations discussed in Note 2 “Discontinued Operations,” under these agreements were approximately $0.4 million in 2003 and $0.2 million in 2002, and will total approximately $1.1 million in 2004.

12. Stock-Based Compensation

In 1997 we adopted and thereafter amended, a Long-Term Equity Compensation Plan (“Equity Compensation Plan”) expiring December 31, 2010, under which 5,100,000 shares of common stock are available for award as stock options, stock appreciation rights, restricted stock awards, and performance units or performance shares. Beginning in 2002, the number of shares available under the Equity Compensation Plan increases each year by the number of awards exercised.

Stock options

We also had a Stock Incentive Plan that allowed options to be granted. This plan expired in June 2001 and no future grants can be made under this plan. The compensation committee of the Board of Directors establishes option prices under both the Equity Compensation Plan and the Stock Incentive Plan at no less than 85% of the fair market value of the common stock at the time the option is granted. Options for officers and directors granted at the time of our initial public offering were granted at 85% of fair market value. Options for directors elected subsequent to the initial public offering and options for officers and management have been granted at fair market value at the time of grant. Options under these plans generally vest over a four-year period. Certain options granted in 1999 vest over a five-year period for management and a three-year period for directors. All options may be exercised for up to ten years from the date of grant.

A summary of changes in the shares under option follows:

	Shares	Weighted Average Price
Shares under option at 2000 yearend:	3,356,570	$12.42

2001:
Options granted	896,450	10.17
Options exercised	(96,164)	10.48
Options canceled	(1,144,534)	16.47

Shares under option at 2001 yearend	3,012,322	10.27

Shares exercisable at 2001 yearend	1,075,070	12.16
2002:
Options granted	412,000	8.76
Options exercised	(1,392)	8.22
Options canceled	(164,941)	11.42

Shares under option at 2002 yearend	3,257,989	10.03

Shares exercisable at 2002 yearend	1,444,325	11.04
2003:
Options granted	1,358,450	5.11
Options exercised	(7,650)	5.25
Options canceled	(139,199)	9.88

Shares under option at 2003 yearend	4,469,590	8.55

Shares exercisable at 2003 yearend	2,124,686	$10.27

Stock options outstanding at December 28, 2003 are as follows:

Range of Exercise Prices	Number Outstanding as of 12/28/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 3.4600 - $3.5600	57,600	9.40	$3.4975
$4.2800	628,750	9.15	4.2800
$4.4000 - $6.3750	286,650	8.65	5.1506
$6.5000	500,100	9.72	6.5000
$6.8750 - $8.3750	455,300	6.36	7.2586
$8.5000 - $8.8750	48,150	8.14	8.5347
$9.2500	742,660	5.35	9.2500
$9.3750 - $9.8130	321,100	7.67	9.7913
$10.1320	758,100	7.75	10.1320
$10.1880 - $22.8750	671,180	4.18	13.6624

$3.4600 - $22.8750	4,469,590	7.17	$8.5464

Stock options exercisable as of December 28, 2003 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 3.4600 - $3.5600	200	$3.5600
$4.2800	35,000	4.2800
$4.4000 - $6.3750	68,450	5.9970
$6.8750 - $8.3750	325,900	7.2727
$8.5000 - $8.8750	13,450	8.6241
$9.2500	674,655	9.2500
$9.3750 - $9.8130	82,600	9.7695
$10.1320	284,177	10.1320
$10.1880 - $22.8750	640,254	13.8073

$3.4600 - $22.8750	2,124,686	$10.2670

Shares of common stock available for future award under the Equity Compensation Plan were 715,986 at 2003 yearend, 1,953,942 at 2002 yearend and 906,751 at 2001 yearend.

We account for options under these plans using the intrinsic value method as allowed under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Disclosures of pro forma information regarding net income and earnings per share are required under SFAS No. 123, which uses the fair value method. As of 2002 yearend, we adopted SFAS No. 148 regarding the additional disclosure requirements of pro forma information. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	38%	37%	37%
Risk-free interest rates	4.9%	4.9%	6.7%
Weighted average expected lives
Executives	4.90 years	4.90 years	4.91 years
Non executives	4.61 years	4.60 years	4.55 years
Weighted-average fair value of options granted	$2.02	$3.50	$4.17

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted, dollars in thousands except per share amounts:

	2003	2002	2001
Net (loss) income as reported	$(60,239)	$6,849	$12,029
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	1,401	1,377	986

Pro forma net (loss) income	$(61,640)	$5,472	$11,043

(Loss) earnings per share:
Basic, as reported	$(2.02)	$0.23	$0.41

Basic, pro forma	$(2.07)	$0.19	$0.37

Diluted, as reported	$(2.02)	$0.23	$0.41

Diluted, pro forma	$(2.07)	$0.19	$0.37

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995. We anticipate making additional stock-based compensation awards in the future.

Exchange Program

In the fourth quarter of 2000, the Board of Directors approved a program for the voluntary exchange (the “Exchange Program”) of certain outstanding options with an exercise price of $14.00 or higher per share for shares of common stock issued as restricted stock under the terms of the Equity Compensation Plan. All options surrendered as a result of an election under the Exchange Program were canceled and returned to the respective plan under which the canceled options were first granted. A total of 860,114 options were surrendered in exchange for the issuance of 178,510 shares of restricted stock. The related compensation expense to be recognized on a straight-line basis over the vesting periods of one year or three years was $1.6 million. The related compensation expense recognized was $0.5 million for each of 2003, 2002 and 2001.

Restricted stock

Other than the shares issued pursuant to the Exchange Program, we did not grant any shares of restricted stock during 2002 or 2001. We granted 266,500 shares of restricted stock, with a total grant value of $1.1 million, under the Equity Compensation Plan during 2003. Compensation expense is computed based on the market price on the grant date and recognized on a straight-line basis over the vesting periods, except for certain grants that are subject to acceleration if certain performance targets are met. Compensation expense associated with the restricted stock grants, other than the issuance associated with the Exchange Program, was $1.2 million for 2003, $0.1 million for 2002 and $0.5 million for 2001. Vesting periods under the Equity Compensation Plan range from one to five years or until specified performance objectives are satisfied. The 2003 grants attained the performance objective within the same year and accordingly, we recorded $1.0 million of compensation expense related to the accelerated vesting of the 2003 grants.

13. Segment Reporting

Our two reportable segments have historically been Stores and Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The Foodservice distribution segment provided delivery of food, restaurant equipment and supplies to mainly restaurant customers. As described in Note 2 “Discontinued Operations”, we have completed the sale and divestiture of the Foodservice segment in Florida and northern California and have reported the operating results from these two units as discontinued operations. Corporate is comprised primarily of corporate expenses incidental to the activities of the reportable segments, the variable interest entity and rental income from Smart & Final stores and Smart & Final Mexico. Assets included under Corporate consist primarily of owned real estate, leasehold improvements and assets of the variable interest entity. Our 50 percent-owned joint venture in Mexico is reported on the equity basis of accounting. These reportable segments are strategic business units that offer different products and services. They have been managed separately because each segment requires different technology and marketing strategies. We evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

The accounting policies of the segments are consistent, except as described below, with those described in the summary of significant accounting policies included in our 2002 Annual Report. Beginning in fiscal 2003, the policy for intercompany real estate charges has changed to reflect only the depreciation and lease expense associated with the store location, and as a result, the segment data for 2002 and 2001 were reclassified as if the current policy had been in effect during those fiscal years. As a result, Stores’ pre-tax income increased by $7.5 million, Foodservice’s pre-tax loss decreased by $0.7 million and Corporate’s pre-tax loss increased by $8.2 million for 2002. Stores’ pre-tax income increased by and Corporate’s pre-tax loss increased by $5.8 million, respectively, for 2001.

The sales, profit or loss and other information from our continuing operations, the loss, net of tax, from discontinued operations and total assets of each segment are as follows, in thousands:

2003:
	Stores	Foodservice	Corporate Expense	Total
Sales to external customers	$1,730,114	$—	$—	$1,730,114
Cost of sales, buying and occupancy	1,437,065	—	(3,959)	1,433,106
Intercompany real estate charge (income)	13,315	—	(13,315)	—
Litigation and other charges	—	—	13,834	13,834
Interest income	—	—	630	630
Interest expense	—	—	16,138	16,138
Depreciation and amortization	27,844	—	4,610	32,454
Pre-tax income (loss)	58,025	—	(35,943)	22,082
Income tax provision	—	—	(9,229)	(9,229)
Equity in net income of unconsolidated subsidiary	—	—	744	744
Discontinued operations, net of tax	(24,886)	(80,431)	36,782	(68,535)

As of December 28, 2003:
Total assets	427,773	4,681	163,071	595,525

2002:
	Stores	Foodservice	Corporate Expense	Total
Sales to external customers	$1,572,320	$—	$—	$1,572,320
Cost of sales, buying and occupancy	1,323,693	—	—	1,323,693
Intercompany real estate charge (income)	13,609	—	(13,609)	—
Interest income	—	—	520	520
Interest expense	—	—	12,760	12,760
Depreciation and amortization	26,929	—	2,838	29,767
Pre-tax income (loss)	52,616	—	(18,111)	34,505
Income tax provision	—	—	(13,615)	(13,615)
Equity in net income of unconsolidated subsidiary	—	—	884	884
Discontinued operations, net of tax	(10,448)	(12,612)	8,135	(14,925)

As of December 29, 2002:
Total assets	420,161	136,117	64,779	621,057

2001:
	Stores	Foodservice	Corporate Expense	Total
Sales to external customers	$1,493,986	$—	$—	$1,493,986
Cost of sales, buying and occupancy	1,252,288	—	—	1,252,288
Intercompany real estate charge (income)	15,424	—	(15,424)	—
Interest income	—	—	509	509
Interest expense	—	—	12,935	12,935
Depreciation and amortization	25,518	—	3,607	29,125
Pre-tax income (loss)	54,606	—	(17,663)	36,943
Income tax provision	—	—	(14,134)	(14,134)
Equity in net income of unconsolidated subsidiary	—	—	1,126	1,126
Discontinued operations, net of tax	(5,773)	(13,857)	7,724	(11,906)

As of December 30, 2001:
Total assets	400,389	153,419	77,316	631,124

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

In September 2003, we entered into a tentative settlement agreement for the resolution of the Camacho and Perea actions. In October 2003, the court consolidated the Camacho and Perea actions and, on October 27, 2003, preliminarily approved the settlement and set a fairness hearing and final court certification of the settlement for January 13, 2004. This court date was subsequently deferred to February 24, 2004. Under the terms of the settlement, we will pay into the settlement fund $7.6 million in cash and $1.5 million in scrip redeemable at our Smart & Final stores. Plaintiff’s attorney fees, costs and administrative expenses will be paid from the settlement amount. In addition, we will pay our own attorney fees and certain other expenses.

We have been named as a defendant in a suit filed on May 24, 2001 in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former non-exempt store employee, on their behalf and on behalf of all non-exempt Smart & Final employees in California alleging that we failed to pay proper overtime and other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We are pursuing our legal remedies at both the appellate and trial court levels. We believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim.

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. This charge was adjusted in the fourth quarter to reflect our current assessment of the ultimate resolution of the above-named actions. See Note 3 “Litigation and Other Charges” for further discussion.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course from our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

SMART & FINAL INC.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year 2003 (A)
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 16 Weeks	Fourth Quarter 12 Weeks(C)	Total 52 Weeks
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$354,637	$392,664	$538,392	$444,421	$1,730,114
Cost of sales, buying and occupancy	296,963	325,880	442,892	367,371	1,433,106

Gross margin	57,674	66,784	95,500	77,050	297,008
Operating and administrative expenses	50,399	55,847	77,042	62,296	245,584
Litigation and other charges	—	18,400	(400)	(4,166)	13,834

Income (loss) from operations	7,275	(7,463)	18,858	18,920	37,590
Interest expense, net	2,754	2,694	5,976	4,084	15,508

Income (loss) from continuing operations before income tax provision	4,521	(10,157)	12,882	14,836	22,082
Income tax provision	(1,797)	3,480	(4,858)	(6,054)	(9,229)
Equity earnings in unconsolidated subsidiary	11	64	297	372	744

Income (loss) from continuing operations	2,735	(6,613)	8,321	9,154	13,597
Discontinued operations, net of tax	(2,572)	(57,318)	(7,405)	(1,240)	(68,535)

Income (loss) before cumulative effect of accounting change	163	(63,931)	916	7,914	(54,938)
Cumulative effect of accounting change (variable interest entity, net of tax of $3,534)	—	(5,301)	—	—	(5,301)

Net income (loss)	$163	$(69,232)	$916	$7,914	$(60,239)

Earnings (loss) per common share:
Earnings (loss) per common share from continuing operations	$0.09	$(0.22)	$0.28	$0.31	$0.46
Loss per common share from discontinued operations	(0.09)	(1.92)	(0.25)	(0.04)	(2.30)
Cumulative effect of accounting change per common share	—	(0.18)	—	—	(0.18)

Earnings (loss) per common share	$0.01	$(2.31)	$0.03	$0.27	$(2.02)

Weighted average common shares	29,728,233	29,909,973	29,740,307	29,743,423	29,777,393

Earnings (loss) per common share, assuming dilution:
Earnings (loss) per common share, assuming dilution, from continuing operations	$0.09	$(0.22)	$0.28	$0.30	$0.46
Loss per common share, assuming dilution, from discontinued operations	(0.09)	(1.92)	(0.25)	(0.04)	(2.30)
Cumulative effect of accounting change per common share, assuming dilution	—	(0.18)	—	—	(0.18)

Earnings (loss) per common share, assuming dilution	$0.01	$(2.31)	$0.03	$0.26	$(2.02)

Weighted average common shares and common share equivalents (B)	29,734,260	29,909,973	29,924,408	30,460,140	29,777,393

(A)	Fiscal year 2003 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter. Certain amounts have been reclassified to conform to the 2003 current-year presentation. Amounts may not aggregate due to rounding.
(B)	The weighted average common shares and common share equivalents include the common stock equivalents related to stock options.
(C)	Results of 2003 fourth quarter reflect the impact from the strike and lockout between the United Foods and Commercial Workers Union and three major grocery chains in Southern California and a $4.2 million pre-tax adjustment to reserves for litigation and other charges.

SMART & FINAL INC.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year 2002 (A)
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 16 Weeks	Fourth Quarter 12 Weeks	Total 52 Weeks
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$336,078	$373,477	$498,127	$364,638	$1,572,320
Cost of sales, buying and occupancy	285,611	315,277	416,132	306,673	1,323,693

Gross margin	50,467	58,200	81,995	57,965	248,627
Operating and administrative expenses	42,619	47,041	65,607	46,615	201,882

Income from operations	7,848	11,159	16,388	11,350	46,745
Interest expense, net	2,838	2,821	3,986	2,595	12,240

Income from continuing operations before income tax provision	5,010	8,338	12,402	8,755	34,505
Income tax provision	(2,055)	(3,233)	(4,726)	(3,601)	(13,615)
Equity earnings in unconsolidated subsidiary	(80)	273	405	286	884

Income from continuing operations	2,875	5,378	8,081	5,440	21,774
Discontinued operations, net of tax	(2,288)	(3,316)	(5,406)	(3,915)	(14,925)

Net income	$587	$2,062	$2,675	$1,525	$6,849

Earnings per common share:
Earnings per common share from continuing operations	$0.10	$0.18	$0.27	$0.18	$0.74
Loss per common share from discontinued operations	(0.08)	(0.11)	(0.18)	(0.13)	(0.51)

Earnings per common share	$0.02	$0.07	$0.09	$0.05	$0.23

Weighted average common shares	29,394,470	29,394,841	29,432,264	29,443,198	29,417,429

Earnings per common share, assuming dilution:
Earnings per common share, assuming dilution, from continuing operations	$0.10	$0.18	$0.27	$0.18	$0.74
Loss per common share, assuming dilution, from discontinued operations	(0.08)	(0.11)	(0.18)	(0.13)	(0.51)

Earnings per common share, assuming dilution	$0.02	$0.07	$0.09	$0.05	$0.23

Weighted average common shares and common share equivalents (B)	29,680,682	29,582,465	29,433,016	29,444,525	29,527,314

(A)	Fiscal year 2002 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter. Certain amounts have been reclassified to conform to the 2003 current-year presentation.
(B)	The weighted average common shares and common share equivalents include the common stock equivalents related to stock options.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic Security Exchange Commission reports. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

The information required by Part III of Form 10-K (items 10 through 14) is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held May 19, 2004. Such Proxy Statement involves the election of directors and we intend to file not later than 120 days after our last fiscal yearend. If the Proxy Statement is not filed with the SEC within such 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) and (c) EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Smart & Final Inc, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

3.2	Certificate of Amendment of Certificate of Incorporation of Smart & Final Inc., incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

3.3	Bylaws, incorporated by reference to Exhibit Number 3.2 from our Registration Statement on Form S-1, No. 33-41103, which became effective on July 30, 1991.

10.1	Tax Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Sharing Agreement, dated as of November 5, 1984, by and between the Company and Casino USA, as amended), incorporated by reference to Exhibit Number 10.22 from our Annual Report on Form 10-K for the fiscal year ended January 2, 1994, filed with the SEC on April 4, 1994. (SEC File No. 001-10811)

10.2	Intercompany Agreement, dated August 6, 1991, by and among Casino USA, Casino Realty, Inc. and the Company, incorporated by reference to Exhibit Number 10.24 from our Annual Report on Form 10-K for the fiscal year ended December 29, 1991, filed with the SEC on March 24, 1992. (SEC File No. 001-10811)

10.4**	Smart & Final Inc. Supplemental Deferred Compensation Plan, as amended and restated through May 16, 2000, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.5**	Smart & Final Inc. Directors Deferred Compensation Plan, as amended and restated through March 31, 1999, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.7	Smart & Final Inc. Trust for Deferred Compensation Plans, incorporated by reference to Exhibit Number 10.68 from our Annual Report on Form 10-K for the fiscal year ended December 29, 1996, filed with the SEC on March 25, 1997. (SEC File No. 001-10811)

10.8**	Supplemental Executive Retirement Plan Master Plan Document, incorporated by reference to Exhibit Number 10.86 from our Annual Report on Form 10-K for the fiscal year ended January 4, 1998, filed with the SEC on April 1, 1998; as amended by the First Amendment to the Supplemental Executive Retirement Plan Master Plan Document, incorporated by reference to Exhibit Number 10.86 from our Quarterly Report on Form 10-Q for the quarter ended March 28, 1999, filed with the SEC on May 3, 1999. (SEC File No. 001-10811)

10.9**	Smart & Final Inc. Long-Term Equity Compensation Plan (amended and restated), incorporated by reference to Exhibit A from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 13, 2002.

10.10	Asset Purchase Agreement, dated May 15, 1998, by and between the Company and United Grocers, Inc., incorporated by reference to Exhibit Number 10.93 from our Quarterly Report on Form 10-Q for the quarter ended June 21, 1998, filed with the SEC on August 4, 1998. (SEC File No. 001-10811)

10.11**	Employment Agreement, dated May 11, 1999, between the Company and Ross E. Roeder, incorporated by reference to Exhibit Number 10.119 from our Quarterly Report on Form 10-Q for the quarter ended June 20, 1999, filed with the SEC on August 3, 1999; as amended by reference to Exhibit Number 10.53 from our Quarterly Report on Form 10-Q for the quarter ended June 17, 2001, filed with the SEC on July 26, 2001.

10.12	Smart & Final Non-Employee Director Stock Plan (amended and restated), incorporated by reference to Exhibit B from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 13, 2002.

10.13**	First Amendment to Deferred Compensation Agreements, dated as of October 23, 2000, incorporated by reference to Exhibit Number 10.128 from our Quarterly Report on Form 10-Q for the quarter ended October 8, 2000, filed with the SEC on November 11, 2000.

10.15	Participation Agreement, dated as of November 30, 2001, by and among the Company, as Lessee, and various parties, as Guarantors, Holders and Lenders, and Wells Fargo Bank Northwest, National Association, as Owner Trustee, and Fleet Capital Corporation, as Administrative Agent and Arranger, and Natexis Banques Populaires, as Documentation Agent, incorporated by reference to Exhibit Number 10.18 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.16	Credit Agreement, dated as of November 30, 2001, among Wells Fargo Bank Northwest, National Association, as the Owner Trustee, various parties, as the Lenders, and Fleet Capital Corporation, as the Agent, incorporated by reference to Exhibit Number 10.19 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.17	Lease Agreement, dated as of November 30, 2001, between Wells Fargo Bank, Northwest, National Association, as Owner Trustee and Lessor, and the Company, as Lessee, incorporated by reference to Exhibit Number 10.20 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.18	Credit Agreement, dated as of November 30, 2001, among the Company, as Borrower, and various parties, as Lenders, BNP Paribas, as Administrative Agent and Lead Arranger, Harris Trust & Savings Bank, as Syndication Agent, and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, as Documentation Agent, incorporated by reference to Exhibit Number 10.21 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.20	Waiver and Amendment Agreement No. 1, dated June 4, 2002, among the Company, as Lessee, Wells Fargo Bank Northwest, National Association, as Owner Trustee and Lessor, and various parties, as Lenders and as Guarantors, incorporated by reference to Exhibit Number 99.1 from our Current Report on Form 8-K, dated June 4, 2002 and filed with the SEC on June 10, 2002.

10.21	First Amendment to Credit Agreement, dated June 4, 2002, among the Company, as Borrower, and various parties, as Lenders and as Guarantors, and BNP Paribas, as Administrative Agent for the Lenders, incorporated by reference to Exhibit Number 99.2 from our Current Report on Form 8-K, dated June 4, 2002 and filed with the SEC on June 10, 2002.

10.22	Agreement, dated June 5, 2002 through June 5, 2006, between Smart & Final Foodservice Distributors and Food Distributors Employees Association [Port Stockton], incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.23	Second Amendment to Credit Agreement, dated February 18, 2003, between the Company, as Borrower, and various parties, as Lenders and as Guarantors, and BNP Paribas, as the Administrative Agent for the Lenders, ], incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.24	Waiver and Amendment Agreement No. 2, dated February 14, 2003, among the Company, as Lessee, Wells Fargo Bank Northwest, National Association, as Owner Trustee and Lessor, and various parties, as Lenders and as Guarantors, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.25**	Severance and Consulting Services Agreement between Smart & Final Inc. and Dennis L. Chiavelli executed on May 14, 2003, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 15, 2003, filed with the SEC on July 25, 2003.

10.26	Supply Agreement made and entered into as of the 16th day of May, 2003 by and between Unified Western Grocers, Inc. and Smart & Final Oregon, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment being filed with the SEC), incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 15, 2003, filed with the SEC on July 25, 2003.

10.27	Amendment Agreement No. 3 effective as of June 1, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 15, 2003, filed with the SEC on July 25, 2003.

10.28	Third Amendment to Credit Agreement entered into as of June 1, 2003 by and among BNP Paribas and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 15, 2003, filed with the SEC on July 25, 2003.

10.29**	Severance Letter Agreement between Smart & Final Inc. and Robert Schofield dated February 28, 2003 (a portion of this exhibit has been omitted pursuant to a request for confidential treatment being filed with the SEC), incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.30	Waiver and Amendment Agreement No. 4 dated and effective as of July 11, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.31	Fourth Amendment and Waiver to Credit Agreement entered into as of July 11, 2003 by and among BNP Paribas and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.32	Share Purchase Agreement dated as of August 6, 2003 by and between Smart & Final Inc. and American Foodservice Distributors and GFS Holding, Inc. and related exhibits, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.33	Asset Purchase Agreement dated as of August 6, 2003 by and among Smart & Final Inc, Smart & Final Stores Corporation, American Foodservice Distributors and GFS Holding, Inc. and GFS Orlando, LLC, and GFS Stores, LLC and related exhibits, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.34	Asset Purchase Agreement dated as of August 18, 2003 by and among Port Stockton Food Distributors, Inc. and American Foodservice Distributors and Smart & Final Inc. and SYSCO corporation and related exhibits, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.35	Consent, Waiver, Collateral Release and Amendment Agreement No. 5A dated as of September 3, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.36	Fifth Amendment, Waiver and Collateral Release entered into as of September 3, 2003 by and among BNP Paribas and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.37	First Supplement to Consent, Waiver, Collateral release and Amendment Agreement No. 5A dated as of September 5, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.38	Asset Purchase Agreement dated as of September 11, 2003 by and between Port Stockton Food Distributors, Inc. and Smart & Final, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.39	Sixth Amendment and Waiver to Lease Agreement dated as of September 12, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.40	Sixth Amendment and Waiver to Credit Agreement entered into as of September 12, 2003 by and among BNP Paribas and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.41	Consent, Waiver and Amendment Agreement No. 5B dated as of September 26, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.42**	First Amendment to Severance and Consulting Services Agreement between Smart & Final Inc. and Dennis L. Chiavelli, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.43	Seventh Amendment to Credit Agreement entered into as of October 14, 2003 by and among BNP Paribas and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.44	Amendment Agreement No. 7 dated as of October 21, 2003 between Wells Fargo Bank Northwest, national Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.45* **	Employment Agreement between Smart & Final Inc. and Etienne Snollaerts dated as of August 4, 2003 (Exhibit C - 2004 Executive Severance Plan, Smart & Final Inc. is not filed herewith, but is filed separately as Exhibit 10.46)

10.46* **	2004 Executive Severance Plan, Smart & Final Inc., effective January 1, 2004.

10.47* **	Consulting Services Agreement between Smart & Final Inc. and Dennis L. Chiavelli dated January 14, 2004.

10.48* **	Second Amendment dated February 25, 2004 to Employment Agreement, dated January 1, 1999 and its first amendment dated May 11, 2001, between Smart & Final Inc. and Ross E. Roeder.

21*	Subsidiaries of the registrant.

23.1*	Consent of Independent Auditors, Ernst & Young LLP.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
**	Management contracts and compensatory plans, contracts and arrangements of the Company.

(b) Reports on Form 8-K:

Date Filed	Item Reported
November 6, 2003	Attaching as an Exhibit a News Release dated November 4, 2003 regarding the earnings of Smart & Final Inc. for the third quarter ended October 5, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 9, 2004.

Smart & Final Inc.

By:	/s/ Richard N. Phegley
Richard N. Phegley
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, on behalf of the Registrant and in the capacities indicated on March 9, 2004.

/s/ Ross E. Roeder Ross E. Roeder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Etienne Snollaerts Etienne Snollaerts	Director, President and Chief Operating Officer

/s/ Richard N. Phegley Richard N. Phegley	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard A. Link Richard A. Link	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Pierre Bouchut Pierre Bouchut	Director

/s/ Christian Couvreux Christian Couvreux	Director

/s/ Timm F. Crull Timm F. Crull	Director

/s/ James S. Gold James S. Gold	Director

/s/ Jean-Brice Hernu Jean-Brice Hernu	Director

/s/ David J. McLaughlin David J. McLaughlin	Director

/s/ Joël-André Ornstein Joël-André Ornstein	Director

/s/ Thomas G. Plaskett Thomas G. Plaskett	Director

SMART & FINAL INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Fiscal year 2003:
Allowance for doubtful accounts	$305	$68	$66	$307

Inventory realizable value allowance	$1,394	$785	$615	$1,564

Fiscal year 2002:
Allowance for doubtful accounts	$520	$216	$431	$305

Inventory realizable value allowance	$1,762	$430	$798	$1,394

Fiscal year 2001:
Allowance for doubtful accounts	$1,082	$20	$582	$520

Inventory realizable value allowance	$2,588	$169	$995	$1,762

Prior-year amounts have been restated to conform to the current year presentation and to reflect the results from our continuing operations.