Form 10-Q
period 2004-03-21
SMART & FINAL INC/DE
filed 2004-04-28
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 21, 2004

or

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

As of April 23, 2004, the registrant had outstanding 30,082,181 shares of common stock.

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

Many of these factors are beyond our control. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in “Item 1. Business - Risk Factors” in our 2003 Annual Report.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	March 21, 2004	December 28, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,932	$50,949
Accounts receivable, less allowance for doubtful accounts of $348 in 2004 and $307 in 2003	12,444	15,524
Inventories	127,305	123,428
Prepaid expenses and other current assets	21,621	27,069
Deferred tax assets	16,512	16,660
Assets of discontinued operations	3,795	4,681

Total current assets	233,609	238,311
Property, plant and equipment:
Land	66,798	68,042
Buildings and improvements	63,069	64,237
Leasehold improvements	111,923	113,388
Fixtures and equipment	179,783	179,079

	421,573	424,746
Less – Accumulated depreciation and amortization	182,363	177,706

Net property, plant and equipment	239,210	247,040
Assets under capital leases, net of accumulated amortization of $9,699 in 2004 and $9,417 in 2003	3,644	3,926
Goodwill	34,775	34,775
Deferred tax assets	16,123	16,123
Other assets	52,270	55,350

Total assets	$579,631	$595,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$61,970	$61,964
Accounts payable	86,239	94,402
Accrued salaries and wages	10,631	15,827
Other accrued liabilities	37,372	45,646
Liabilities of discontinued operations	4,497	7,296

Total current liabilities	200,709	225,135
Long-term liabilities:
Obligations under capital leases	4,084	4,511
Notes payable	53,477	53,496
Notes payable to affiliate	33,168	33,173
Other long-term liabilities	25,389	25,253
Workers’ compensation reserve, postretirement and postemployment benefits	42,049	40,380

Total long-term liabilities	158,167	156,813
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 30,010,271 shares issued and outstanding in 2004 and 29,922,821 in 2003)	300	299
Additional paid-in capital	208,123	207,296
Notes receivable for common stock	(91)	(100)
Accumulated other comprehensive loss	(9,737)	(9,881)
Retained earnings	22,160	15,963

Total stockholders’ equity	220,755	213,577

Total liabilities and stockholders’ equity	$579,631	$595,525

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
	(Unaudited)
Sales	$423,473	$354,637
Cost of sales, buying and occupancy	350,498	296,963

Gross margin	72,975	57,674
Operating and administrative expenses	58,110	50,399

Income from operations	14,865	7,275
Interest expense, net	3,689	2,754

Income from continuing operations before provision for income taxes	11,176	4,521
Income tax provision	(4,474)	(1,797)
Equity (loss) earnings in unconsolidated subsidiary	(106)	11

Income from continuing operations	6,596	2,735
Discontinued operations, net of tax	(399)	(2,572)

Net income	$6,197	$163

Earnings per common share:
Earnings per common share from continuing operations	$0.22	$0.09
Loss per common share from discontinued operations	(0.01)	(0.09)

Earnings per common share	$0.21	$0.01

Weighted average common shares	29,870,909	29,728,233

Earnings per common share, assuming dilution:
Earnings per common share, assuming dilution, from continuing operations	$0.21	$0.09
Loss per common share, assuming dilution, from discontinued operations	(0.01)	(0.09)

Earnings per common share, assuming dilution	$0.20	$0.01

Weighted average common shares and common share equivalents	31,259,320	29,734,260

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
	(Unaudited)
Cash Flows from Operating Activities:
Income from continuing operations	$6,596	$2,735
Adjustments to reconcile income from continuing operations to net cash provided by continuing activities:
Gain on disposal of property, plant and equipment	(169)	(28)
Depreciation	4,263	4,373
Amortization	2,930	2,688
Amortization of deferred financing costs	799	614
Deferred tax provision	147	246
Equity loss (earnings) in unconsolidated subsidiary	106	(11)
Decrease (increase) in:
Accounts receivable	3,078	5,089
Inventories	(3,877)	7,057
Prepaid expenses and other assets	4,794	(2,804)
Increase (decrease) in:
Accounts payable	(6,209)	(1,937)
Accrued salaries and wages	(5,197)	(66)
Other accrued liabilities	(6,556)	690

Net cash provided by continuing activities	705	18,646
Net cash (used in) provided by discontinued activities	(2,495)	294

Net cash (used in) provided by operating activities	(1,790)	18,940

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(2,164)	(3,657)
Proceeds from disposal of property, plant and equipment	2,661	25
Investment in capitalized software	(1,249)	(621)
Other	3,251	(378)

Net cash provided by (used in) continuing activities	2,499	(4,631)
Net cash used in discontinued activities	—	(914)

Net cash provided by (used in) investing activities	2,499	(5,545)

Cash Flows from Financing Activities:
Payments on bank line of credit	(5,000)	(12,678)
Borrowings on bank line of credit	5,000	7,500
Payments on notes payable	(444)	(418)
Proceeds from issuance of common stock, net of costs	718	—

Net cash provided by (used in) continuing activities	274	(5,596)
Net cash used in discontinued activities	—	(24)

Net cash provided by (used in) financing activities	274	(5,620)

Increase in cash and cash equivalents	983	7,775
Cash and cash equivalents at beginning of period	50,949	23,002

Cash and cash equivalents at end of period	$51,932	$30,777

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Smart & Final Inc. is a Delaware corporation and, at March 21, 2004, was a 55.6 percent owned subsidiary of Casino USA, Inc. (“Casino USA”). References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 58.6 percent of our common stock as of March 21, 2004.

The consolidated balance sheet as of March 21, 2004 and the consolidated statements of income and cash flows for the twelve weeks ended March 21, 2004 and March 23, 2003 are unaudited. In the opinion of management, all adjustments, which consisted of normal recurring items necessary for a fair presentation of these financial statements in conformity with accounting principles generally accepted in the United States, have been included.

Our fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Our fiscal year 2004 consists of 53 weeks, with thirteen weeks in the fourth quarter.

Earnings per common share are based on the weighted average number of common shares outstanding. Earnings per common share, assuming dilution, includes the weighted average number of common stock equivalents outstanding related to stock options for 4,882,114 shares of common stock.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2003 Annual Report.

2. Discontinued Operations

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”), which was substantially completed during the third quarter of 2003. During the third quarter of 2003, we also announced and completed the sale of our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”). We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures of the Florida Operations and the Northern California Foodservice Operations. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows, in thousands:

	March 21, 2004	December 28, 2003
Cash and cash equivalents	$49	$233
Trade notes and accounts receivable, net	211	605
Prepaid expenses and other current assets	1,075	1,200
Property, plant and equipment, net	2,460	2,643

Assets of discontinued operations	$3,795	$4,681

Accounts payable	$93	$238
Accrued salaries and wages	43	95
Other accrued liabilities	4,361	6,963

Liabilities of discontinued operations	$4,497	$7,296

The following table sets forth the loss from the discontinued operations of each period presented by segment, as defined in Note 10 “Segment Reporting,” in thousands. Related interest expense and income tax benefit from the discontinued operations are included under Corporate.

	Stores	Foodservice	Corporate	Total
Twelve weeks ended March 21, 2004:
Pre-tax loss from operations	$(27)	$(643)	$—	$(670)
Income tax benefit	—	—	271	271
Net (loss) income	(27)	(643)	271	(399)

Twelve weeks ended March 23, 2003:
Sales	$14,262	$93,509	$—	$107,771
Pre-tax loss from operations	(1,736)	(2,508)	(29)	(4,273)
Income tax benefit	—	—	1,701	1,701
Net (loss) income	(1,736)	(2,508)	1,672	(2,572)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead or costs.

The following table sets forth the balances at the beginning of 2004, the activities during the twelve-week quarter ended March 21, 2004 and the remaining balances at March 21, 2004, related to certain reserves for exiting Florida Operations and Northern California Foodservice Operations, in thousands.

		Twelve Weeks Ended March 21, 2004
	Balance at December 28, 2003	Charges and Adjustments	Payments	Balance at March 21, 2004
Lease termination costs	$5,477	$(181)	$(428)	$4,868
Employee severance and related obligations	2,288	383	(769)	1,902
Vendor and other obligations	1,300	—	(1,300)	—

Total	$9,065	$202	$(2,497)	$6,770

3. Litigation and Other Charges

During 2003, we recorded $13.8 million of pre-tax charges related to litigation reserves (discussed in Note 11 “Legal Actions”) and financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and lease facility.

The remaining balance of these reserves at the beginning of 2004 was $11.0 million. Payments made and applied against the reserves were $7.9 million during the twelve weeks ended March 21, 2004 and the reserve balance at March 21, 2004 was $3.1 million. The remaining reserves balance is reflected in “Other accrued liabilities” on our consolidated balance sheets.

4. Debt

Credit Agreement

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement, as amended during the third quarter of 2003, is subject to a formula based on the value of eligible accounts receivable, inventory and real properties. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. During 2003, we made pay-downs toward the Credit Agreement, primarily with the proceeds generated from the sale and divestiture of the Florida Operations and the Northern California Foodservice Operations. These pay-downs are treated as permanent reductions to the amount available. As a result, the remaining commitment under the Credit Agreement was $127.8 million at March 21, 2004. At March 21, 2004, $60.0 million of revolving loan and $5.6 million of letters of credit were outstanding and the remaining availability was $48.9 million. Interest for the Credit Agreement is at Eurodollar LIBOR or the administrative agent’s reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging between 0.30 percent to 0.50 percent. As of March 21, 2004, the six-month Eurodollar LIBOR rate was 1.15 percent.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The total Casino USA participation of $33.2 million is presented as “Notes payable to affiliate” in our consolidated balance sheets at March 21, 2004 and December 28, 2003. The Lease Agreement as amended, with a value of $86.8 million and a composite interest rate of 9.07 percent, currently provides for the financing of two distribution facilities and 14 store locations, and additionally holds $14.4 million of available funds as of March 21, 2004. The $14.4 million of available funds was generated through the sale of a Florida distribution facility and a Florida store property during the process of sale and divestiture of the Florida Operations. As of March 21, 2004, the Lease Agreement was amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

The Lease Agreement is considered a variable interest entity and subject to consolidation under Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” issued by Financial Accounting Standards Board (“FASB”). We adopted the provisions of FIN No. 46 as of June 15, 2003 and therefore, the related long-term portion of notes payable was included in our consolidated balance sheets, under “Notes payable” and “Notes payable to affiliate”. The consolidated income statement for the twelve weeks ended March 21, 2004 included $0.3 million of depreciation and interest expenses in excess of rental income that would have been recorded under the former method, in the results from continuing operations before provision for income taxes. Had consolidation of this variable interest entity been effective for the twelve weeks ended March 23, 2003, the net-of-tax reduction to the operating results would have been $0.2 million, or $0.01 per diluted share.

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

The Credit Agreement expires on November 30, 2004, and accordingly, we have classified our obligation under the Credit Agreement as a current liability in our consolidated balance sheets. However, it is our intention to negotiate and enter into a new Credit Agreement prior to its expiration. The Lease Agreement expires on November 30, 2006, and our obligations under the Lease Agreement have been classified as long-term liabilities. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities.

Interest

Interest paid on our debt aggregated $4.1 million for the twelve weeks ended March 21, 2004 and $3.0 million for the twelve weeks ended March 23, 2003.

5. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined benefit plans

We have a noncontributory pension plan covering substantially all full time employees. We fund this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (ERISA). The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
Service cost	$768	$571
Interest cost	1,167	915
Expected return on plan assets	(1,105)	(650)
Amortization of transition obligation	—	20
Amortization of prior service cost	93	81
Amortization of net actuarial loss	495	445

Net periodic benefit cost	$1,418	$1,382

We previously disclosed in our 2003 Annual Report an expected contribution of $8.3 million to this plan in 2004. We did not make a contribution to the plan during the twelve weeks ended March 21, 2004 and continue to anticipate contributing $8.3 million to fund this plan in 2004.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. The SERP was designed to provide for cost recovery through the purchase of life insurance policies on the lives of certain current and former executives. We are the sole owner and beneficiary of such policies. The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
Service cost	$89	$63
Interest cost	145	122
Amortization of prior service cost	30	27
Amortization of actuarial loss	24	9

Net periodic benefit cost	$288	$221

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

The components included in the postretirement benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
Service cost	$131	$94
Interest cost	230	190
Amortization of prior service cost	3	2
Amortization of net actuarial gain	(18)	(27)

Net periodic benefit cost	$346	$259

6. Derivatives

We have entered into an interest rate collar agreement with a major bank to limit the impact of interest rate fluctuations on floating rate debt. This agreement, expiring in November 2004, hedges principal amounts of an aggregate of $45 million and limits the effect of LIBOR fluctuations to interest rate ranges from 5.48 percent to 8.00 percent. This interest collar agreement is designed as a cash flow hedge and is considered fully effective. This agreement is marked to market every quarter, with the changes in fair value recorded as other comprehensive income (“OCI”) and any ineffective portion recorded to current earnings and included under “Interest expense, net” on our consolidated statements of income. The cumulative loss recorded to OCI as a result of net changes in the fair market value of this agreement was $1.7 million at the beginning of 2004 and $1.4 million at March 21, 2004. The increase in the fair value during the current reporting period is attributable to the reclassification of the ineffective portion from OCI to current earnings, partially offset by the impact of the slightly decreased market interest rates. The reclassification aggregated $0.5 million for the twelve weeks ended March 21, 2004 and $0.7 million for the twelve weeks ended March 23, 2003. We estimate that $1.4 million of net derivative losses included in OCI will be recognized in results of operations through the expiration of the agreement in November 2004.

7. Comprehensive Income

Comprehensive income was computed as follows, in thousands:

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
Net income	$6,197	$163
Other comprehensive income:
Net loss on derivative instruments, net of tax	(51)	(32)
Reclassification adjustments included in net income	272	400
Foreign currency translation adjustments	(77)	(136)

Total other comprehensive income	144	232

Total comprehensive income	$6,341	$395

See Note 6 “Derivatives” for the activities recorded to OCI due to changes in fair values of derivative instruments designated as cash flow hedges during the reporting period.

In accordance with accounting principles generally accepted in the United States, the functional currency for our Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in OCI.

8. Income Taxes

Smart & Final Inc. and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, we make tax sharing payments to, or receive benefits from, Casino USA based upon pre-tax income or loss for financial reporting purposes adjusted for certain agreed upon items.

Tax payments made to governments and Casino USA for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
Tax sharing payments to Casino USA	$800	$27
Taxes paid for states other than California	15	15

Total taxes paid	$815	$42

9. Stock-Based Compensation

We have stock options granted to our employees under the Long-Term Equity Compensation Plan and both employees and members of our Board of Directors under the Stock Incentive Plan. We account for options under these plans using the intrinsic value method as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Disclosures of pro forma information regarding net income and earnings per share are required under SFAS No. 123, “Accounting for Stock-Based Compensation,” which uses the fair value method as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
Dividend yield	0.0%	0.0%
Expected volatility	39%	38%
Risk-free interest rates	2.7%	5.0%
Weighted average expected lives
Executives	4.85 years	4.90 years
Non executives	4.57 years	4.60 years
Weighted-average fair value of options granted	$4.73	$1.71

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted, dollars in thousands except per share amounts:

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
Net income as reported	$6,197	$163
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	42	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	348	328

Pro forma net income (loss)	$5,891	$(165)

Earnings (loss) per share:
Basic, as reported	$0.21	$0.01

Basic, pro forma	$0.20	$(0.01)

Diluted, as reported	$0.20	$0.01

Diluted, pro forma	$0.19	$(0.01)

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995. We anticipate making additional stock-based compensation awards in the future.

10. Segment Reporting

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies included in our 2003 Annual Report.

The sales, profit or loss and other information of each segment are as follows, in thousands:

	Stores	Foodservice	Corporate Expense	Total
Twelve Weeks Ended March 21, 2004:
Sales to external customers	$423,473	$—	$—	$423,473
Cost of sales, buying and occupancy	351,910	—	(1,412)	350,498
Intercompany real estate charge (income)	3,053	—	(3,053)	—
Interest income	—	—	203	203
Interest expense	—	—	3,892	3,892
Pre-tax income (loss)	15,477	—	(4,301)	11,176
Discontinued operations, net of tax	(27)	(643)	271	(399)

As of March 21, 2004:
Total assets	421,881	3,795	153,955	579,631

Twelve Weeks Ended March 23, 2003:
Sales to external customers	$354,637	$—	$—	$354,637
Cost of sales, buying and occupancy	296,963	—	—	296,963
Intercompany real estate charge (income)	3,102	—	(3,102)	—
Interest income	—	—	135	135
Interest expense	—	—	2,889	2,889
Pre-tax income (loss)	8,813	—	(4,292)	4,521
Discontinued operations, net of tax	(1,736)	(2,508)	1,672	(2,572)

As of March 23, 2003:
Total assets	418,424	131,740	63,269	613,433

11. Legal Actions

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

In September 2003, we entered into a tentative settlement agreement for the resolution of the Camacho and Perea actions. In October 2003, the court consolidated the Camacho and Perea actions and, on October 27, 2003, preliminarily approved the settlement and set a fairness hearing and final court certification of the settlement for January 13, 2004. This court date was subsequently deferred to February 24, 2004. The final approval hearing for the Camacho and Perea actions was heard and granted by the court on February 26, 2004. Under the terms of the settlement, we paid into the settlement fund $7.6 million in cash during the first quarter of 2004 and will issue $1.5 million in scrip redeemable at our Smart & Final stores. Plaintiff’s attorney fees, costs and administrative expenses will be paid from the settlement amount. In addition, we will pay our own attorney fees and certain other expenses. For the purposes of settlement only, we are not contesting the class action designation.

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

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. This charge was adjusted in the fourth quarter of 2003 to reflect our updated assessment of the ultimate resolution of the above-named actions. We did not make any adjustment to the litigation charge in the first quarter of 2004. See Note 3 “Litigation and Other Charges” for further discussion.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2003 Annual Report. Our MD&A provides an overview of our results of operations for the twelve weeks ended March 21, 2004 as compared to the prior year quarter. This is followed by a discussion and analysis of our cash flows, capital requirements and financing activities. Lastly, we discuss new accounting pronouncements and critical accounting policies incorporated in our reported financial statements.

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Summary

Income from continuing operations was $6.6 million, or $0.21 per diluted share, for the twelve weeks ended March 21, 2004, compared to $2.7 million, or $0.09 per diluted share, for the twelve weeks ended March 23, 2003. We reported net income of $6.2 million, or $0.20 per diluted share, for the twelve weeks ended March 21, 2004, compared to net income of $0.2 million, or $0.01 per diluted share, for the twelve weeks ended March 23, 2003. The improvement was attributable to the increased net earnings from continuing operations and decreased loss from the discontinued operations.

Results of Operations

The following table shows, for the periods indicated, certain condensed consolidated statements of income data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
Sales	100.0%	100.0%
Cost of sales, buying and occupancy	82.8	83.7

Gross margin	17.2	16.3
Operating and administrative expenses	13.7	14.2

Income from operations	3.5	2.1
Interest expense, net	0.9	0.8

Income from continuing operations before provision for income taxes	2.6	1.3
Income tax provision	(1.1)	(0.5)
Equity (loss) earnings in unconsolidated subsidiary	—	—

Income from continuing operations	1.6	0.8
Discontinued operations, net of tax	(0.1)	(0.7)

Net income	1.5%	—%

Comparison of Twelve Weeks Ended March 21, 2004 with Twelve Weeks Ended March 23, 2003.

Sales

Sales from continuing operations in first quarter 2004 were $423.5 million, an increase of 19.4 percent over first quarter 2003 sales of $354.6 million. First quarter 2004 comparable store sales increased by 18.9 percent, with sales continuing to benefit from the effect of the labor action against the three largest southern California retail supermarket chains. We estimate that approximately $40 million of the first quarter sales increase resulted from the labor action which was settled in late February 2004. We estimate that approximately 105 of our stores were favorably impacted by the labor action. During first quarter 2004, we opened one new store and as of March 21, 2004, we operated 220 stores compared to 219 continuing operations stores at March 23, 2003.

Gross margin

Gross margin from continuing operations increased $15.3 million or 26.5 percent, to $73.0 million for first quarter 2004 as compared to $57.7 million for first quarter 2003. The increase in gross margin was primarily related to the sharp increase in sales and to a lesser extent the effect of adopting a new accounting pronouncement described below as of June 15, 2003. As a percentage of sales, gross margin increased to 17.2 percent for first quarter 2004 compared to 16.3 percent for first quarter 2003. The increase resulted from improvement in inventory shrinkage rates, lower occupancy costs as a percentage of sales, and the effect of adopting the new accounting pronouncement.

As of end of second quarter 2003, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” which required the consolidation of our real estate synthetic lease facility not previously consolidated. As a result, we recorded approximately $1.8 million of costs as interest expense in the first quarter of 2004 that, prior to adoption, were recorded in cost of sales as rental expense. In addition, pursuant to FIN No. 46, we recorded in first quarter 2004 approximately $0.3 million of depreciation expense in cost of sales that previously was not recorded. When compared to first quarter 2003, the net effect of FIN No. 46 to first quarter 2004 was to increase the gross margin from continuing operations as a percentage of sales by 0.4 percent.

Operating and administrative expenses

Operating and administrative expenses from continuing operations increased $7.7 million or 15.3 percent to $58.1 million for first quarter 2004 as compared to $50.4 million for first quarter 2003. The increase was largely attributable to increased labor costs, fringe benefit and incentive compensation costs, information systems costs and legal expenses. As a percentage of sales, operating and administrative expenses decreased to 13.7 percent for the 2004 first quarter from 14.2 percent for the first quarter 2003. The decrease is primarily attributable to the sharp increase in sales realized during first quarter 2004.

Interest expense, net

Interest expense, net increased to $3.7 million for first quarter 2004 as compared to $2.8 million for first quarter 2003. The increase was primarily due to the adoption of FIN No. 46 as discussed above, partially offset by lower interest expense from reduced average outstanding debt level. At the end of first quarter 2004, the outstanding balance on our revolving credit facility was $60.0 million as compared to $124.8 million at the end of first quarter 2003, a year-to-year reduction of 51.9 percent.

Income tax provision

Income tax expense was $4.5 million for first quarter 2004 as compared to $1.8 million for first quarter 2003. The quarterly effective tax rate increased slightly to 40.0 percent in 2004 from 39.7 percent in 2003.

Equity earnings in unconsolidated subsidiary

Our 100-percent owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexico holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operates ten stores in Mexico as a Mexican domestic corporation as of March 21, 2004. Our interest in the joint venture is not consolidated and is reported on the equity basis of accounting. During first quarter 2004, the equity loss from the joint venture was $0.1 million as compared to the minor earnings in first quarter 2003.

Discontinued operations

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”). During the third quarter of 2003, the transactions were completed and the Florida Operations were sold and divested. During the third quarter of 2003, we also announced and completed the sale of our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”). We retained certain residual assets and liabilities in conjunction with the sale transactions and divestitures of the Florida Operations and the Northern California Foodservice Operations. In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations in our consolidated financial statements and in the related discussions and comparisons between current and prior fiscal periods.

The following is a summary of loss and other information of the discontinued operations for the periods presented, in thousands except per diluted share values. Totals of per diluted share values may not aggregate due to rounding.

	Twelve Weeks Ended
	March 21, 2004	March 23, 2003
Sales	$—	$107,771

Pre-tax loss from operations	$(670)	$(4,273)
Income tax benefit	271	1,701

Net loss	$(399)	$(2,572)

Per diluted share:
Pre-tax loss from operations	$(0.02)	$(0.14)
Income tax benefit	0.01	0.06

Net loss	$(0.01)	$(0.09)

Pre-tax loss from discontinued operations does not include allocation of corporate overhead or costs.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities from continuing operations was $0.7 million in the first quarter of 2004, a decrease of $17.9 million compared to $18.6 million in the same quarter of 2003. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In first quarter 2004, we utilized cash to increase inventory levels to support the higher sales, funded the payment of a litigation settlement and paid certain 2003 performance-based compensation.

Net cash provided by investing activities from continuing operations was $2.5 million in first quarter 2004 compared to $4.6 million of net cash used in investing activities in first quarter 2003. The increase in first quarter 2004, as compared to the same quarter of 2003, was primarily due to the proceeds from the redemption of a certificate of deposit and sale of certain municipal bonds and increased proceeds from disposal of closed or relocated store properties.

Net cash provided by financing activities from continuing activities was $0.3 million in first quarter 2004 compared to $5.6 million of net cash used in financing activities in the first quarter of 2003. Net cash used in financing activities in first quarter 2003 primarily reflected payments on bank debt and capital leases.

At March 21, 2004, we had cash and cash equivalents of $51.9 million, stockholders’ equity of $220.8 million and debt, excluding capital leases, of $146.8 million. Our working capital was $32.9 million at March 21, 2004, compared to $13.2 million at December 28, 2003. Included in our current liabilities is a $60.0 million obligation under our bank credit facility, which we intend to restructure prior to its expiration in November 2004 (see discussion “Bank credit facility, lease facility and other financing activities” below.)

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware as well as general working capital requirements.

During the twelve weeks ended March 21, 2004, we opened one new store. New store growth and store remodeling are planned to continue in the remainder of 2004. We estimate that new capital expenditures, including investment in capitalized software, for 2004 will aggregate approximately $37 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review and may increase if opportunities develop.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory pension plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974. We previously disclosed in our 2003 Annual Report an expected contribution of $8.3 million to this plan in 2004. We did not make a contribution to the plan during the twelve weeks ended March 21, 2004 and continue to anticipate contributing $8.3 million to fund this plan in 2004.

Bank credit facility, lease facility and other financing activities

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement, as amended during the third quarter of 2003, is subject to a formula based on the value of eligible accounts receivable, inventory and real properties. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. During 2003, we made pay-downs toward the Credit Agreement, primarily with the proceeds generated from the sale and divestiture of the Florida Operations and the Northern California Foodservice Operations. These pay-downs are treated as permanent reductions to the amount available. As a result, the remaining commitment under the Credit Agreement was $127.8 million at March 21, 2004. At March 21, 2004, $60.0 million of revolving loan and $5.6 million of letters of credit were outstanding and the remaining availability was $48.9 million. Interest for the Credit Agreement is at Eurodollar LIBOR or the administrative agent’s reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging between 0.30 percent to 0.50 percent. As of March 21, 2004, the six-month Eurodollar LIBOR rate was 1.15 percent.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA, which owned 55.6 percent of our common stock at March 21, 2004. The total Casino USA participation of $33.2 million is presented as “Notes payable to affiliate” in our consolidated balance sheets at March 21, 2004 and December 28, 2003. The Lease Agreement as amended, with a value of $86.8 million and a composite interest rate of 9.07 percent, currently provides for the financing of two distribution facilities and 14 store locations, and additionally holds $14.4 million of available funds as of March 21, 2004. The $14.4 million of available funds was generated through the sale of a Florida distribution facility and a Florida store property during the process of sale and divestiture of the Florida Operations. As of March 21, 2004, the Lease Agreement was amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

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

The Credit Agreement expires on November 30, 2004, and accordingly, we have classified our obligation under the Credit Agreement as a current liability in our consolidated balance sheets. However, it is our intention to negotiate and enter into a new Credit Agreement prior to its expiration. The Lease Agreement expires on November 30, 2006, and our obligations under the Lease Agreement have been classified as long-term liabilities. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities.

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

New Accounting Pronouncements

Not applicable.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2003 Annual Report. In the quarter ended March 21, 2004, we did not make any changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. Dollar and Mexican Peso. Our major financial risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of March 21, 2004, our exposure to foreign currency risk was limited.

Interest Rate Risk

Interest rate risk is managed through the use of an interest rate collar agreement to limit the effect of interest rate fluctuations on floating rate debt. The agreement, expiring in November 2004, hedges principal amounts of an aggregate of $45 million and limits the effect of LIBOR fluctuations to interest rate ranges from 5.48% to 8.00%. This agreement was entered into with a major financial institution thereby minimizing risk of credit loss.

Credit Risk

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentrations of credit risk with respect to accounts receivables are limited due to the number of customers comprising our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Foreign Currency Risk

Our exposure to foreign currency risk is primarily limited to our operations under Smart & Final Mexico and the equity earnings in its Mexico joint venture. As of March 21, 2004, such exposure was the $5.6 million net investment in Smart & Final Mexico, comprised primarily of its Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic Securities and Exchange Commission reports. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

In September 2003, we entered into a tentative settlement agreement for the resolution of the Camacho and Perea actions. In October 2003, the court consolidated the Camacho and Perea actions and, on October 27, 2003, preliminarily approved the settlement and set a fairness hearing and final court certification of the settlement for January 13, 2004. This court date was subsequently deferred to February 24, 2004. The final approval hearing for the Camacho and Perea actions was heard and granted by the court on February 26, 2004. Under the terms of the settlement, we paid into the settlement fund $7.6 million in cash during the first quarter of 2004 and will issue $1.5 million in scrip redeemable at our Smart & Final stores. Plaintiff’s attorney fees, costs and administrative expenses will be paid from the settlement amount. In addition, we will pay our own attorney fees and certain other expenses. For the purposes of settlement only, we are not contesting the class action designation.

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

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. This charge was adjusted in the fourth quarter of 2003 to reflect our updated assessment of the ultimate resolution of the above-named actions. We did not make any adjustment to the litigation charge in the first quarter of 2004. See Note 3 of “Notes to Unaudited Consolidated Financial Statements - Litigation and Other Charges” for further discussion.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course from our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.49*	First Amendment to Smart & Final Non-Employee Director Stock Plan (amended & restated)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

(b)	Reports on Form 8-K

Date Filed	Item Reported
February 19, 2004	Attaching as an Exhibit a News Release dated February 17, 2004 regarding the appointment of Jean-Brice Hernu to board of directors, effective immediately.

February 19, 2004	Attaching as an Exhibit a News Release dated February 18, 2004 regarding the results of operations of Smart & Final Inc. for the fourth quarter ended December 28, 2003.

February 27, 2004	Attaching as an Exhibit a News Release dated February 26, 2004 regarding the succession plans for Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: April 27, 2004	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Senior Vice President and
Chief Financial Officer