Form 10-Q
period 2004-06-13
SMART & FINAL INC/DE
filed 2004-07-20
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 13, 2004

or

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

As of July 16, 2004, the registrant had outstanding 30,166,655 shares of common stock.

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

Many of these factors are beyond our control. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in “Item 1. Business - Risk Factors” in our 2003 Annual Report on Form 10-K.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	June 13, 2004	December 28, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,795	$50,949
Accounts receivable, less allowance for doubtful accounts of $330 in 2004 and $307 in 2003	13,537	15,524
Inventories	130,372	123,428
Prepaid expenses and other current assets	20,856	27,069
Deferred tax assets	16,181	16,660
Assets of discontinued operations	2,327	4,681

Total current assets	219,068	238,311
Property, plant and equipment:
Land	66,798	68,042
Buildings and improvements	63,069	64,237
Leasehold improvements	113,446	113,388
Fixtures and equipment	182,849	179,079

	426,162	424,746
Less – Accumulated depreciation and amortization	188,201	177,706

Net property, plant and equipment	237,961	247,040
Assets under capital leases, net of accumulated amortization of $9,982 in 2004 and $9,417 in 2003	3,361	3,926
Goodwill	34,775	34,775
Deferred tax assets	16,123	16,123
Other assets	53,339	55,350

Total assets	$564,627	$595,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$37,033	$61,964
Accounts payable	87,380	94,402
Accrued salaries and wages	16,112	15,827
Other accrued liabilities	32,003	45,646
Liabilities of discontinued operations	3,845	7,296

Total current liabilities	176,373	225,135
Long-term liabilities:
Obligations under capital leases	3,601	4,511
Notes payable	53,456	53,496
Notes payable to affiliate	33,154	33,173
Other long-term liabilities	25,574	25,253
Workers’ compensation reserve, postretirement and postemployment benefits	41,748	40,380

Total long-term liabilities	157,533	156,813
Commitments and contingencies Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 30,166,155 shares issued and outstanding in 2004 and 29,922,821 in 2003)	302	299
Additional paid-in capital	209,345	207,296
Notes receivable for common stock	(91)	(100)
Accumulated other comprehensive loss	(9,104)	(9,881)
Retained earnings	30,269	15,963

Total stockholders’ equity	230,721	213,577

Total liabilities and stockholders’ equity	$564,627	$595,525

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
	(Unaudited)		(Unaudited)
Sales	$457,794	$392,664	$881,267	$747,301
Cost of sales, buying and occupancy	380,603	325,880	731,101	622,843

Gross margin	77,191	66,784	150,166	124,458
Operating and administrative expenses	60,352	55,847	118,462	106,246
Litigation and other charges	—	18,400	—	18,400

Income (loss) from operations	16,839	(7,463)	31,704	(188)
Interest expense, net	3,722	2,694	7,411	5,448

Income (loss) from continuing operations before income taxes	13,117	(10,157)	24,293	(5,636)
Income taxes	(5,247)	3,480	(9,721)	1,683
Equity earnings in unconsolidated subsidiary	460	64	354	75

Income (loss) from continuing operations	8,330	(6,613)	14,926	(3,878)
Discontinued operations, net of tax	(221)	(57,318)	(620)	(59,890)

Income (loss) before cumulative effect of accounting change	8,109	(63,931)	14,306	(63,768)
Cumulative effect of accounting change (variable interest entity, net of tax of $3,534)	—	(5,301)	—	(5,301)

Net income (loss)	$8,109	$(69,232)	$14,306	$(69,069)

Earnings (loss) per common share
Earnings (loss) per common share from continuing operations	$0.28	$(0.22)	$0.50	$(0.13)
Earnings (loss) per common share from discontinued operations	(0.01)	(1.92)	(0.02)	(2.01)
Cumulative effect of accounting change per common share	—	(0.18)	—	(0.18)

Earnings (loss) per common share	$0.27	$(2.31)	$0.48	$(2.32)

Weighted average common shares	30,051,810	29,909,973	29,961,360	29,819,103

Earnings (loss) per common share, assuming dilution
Earnings (loss) per common share, assuming dilution, from continuing operations	$0.26	$(0.22)	$0.48	$(0.13)
Earnings (loss) per common share, assuming dilution, from discontinued operations	(0.01)	(1.92)	(0.02)	(2.01)
Cumulative effect of accounting change per common share, assuming dilution	—	(0.18)	—	(0.18)

Earnings (loss) per common share, assuming dilution	$0.26	$(2.31)	$0.46	$(2.32)

Weighted average common shares and common share equivalents	31,557,253	29,909,973	31,408,287	29,819,103

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003
	(Unaudited)
Cash Flows from Operating Activities:
Income (loss) from continuing operations before cumulative effect of accounting change	$14,926	$(3,878)
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting change to net cash provided by continuing activities:
Non-cash litigation and other charges, net of tax	—	11,040
Gain on disposal of property, plant and equipment	(600)	(415)
Depreciation	8,400	8,770
Amortization	5,987	5,611
Amortization of deferred financing costs	1,326	1,293
Deferred tax provision	478	162
Equity earnings in unconsolidated subsidiary	(354)	(75)
Decrease (increase) in:
Accounts receivable	2,126	3,270
Inventories	(6,944)	162
Prepaid expenses and other assets	5,746	(1,228)
Increase (decrease) in:
Accounts payable	(5,068)	9,707
Accrued salaries and wages	285	2,195
Other accrued liabilities	(10,850)	21

Net cash provided by continuing activities	15,458	36,635
Net cash (used in) provided by discontinued activities	(2,444)	3,289

Net cash provided by operating activities	13,014	39,924

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(6,962)	(9,291)
Proceeds from disposal of property, plant and equipment	2,662	1,451
Investment in capitalized software	(4,451)	(3,185)
Other	4,566	(1,381)

Net cash used in continuing activities	(4,185)	(12,406)
Net proceeds from divestitures	325	—
Net cash provided by discontinued activities	79	53

Net cash used in investing activities	(3,781)	(12,353)

Cash Flows from Financing Activities:
Payments on bank line of credit	(30,000)	(16,678)
Borrowings on bank line of credit	5,000	7,500
Payments on notes payable	(900)	(5,855)
Proceeds from issuance of common stock, net of costs	1,513	—

Net cash used in continuing activities	(24,387)	(15,033)
Net cash used in discontinued activities	—	(94)

Net cash used in financing activities	(24,387)	(15,127)

(Decrease) increase in cash and cash equivalents	(15,154)	12,444
Cash and cash equivalents at beginning of the period	50,949	23,002

Cash and cash equivalents at end of the period	$35,795	$35,446

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Smart & Final Inc. is a Delaware corporation and, at June 13, 2004, was a 55.3 percent owned subsidiary of Casino USA, Inc. (“Casino USA”). References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 58.3 percent of our common stock as of June 13, 2004.

The consolidated balance sheet as of June 13, 2004 and the consolidated statements of operations and cash flows for the twelve weeks and twenty-four weeks ended June 13, 2004 and June 15, 2003 are unaudited. In the opinion of management, all adjustments, which consisted of normal recurring items necessary for a fair presentation of these financial statements in conformity with accounting principles generally accepted in the United States, have been included.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.

Fiscal Years

Our fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Our fiscal year 2004 consists of 53 weeks, with thirteen weeks in the fourth quarter.

Earnings per Common Share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution, is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to stock options for our common stock. At June 13, 2004, we had 4,832,291 stock options outstanding.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” the following table reconciles share amounts utilized to calculate earnings per common share and earnings per common share, assuming dilution:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Net income (loss), in thousands	$8,109	$(69,232)	$14,306	$(69,069)

Earnings (loss) per common share	$0.27	$(2.31)	$0.48	$(2.32)
Effect of dilutive stock options	(0.01)	—	(0.02)	—

Earnings (loss) per common share, assuming dilution	$0.26	$(2.31)	$0.46	$(2.32)

Weighted average common shares	30,051,810	29,909,973	29,961,360	29,819,103
Effect of dilutive stock options	1,505,443	—	1,446,927	—

Weighted average common shares and common share equivalents	31,557,253	29,909,973	31,408,287	29,819,103

Anti-dilutive options excluded from the calculation of earnings (loss) per common share, assuming dilution	—	3,963,684	—	3,749,124

2. New Accounting Pronouncement

In May 2004, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Since our postretirement health care plan is a fully insured plan and is not eligible to receive the federal subsidy, we do not expect adoption of FSP No. 106-2 to have any effect on our financial condition or results of operations.

3. Discontinued Operations

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”), which was substantially completed during the third quarter of 2003. In the second quarter of 2003 we adopted a restructuring plan related to our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”) in an effort to improve its profitability. During the third quarter of 2003, we announced the sale and divestiture of our

Northern California Foodservice Operations which was substantially completed during the third quarter of 2003. We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures of the Florida Operations and the Northern California Foodservice Operations. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows, in thousands:

	June 13, 2004	December 28, 2003
Cash and cash equivalents	$119	$233
Accounts receivable, net	31	605
Prepaid expenses and other current assets	—	1,200
Property, plant and equipment, net	2,177	2,643

Assets of discontinued operations	$2,327	$4,681

Accounts payable	$77	$238
Accrued salaries and wages	—	95
Other accrued liabilities	3,768	6,963

Liabilities of discontinued operations	$3,845	$7,296

The following table sets forth the loss from the discontinued operations of each period presented by segment, as defined in Note 11 “Segment Reporting,” in thousands. Related interest expense and income tax benefit from the discontinued operations are included under Corporate.

	Stores	Foodservice	Corporate	Total
Twelve weeks ended June 13, 2004:
Pre-tax income (loss) from operations	$564	$(932)	$—	$(368)
Income tax benefit	—	—	147	147
Net income (loss)	564	(932)	147	(221)

Twelve weeks ended June 15, 2003:
Sales	$13,780	$91,366	$—	$105,146
Pre-tax loss from operations	(1,882)	(26,868)	(132)	(28,882)
Pre-tax loss on sale and divestiture	(12,100)	(34,700)	—	(46,800)
Income tax benefit	—	—	18,364	18,364
Net (loss) income	(13,982)	(61,568)	18,232	(57,318)

	Stores	Foodservice	Corporate	Total
Twenty-four weeks ended June 13, 2004:
Pre-tax income (loss) from operations	$537	$(1,575)	$—	$(1,038)
Income tax benefit	—	—	418	418
Net income (loss)	537	(1,575)	418	(620)

Twenty-four weeks ended June 15, 2003:
Sales	$28,042	$184,875	$—	$212,917
Pre-tax loss from operations	(3,618)	(29,376)	(161)	(33,155)
Pre-tax loss on sale and divestiture	(12,100)	(34,700)	—	(46,800)
Income tax benefit	—	—	20,065	20,065
Net (loss) income	(15,718)	(64,076)	19,904	(59,890)

Pre-tax income or loss from discontinued operations for all periods presented does not include an allocation of corporate overhead or costs. The pre-tax loss on sale and divestiture of $46.8 million for the twelve and twenty-four weeks ended June 15, 2003 was determined based on the excess of the carrying amount of the Florida Operations’ net assets over the estimated proceeds from sale and divestiture, net of related transactions costs. The pre-tax loss from operations of $28.9 million for the twelve weeks and $33.2 million for the twenty-four weeks ended June 15, 2003 includes pre-tax charges of $19.1 million for the Northern California Foodservice Operations associated with impairment loss, lease termination costs and severance and other employee related costs. Adjustments made in 2004 to the pre-tax loss on sale and divestiture previously reported in fiscal year 2003 are included under “Pre-tax income (loss) from operations” for the twelve and twenty-four weeks ended June 13, 2004. Such adjustments for the twelve and twenty-four weeks ended June 13, 2004 include $0.6 million of reduction in loss in the Stores segment primarily due to a reduction in the Florida stores lease obligations, and $0.6 million of additional loss in the Foodservice segment, primarily due to an increase in severance costs.

The following table sets forth the balances at the beginning of 2004, the activities during the twenty-four weeks ended June 13, 2004 and the remaining balances at June 13, 2004, related to certain reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands.

		Twenty-four Weeks Ended June 13, 2004
	Balance at December 28, 2003	Charges and Adjustments	Payments	Balance at June 13, 2004
Lease termination costs	$5,477	$(830)	$(1,167)	$3,480
Employee severance and related obligations	2,288	505	(1,217)	1,576
Vendor and other obligations	1,300	—	(1,300)	—

Total	$9,065	$(325)	$(3,684)	$5,056

4. Litigation and Other Charges

In the second quarter of 2003, we recorded $18.4 million of pre-tax charges related to litigation reserves (discussed in Note 12 “Legal Actions”) and financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and lease facility. In the third and fourth quarter of 2003, we recorded adjustments to our litigation reserves and financing-related reserves which resulted in a full year 2003 pre-tax charge of $13.8 million.

The remaining balance of these reserves at the beginning of 2004 was $11.0 million. Payments made and applied against the reserves were $8.0 million during the twenty-four weeks ended June 13, 2004 and the reserve balance at June 13, 2004 was $3.0 million. The remaining reserves balance is considered to be adequate and is reflected in “Other accrued liabilities” on our consolidated balance sheets.

5. Debt

Credit	Agreement

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement, as amended during the third quarter of 2003, is subject to a formula based on the value of eligible accounts receivable, inventory and real properties. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. During 2003 and the first two quarters of 2004, we made pay-downs toward the Credit Agreement, primarily with the proceeds generated from the sale and divestiture of the Florida Operations and the Northern California Foodservice Operations. These pay-downs, $47.2 million in 2003 and $14.3 million in the second quarter of 2004, are treated as permanent reductions to the amount available. As a result, the remaining commitment under the Credit Agreement was $113.5 million at June 13, 2004. At June 13, 2004, $35.0 million of revolving loan and $5.6 million of letters of credit were outstanding and the remaining availability was $72.9 million. Interest for the Credit Agreement is at Eurodollar LIBOR or the administrative agent’s reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging between 0.30 percent to 0.50 percent. At June 13, 2004, the six-month Eurodollar LIBOR rate was 1.86 percent.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The total Casino USA participation of $33.2 million is presented as “Notes payable to affiliate” in our consolidated balance sheets at June 13, 2004 and December 28, 2003. During the process of sale and divestiture of the Florida Operations in 2003, proceeds of $14.3 million were generated through the sale of a Florida distribution facility and a Florida store property originally covered by the

Lease Agreement. The Lease Agreement was thereafter amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. During second quarter 2004, we sold six owned store locations to the real estate trust for $14.3 million in cash which was then used to pay down the outstanding balance under our Credit Agreement. No gain or loss was recognized on this inter-company transaction. The Lease Agreement as amended, with a value of $86.8 million and a composite interest rate of 9.07 percent, currently provides for the financing of two distribution facilities and 20 store locations, including the six replacement store properties.

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

The Lease Agreement is considered a variable interest entity and subject to consolidation under Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” issued by FASB. We adopted the provisions of FIN No. 46 as of June 15, 2003 and therefore, the related properties and long-term portion of notes payable was included in our consolidated balance sheets, under “Property, plant and equipment”, “Notes payable” and “Notes payable to affiliate”. The consolidated statements of operations for the twelve weeks and twenty-four weeks ended June 15, 2003 included a $5.3 million, net of tax, cumulative effect of a change in accounting principle, or $0.18 per diluted share, representing the cumulative amount of depreciation and interest expense, in excess of the rental income as of June 15, 2003.

Income from continuing operations included $0.3 million for the twelve weeks and $0.6 million for the twenty-four weeks ended June 13, 2004, representing depreciation and interest expenses in excess of rental income that would have not been recorded under the former method. Had consolidation of this variable interest entity been effective for the twelve weeks and the twenty-four weeks ended June 15, 2003, the net-of-tax reduction to the operating results would have been $0.2 million, or $0.01 per diluted share, for the twelve weeks ended June 15, 2003, and $0.4 million, or $0.02 per diluted share, for the twenty-four weeks ended June 15, 2003.

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

Interest

Interest paid on our debt aggregated $7.9 million for the twenty-four weeks ended June 13, 2004 and $6.2 million for the twenty-four weeks ended June 15, 2003.

6. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined benefit plans

We have a noncontributory pension plan covering substantially all full time employees. We fund this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (ERISA). The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Service cost	$747	$604	$1,515	$1,175
Interest cost	1,134	969	2,301	1,884
Expected return on plan assets	(1,074)	(688)	(2,179)	(1,338)
Amortization of transition obligation	—	22	—	42
Amortization of prior service cost	90	85	183	166
Amortization of net actuarial loss	481	471	976	916

Net periodic benefit cost	$1,378	$1,463	$2,796	$2,845

We previously disclosed in our 2003 Annual Report on Form 10-K an expected contribution of $8.3 million to this plan in 2004. We made a $3.0 million contribution to fund this plan during the twenty-four weeks ended June 13, 2004. We anticipate to contribute an additional $5.3 million to fund this plan in the second half of 2004.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain executive officers in retirement. The SERP was designed to provide for cost recovery through the purchase of life insurance policies on the lives of certain current and former executives. We are the sole owner and beneficiary of such policies. The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Service cost	$89	$63	$178	$126
Interest cost	145	122	290	244
Amortization of prior service cost	30	27	60	54
Amortization of net actuarial loss	24	9	48	18

Net periodic benefit cost	$288	$221	$576	$442

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

In January 2004, the FASB issued FSP 106-1, which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Regardless of whether a sponsor elects that deferral, FSP 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act is a one-time election. The election must be made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date are first included in reported financial information pursuant to the requirements of SFAS No. 106. In accordance with FSP 106-1, the effects of the Act, if applicable, are not reflected in the measurement of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in our financial statements and accompanying notes.

As discussed above in Note 2 “New Accounting Pronouncement”, FSP106-2 will supercede FSP 106-1 when it becomes effective for our third quarter of 2004. Since our postretirement health care plan is a fully insured plan and is not eligible to receive the federal subsidy, we do not expect adoption of FSP No. 106-2 to have any effect on our financial condition or results of operations.

The components included in the postretirement benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Service cost	$131	$94	$262	$188
Interest cost	230	190	460	380
Amortization of prior service cost	3	2	6	4
Amortization of net actuarial gain	(18)	(27)	(36)	(54)

Net periodic benefit cost	$346	$259	$692	$518

7. Derivatives

We have entered into an interest rate collar agreement with a major bank to limit the impact of interest rate fluctuations on floating rate debt. At the beginning of 2004, this agreement hedged principal amounts of an aggregate of $45 million. In June 2004, this agreement was modified to hedge principal amounts of an aggregate of $30 million. This agreement limits the effect of LIBOR fluctuations to interest rate ranges from 5.48 percent to 8.00 percent and expires in November 2004. This interest collar agreement is designed as a cash flow hedge and is considered fully effective. This agreement is marked to market every quarter, with the changes in fair value recorded as other comprehensive income (“OCI”) and any ineffective portion recorded to current earnings and included under “Interest expense, net” on our consolidated statements of operations.

The cumulative loss recorded to OCI as a result of net changes in the fair market value of this agreement was $1.7 million at the beginning of 2004 and $0.5 million at June 13, 2004. The decrease in the fair value during the current reporting period is attributable to the reclassification of the ineffective portion from OCI to current earnings and the early partial termination of the agreement. The reclassification aggregated $0.4 million for the twelve weeks ended June 13, 2004 and $0.7 million for the twelve weeks ended June 15, 2003. The reclassification aggregated $0.9 million for the twenty-four weeks ended June 13, 2004 and $1.4 million for the twenty-four weeks ended June 15, 2003. We estimate that $0.5 million of net derivative losses included in OCI will be recognized in results of operations through the expiration of the agreement in November 2004.

8. Comprehensive Income

Comprehensive income or loss was computed as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Net income (loss)	$8,109	$(69,232)	$14,306	$(69,069)
Other comprehensive income (loss):
Income (loss) on derivative instruments, net of tax	235	(525)	184	(557)
Reclassification adjustments, net of tax, included in net income (loss)	261	411	533	811
Foreign currency translation adjustments	137	34	60	(102)

Total other comprehensive income (loss)	633	(80)	777	152

Total comprehensive income (loss)	$8,742	$(69,312)	$15,083	$(68,917)

See Note 7 “Derivatives” for the activities recorded to OCI due to changes in fair values of derivative instruments designated as cash flow hedges during the reporting period.

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

Tax payments made to governments and Casino USA for the periods indicated are as follows, in thousands:

	Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003
Tax sharing payments to (tax sharing benefits received from) Casino USA	$1,638	$(225)
Taxes paid to states other than California	17	46
Taxes paid to federal government	5,000	200

Total taxes paid	$6,655	$21

No tax benefit was provided on a portion of the loss on sale and divestiture of the Florida Operations recorded in the twenty-four weeks ended June 15, 2003 due to the nature of the loss.

10. Stock-Based Compensation

We have stock options granted to our employees under the Long-Term Equity Compensation Plan, both employees and members of our Board of Directors under the Stock Incentive Plan and directors only under the Non-Employee Director Stock Plan. We account for options under these plans using the intrinsic value method as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Disclosures of pro forma information regarding net income and earnings per share are required under SFAS No. 123, “Accounting for Stock-Based Compensation,” which uses the fair value method as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	39%	38%	39%	38%
Risk-free interest rates	4.7%	3.0%	2.8%	4.8%
Weighted average expected lives
Executives	4.9 years	4.9 years	4.9 years	4.9 years
Non-executives	4.6 years	4.6 years	4.6 years	4.6 years
Weighted average fair value of options granted	$7.89	$1.36	$4.96	$1.70

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Net income (loss) as reported	$8,109	$(69,232)	$14,306	$(69,069)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	35	—	77	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	393	345	737	658

Pro forma net income (loss)	$7,751	$(69,577)	$13,646	$(69,727)

Earnings (loss) per common share:
Basic, as reported	$0.27	$(2.31)	$0.48	$(2.32)

Basic, pro forma	$0.25	$(2.33)	$0.44	$(2.34)

Diluted, as reported	$0.26	$(2.31)	$0.46	$(2.32)

Diluted, pro forma	$0.24	$(2.33)	$0.42	$(2.34)

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995. We anticipate making additional stock-based compensation awards in the future.

11. Segment Reporting

Our two reportable segments are Stores and Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The Foodservice distribution segment provided delivery of food, restaurant equipment and supplies to mainly restaurant customers. As described in Note 3 “Discontinued Operations”, we have completed the sale and divestiture of the Foodservice segment in Florida and northern California and have reported the operating results from these two units as discontinued operations. Corporate is comprised primarily of corporate expenses incidental to the activities of the reportable segments, the variable interest entity and rental income from Smart & Final stores and Smart & Final Mexico. Assets included under Corporate consist primarily of owned real estate, leasehold improvements and assets of the variable interest entity. Our 50 percent-owned joint venture in Mexico is reported on the equity basis of accounting. These reportable segments are strategic business units that offer different products and services. They have been managed separately because each segment requires different technology and marketing strategies. We evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies included in our 2003 Annual Report on Form 10-K.

The sales, profit or loss and other information of each segment are as follows, in thousands:

	Stores	Foodservice	Corporate Expense	Total
Twelve Weeks Ended June 13, 2004:
Sales to external customers	$457,794	$—	$—	$457,794
Cost of sales, buying and occupancy	382,015	—	(1,412)	380,603
Intercompany real estate charge (income)	3,038	—	(3,038)	—
Interest income	—	—	179	179
Interest expense	—	—	3,901	3,901
Income (loss) from continuing operations before income taxes	17,486	—	(4,369)	13,117
Discontinued operations, net of tax	564	(932)	147	(221)

As of June 13, 2004:
Total assets	424,004	2,327	138,296	564,627

Twelve Weeks Ended June 15, 2003:
Sales to external customers	$392,664	$—	$—	$392,664
Cost of sales, buying and occupancy	325,880	—	—	325,880
Intercompany real estate charge (income)	3,080	—	(3,080)	—
Interest income	—	—	136	136
Interest expense	—	—	2,830	2,830
Income (loss) from continuing operations before income taxes	13,601	—	(23,758)	(10,157)
Discontinued operations, net of tax	(13,982)	(61,568)	18,232	(57,318)

As of June 15, 2003:
Total assets	420,046	81,553	160,691	662,290

	Stores	Foodservice	Corporate Expense	Total
Twenty-four Weeks Ended June 13, 2004:
Sales to external customers	$881,267	$—	$—	$881,267
Cost of sales, buying and occupancy	733,925	—	(2,824)	731,101
Intercompany real estate charge (income)	6,091	—	(6,091)	—
Interest income	—	—	382	382
Interest expense	—	—	7,793	7,793
Income (loss) from continuing operations before income tax	32,963	—	(8,670)	24,293
Discontinued operations, net of tax	537	(1,575)	418	(620)

Twenty-four Weeks Ended June 15, 2003:
Sales to external customers	$747,301	$—	$—	$747,301
Cost of sales, buying and occupancy	622,843	—	—	622,843
Intercompany real estate charge (income)	6,182	—	(6,182)	—
Interest income	—	—	271	271
Interest expense	—	—	5,719	5,719
Income (loss) from continuing operations before income tax	22,414	—	(28,050)	(5,636)
Discontinued operations, net of tax	(15,718)	(64,076)	19,904	(59,890)

12. Legal Actions

We were named as a defendant in a suit filed on September 13, 2001 in the Superior Court of the State of California for the County of Los Angeles. This suit, Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other store managers and assistant managers in California, alleging that we misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action sought to be classified as a “class action” and sought unspecified monetary damages.

On February 24, 2003, following an extensive period of investigation and discovery, the plaintiff filed a motion for class certification. On May 2, 2003, we filed our opposing papers to plaintiff’s motion for class certification. We believe the merits of this action did not warrant class action status and we believe we had certain defenses to the claim.

We were also named as a defendant in a suit filed on April 7, 2003 in the Superior Court of the State of California for the County of Los Angeles. This suit, Perea vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other employees who participate in the commission program in California, alleging that we improperly calculated commission payments. The action sought to be classified as a “class action” and sought unspecified monetary damages. We believe the merits of this action did not warrant class action status and we believe we had certain defenses to the claim.

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

We have been named as a defendant in a suit filed on May 24, 2001 in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former non-exempt store employee, on their behalf and on behalf of all non-exempt Smart & Final employees in California alleging that we failed to pay proper overtime and other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We filed a writ of mandate with the Court of Appeal requesting an emergency stay of the trial court’s decision and reversing the class certification. The Court of Appeal denied the writ. We petitioned the California Supreme Court for further review, which was also denied. We continue to believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim. Discovery is now underway in the case.

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. This charge was adjusted in the fourth quarter of 2003 to reflect our updated assessment of the ultimate resolution of the above-named actions. We did not make any adjustment to the litigation charge in the first two quarters of 2004. See Note 4 “Litigation and Other Charges” for further discussion.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2003 Annual Report on Form 10-K. Our MD&A provides an overview of our results of operations for the twelve weeks and twenty-four weeks ended June 13, 2004 as compared to the equivalent periods of 2003. This is followed by a discussion and analysis of our cash flows, capital requirements and financing activities. Lastly, we discuss new accounting pronouncements and critical accounting policies incorporated in our reported financial statements.

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our fiscal year 2004 consists of 53 weeks, with thirteen weeks in the fourth quarter.

Summary

We reported income from continuing operations of $8.3 million, or $0.26 per diluted share, for the twelve weeks ended June 13, 2004, an increase of $14.9 million over loss from continuing operations of $6.6 million, or $0.22 per diluted share, for the twelve weeks ended June 15, 2003. Income from continuing operations was $14.9 million, or $0.48 per diluted share, for the twenty-four weeks ended June 13, 2004, an increase of $18.8 million over loss from continuing operations of $3.9 million, or $0.13 per diluted share, for the twenty-four weeks ended June 15, 2003. Included in the results for the twelve-week and twenty-four-week periods of 2003 were pre-tax charges of $18.4 million related to litigation and other charges (see “Litigation and Other Charges” below).

We reported net income of $8.1 million, or $0.26 per diluted share, for the twelve weeks ended June 13, 2004, compared to net loss of $69.2 million, or $2.31 per diluted share, for the twelve weeks ended June 15, 2003. Net income was $14.3 million, or $0.46 per diluted share, for the twenty-four weeks ended June 13, 2004, compared to net loss of $69.1 million, or $2.32 per diluted share, for the twenty-four weeks ended June 15, 2003. The year-to-year improvement was attributable to the increased net earnings from continuing operations, decreased loss from the discontinued operations and the absence of $18.4 million pre-tax litigation and other charges and $5.3 million cumulative effect of accounting change, net of tax, (see “Accounting Change” below) recorded in second quarter 2003.

Results of Operations

The following table shows, for the periods indicated, certain condensed consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	83.1	83.0	83.0	83.3

Gross margin	16.9	17.0	17.0	16.7
Operating and administrative expenses	13.2	14.2	13.4	14.2
Litigation and other charges	—	4.7	—	2.5

Income (loss) from operations	3.7	(1.9)	3.6	—
Interest expense, net	0.8	0.7	0.8	0.7

Income (loss) from continuing operations before income taxes	2.9	(2.6)	2.8	(0.8)
Income taxes	(1.1)	0.9	(1.1)	0.2
Equity earnings in unconsolidated subsidiary	0.1	—	—	—

Income (loss) from continuing operations	1.8	(1.7)	1.7	(0.5)
Discontinued operations, net of tax	—	(14.6)	(0.1)	(8.0)

Income (loss) before cumulative effect of accounting change	1.8	(16.3)	1.6	(8.5)
Cumulative effect of accounting change (variable interest entity, net of tax)	—	(1.4)	—	(0.7)

Net income (loss)	1.8%	(17.6)%	1.6%	(9.2)%

Comparison of Twelve Weeks Ended June 13, 2004 with Twelve Weeks Ended June 15, 2003.

Sales

Sales from continuing operations in second quarter 2004 were $457.8 million, an increase of 16.6 percent over second quarter 2003 sales of $392.7 million. Second quarter 2004 comparable store sales increased by 16.3 percent. During second quarter 2004, we relocated one store and as of June 13, 2004, we operated 220 stores compared to 219 continuing operations stores at June 15, 2003.

Gross margin

Gross margin from continuing operations increased $10.4 million or 15.6 percent, to $77.2 million for second quarter 2004 as compared to $66.8 million for second quarter 2003. The increase in gross margin was primarily related to the significant increase in sales over the prior year quarter. As a percentage of sales, gross margin decreased slightly to 16.9 percent for second quarter 2004 compared to 17.0 percent for second quarter 2003. The decrease was primarily due to sales mix changes partially offset by lower occupancy costs as a percentage of sales and the effect of adopting a new accounting pronouncement in 2003.

As of end of second quarter 2003, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” which required the consolidation of our real estate synthetic lease facility not previously consolidated. As a result, we recorded approximately $1.8 million of costs as interest expense in second quarter 2004 that, prior to adoption, were recorded in cost of sales as rental expense. In addition, pursuant to FIN No. 46, we recorded in second quarter 2004 approximately $0.3 million of depreciation expense in cost of sales that previously was not recorded. When compared to second quarter 2003, the net effect of FIN No. 46 to second quarter 2004 was to increase the gross margin from continuing operations as a percentage of sales by 0.4 percent.

Operating and administrative expenses

Operating and administrative expenses from continuing operations increased $4.5 million or 8.1 percent to $60.4 million for second quarter 2004 as compared to $55.8 million for second quarter 2003. The increase was largely attributable to increased labor costs, fringe benefit and incentive compensation costs and marketing expense. As a percentage of sales, operating and administrative expenses decreased to 13.2 percent for the 2004 second quarter from 14.2 percent for the 2003 second quarter. The decrease is primarily attributable to sales increasing at a faster rate than overall operating and administrative expenses.

Litigation and other charges

In second quarter 2003, we recorded an $18.4 million pre-tax charge related to litigation reserves, as well as, financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and lease facility.

Interest expense, net

Interest expense, net increased to $3.7 million for second quarter 2004 as compared to $2.7 million for second quarter 2003. The increase was primarily due to the adoption of FIN No. 46 as discussed above and the partial early termination cost of an interest rate hedging arrangement, partially offset by lower interest expense from reduced average outstanding debt level. During second quarter 2004, we reduced our outstanding obligation under our revolving bank credit facility by $25.0 million. At the end of second quarter 2004, the outstanding balance on our revolving bank credit facility was $35.0 million as compared to $120.8 million at the end of second quarter 2003, a year-to-year reduction of 71.0 percent.

Income tax provision

Income tax expense was $5.2 million for second quarter 2004 as compared to income tax benefit of $3.5 million for second quarter 2003. The effective tax rate for second quarter 2004 was 40.0 percent, which is consistent with our estimated effective tax provision rate for the 2004 fiscal year. The effective tax rate for second quarter 2003 of 34.3 percent reflected the estimated benefit of losses at a lower utilization rate than the statutory rate.

Comparison of Twenty-four Weeks Ended June 13, 2004 with Twenty-four Weeks Ended June 15, 2003.

Sales

Sales from continuing operations in the first two quarters of 2004 were $881.3 million, an increase of 17.9 percent over the sales of $747.3 million in the first two quarters of 2003. The comparable store sales in the first two quarters of 2004 increased by 17.5 percent from the same period of 2003. Sales for the first two quarters of 2004 benefited from the effect of the labor action against the three largest southern California retail supermarket chains which was settled in late February 2004. We estimate that approximately 105 of our stores were favorably impacted by the labor action. During the first two quarters of 2004, we opened one new store and relocated one store.

Gross margin

Gross margin from continuing operations increased $25.7 million or 20.7 percent, to $150.2 million for the first two quarters of 2004 as compared to $124.5 million for the comparable 2003 period. The increase in gross margin was primarily related to the significant increase in sales over the comparable 2003 period. As a percentage of sales, gross margin increased to 17.0 percent for the first two quarters of 2004 compared to 16.7 percent for the comparable 2003 period. The increase was primarily due to lower occupancy costs as a percentage of sales and the effect of adopting a new accounting pronouncement in 2003, partially offset by sales mix changes.

As of end of second quarter 2003, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” which required the consolidation of our real estate synthetic lease facility not previously consolidated. As a result, we recorded approximately $3.6 million of costs as interest expense in the first two quarters of 2004 that, prior to adoption, were recorded in cost of sales as rental expense. In addition, pursuant to FIN No. 46, we recorded in the first two quarters of 2004 approximately $0.6 million of depreciation expense in cost of sales that previously was not recorded. When compared to the comparable 2003 period, the net effect of FIN No. 46 to the first two quarters of 2004 was to increase the gross margin from continuing operations as a percentage of sales by 0.3 percent.

Operating and administrative expenses

Operating and administrative expenses from continuing operations increased $12.3 million or 11.5 percent to $118.5 million for the first two quarters of 2004 as compared to $106.2 million for the same period in 2003. The increase was largely attributable to increased labor costs, fringe benefit and incentive compensation costs, marketing expenses and information systems costs. As a percentage of sales, operating and administrative expenses decreased to 13.4 percent for the first two quarters of 2004 from 14.2 percent for the comparable 2003 period. The decrease is primarily attributable to sales increasing at a faster rate than overall operating and administrative expenses.

Litigation and other charges

In second quarter 2003, we recorded an $18.4 million pre-tax charge related to litigation reserves, as well as, financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and lease facility.

Interest expense, net

Interest expense, net increased to $7.4 million for the first two quarters of 2004 as compared to $5.4 million for the same period of 2003. The increase was primarily due to the adoption of FIN No. 46 as discussed above and the partial early termination cost of an interest rate hedging arrangement, partially offset by lower interest expense from reduced average outstanding debt level as discussed above. During the first two quarters of 2004, we reduced our outstanding obligation under our revolving bank credit facility by $25.0 million.

Income tax provision

Income tax expense was $9.7 million for the first two quarters of 2004 as compared to income tax benefit of $1.7 million for the same period of 2003. The 2004 year-to-date effective tax rate was 40.0 percent which is consistent with our estimated effective tax provision rate for the 2004 fiscal year. The 2003 year-to-date effective tax rate of 30.0 percent reflected the estimated benefit of losses at a lower utilization rate than the statutory rate.

Equity Earnings in Unconsolidated Subsidiary

Our 100-percent owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexico holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operated ten stores in Mexico as a Mexican domestic corporation as of June 13, 2004. Our interest in the joint venture is not consolidated and is reported on the equity basis of accounting. During second quarter 2004, the equity earnings from the joint venture was $0.5 million as compared to the earnings of $0.1 million in second quarter 2003. During the first two quarters of 2004, the equity earnings was $0.4 million as compared to the earnings of $0.1 million in the same period of 2003.

Discontinued Operations

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”), which was substantially completed during the third quarter of 2003. In the second quarter of 2003 we adopted a restructuring plan related to our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”) in an effort to improve its profitability. During the third quarter of 2003, we announced the sale and divestiture of our Northern California Foodservice Operations which was substantially completed during the third quarter of 2003. We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures of the Florida Operations and the Northern California

Foodservice Operations. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations.

The following is a summary of loss and other information of the discontinued operations for the periods presented, in thousands except per diluted share values. Totals of per diluted share values may not aggregate due to rounding.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Sales	$—	$105,146	$—	$212,917

Pre-tax loss from operations	$(368)	$(28,882)	$(1,038)	$(33,155)
Pre-tax loss on sale and divestiture	—	(46,800)	—	(46,800)
Income tax benefit	147	18,364	418	20,065

Net loss	$(221)	$(57,318)	$(620)	$(59,890)

Per diluted share:
Pre-tax loss from operations	$(0.01)	$(0.97)	$(0.03)	$(1.11)
Pre-tax loss on sale and divestiture	—	(1.56)	—	(1.57)
Income tax benefit	—	0.61	0.01	0.67

Net loss	$(0.01)	$(1.92)	$(0.02)	$(2.01)

Pre-tax loss from discontinued operations for all periods presented does not include an allocation of corporate overhead or costs. The pre-tax loss on sale and divestiture of $46.8 million for the twelve and twenty-four weeks ended June 15, 2003 was determined based on the excess of the carrying amount of the Florida Operations’ net assets over the estimated proceeds from sale and divestiture, net of related transactions costs. The pre-tax loss from operations of $28.9 million for the twelve weeks and $33.2 million for the twenty-four weeks ended June 15, 2003 includes pre-tax charges of $19.1 million for the Northern California Foodservice Operations associated with impairment loss, lease termination costs and severance and other employee related costs. Adjustments made in 2004 to the pre-tax loss on sale and divestiture previously reported in fiscal year 2003 are included under “Pre-tax loss from operations” for the twelve and twenty-four weeks ended June 13, 2004. Such adjustments for the twelve and twenty-four weeks ended June 13, 2004 include $0.6 million of reduction in loss in the Stores segment primarily due to a reduction in the Florida stores lease obligations, and $0.6 million of additional loss in the Foodservice segment, primarily due to an increase in severance costs.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities from continuing operations was $15.5 million in the first two quarters of 2004, a decrease of $21.1 million compared to $36.6 million in the comparable 2003 period. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In the first two quarters of 2004, we utilized cash to increase inventory levels to support the higher sales, funded the payment of a litigation settlement, and paid federal income taxes and certain 2003 performance-based compensation.

Net cash used in investing activities from continuing operations was $4.2 million in the first two quarters of 2004 compared to $12.4 million in the comparable 2003 period. The decrease in net cash used, was primarily due to the proceeds from the redemption of a certificate of deposit and sale of certain municipal bonds and increased proceeds from disposal of closed or relocated store properties. Investment in property, plant and equipment also decreased but was partially offset by increased investment in software.

Net cash used in financing activities from continuing activities was $24.4 million in the first two quarters of 2004 compared to $15.1 million in the comparable 2003 period. Net cash used in financing activities for the first two quarters of 2004 reflected the $25.0 million payments on our outstanding obligation under our revolving bank credit facility.

At June 13, 2004, we had cash and cash equivalents of $35.8 million, stockholders’ equity of $230.7 million and debt, excluding capital leases, of $121.8 million. Our working capital was $42.7 million at June 13, 2004, compared to $13.2 million at December 28, 2003. Included in our current liabilities is a $35.0 million obligation under our bank credit facility, which we intend to restructure prior to its expiration in November 2004 (see discussion “Bank credit facility, lease facility and other financing activities” below.)

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware as well as general working capital requirements.

During the twenty-four weeks ended June 13, 2004, we opened one new store and relocated one store. New store growth and store remodeling are planned to continue in the remainder of 2004. We estimate that new capital expenditures, including investment in capitalized software, for 2004 will aggregate approximately $37 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review and may increase if opportunities develop.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory pension plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974. We previously disclosed in our 2003 Annual Report on Form 10-K an expected contribution of $8.3 million to this plan in 2004. We made a $3.0 million contribution to fund this plan during the twenty-four weeks ended June 13, 2004. We anticipate to contribute an additional $5.3 million to fund this plan in the second half of 2004.

Bank credit facility, lease facility and other financing activities

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement, as amended during the third quarter of 2003, is subject to a formula based on the value of eligible accounts receivable, inventory and real properties. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. During 2003 and the first two quarters of 2004, we made pay-downs toward the Credit Agreement, primarily with the proceeds generated from the sale and divestiture of the Florida Operations and the Northern California Foodservice Operations. These pay-downs, $47.2 million in 2003 and $14.3 million in the second quarter of 2004, are treated as permanent reductions to the amount available. As a result, the remaining commitment under the Credit Agreement was $113.5 million at June 13, 2004. At June 13, 2004, $35.0 million of revolving loan and $5.6 million of letters of credit were outstanding and the remaining availability was $72.9 million. Interest for the Credit Agreement is at Eurodollar LIBOR or the administrative agent’s reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging between 0.30 percent to 0.50 percent. At June 13, 2004, the six-month Eurodollar LIBOR rate was 1.86 percent.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The total Casino USA participation of $33.2 million is presented as “Notes payable to affiliate” in our consolidated balance sheets at June 13, 2004 and December 28, 2003. During the process of sale and divestiture of the Florida Operations in 2003, proceeds of $14.3 million were generated through the sale of a Florida distribution facility and a Florida store property originally covered by the Lease Agreement. The Lease Agreement was thereafter amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. During second quarter 2004, we sold six owned store locations to the real estate trust for $14.3 million in cash which was then used to pay down the outstanding balance under our Credit Agreement. No gain or loss was recognized on this inter-company transaction. The Lease Agreement as amended, with a value of $86.8 million and a composite interest rate of 9.07 percent, currently provides for the financing of two distribution facilities and 20 store locations, including the six replacement store properties.

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

New Accounting Pronouncements

In May 2004, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Since our postretirement health care plan is a fully insured plan and is not eligible to receive the federal subsidy, we do not expect adoption of FSP No. 106-2 to have any effect on our financial condition or results of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2003 Annual Report on Form 10-K. As of June 13, 2004, we did not make any changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. Dollar and Mexican Peso. Our primary market risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of June 13, 2004, our exposure to foreign currency risk was limited.

Interest Rate Risk

Interest rate risk is managed through the use of an interest rate collar agreement to limit the effect of interest rate fluctuations on floating rate debt. The agreement, expiring in November 2004, hedges principal amounts of an aggregate of $30 million and limits the effect of LIBOR fluctuations to interest rate ranges from 5.48 percent to 8.00 percent. This agreement was entered into with a major financial institution thereby minimizing risk of credit loss.

Credit Risk

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentrations of credit risk with respect to accounts receivables are limited due to the number of customers comprising our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Foreign Currency Risk

Our exposure to foreign currency risk is primarily limited to our operations of Smart & Final Mexico and the equity earnings in its Mexico joint venture. As of June 13, 2004, such exposure was the $6.2 million net investment in Smart & Final Mexico, comprised primarily of its Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were named as a defendant in a suit filed on September 13, 2001 in the Superior Court of the State of California for the County of Los Angeles. This suit, Camacho vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other store managers and assistant managers in California, alleging that we misclassified the status of store managers and assistant managers in California as exempt employees for employment purposes. The action sought to be classified as a “class action” and sought unspecified monetary damages.

On February 24, 2003, following an extensive period of investigation and discovery, the plaintiff filed a motion for class certification. On May 2, 2003, we filed our opposing papers to plaintiff’s motion for class certification. We believe the merits of this action did not warrant class action status and we believe we had certain defenses to the claim.

We were also named as a defendant in a suit filed on April 7, 2003 in the Superior Court of the State of California for the County of Los Angeles. This suit, Perea vs. Smart & Final Inc., was filed by the plaintiff, on his behalf and on behalf of all other employees who participate in the commission program in California, alleging that we improperly calculated commission payments. The action sought to be classified as a “class action” and sought unspecified monetary damages. We believe the merits of this action did not warrant class action status and we believe we had certain defenses to the claim.

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

We have been named as a defendant in a suit filed on May 24, 2001 in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former non-exempt store employee, on their behalf and on behalf of all non-exempt Smart & Final employees in California alleging that we failed to pay proper overtime and other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We filed a writ of mandate with the Court of Appeal requesting an emergency stay of the trial court’s decision and reversing the class certification. The Court of Appeal denied the writ. We petitioned the California Supreme Court for further review, which was also denied. We continue to believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim. Discovery is now underway in the case.

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. This charge was adjusted in the fourth quarter of 2003 to reflect our updated assessment of the ultimate resolution of the above-named actions. We did not make any adjustment to the litigation charge in the first two quarters of 2004. See Note 4 to the accompanying financial statements, “Litigation and Other Charges” for further discussion.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Smart & Final Inc. was held on May 19, 2004. At the meeting, stockholders

1.	elected four directors to serve on our Board of Directors until the 2007 annual meeting and until their successors have been elected and qualified; and

2.	approved our amended and restated Certificate of Incorporation and amended and restated Bylaws which provide for the declassification of our Board of Directors.

The four directors elected at the meeting were Pierre B. Bouchut, David J. McLaughlin, Thomas G. Plaskett and Etienne Snollaerts. The directors whose term of office as a director continued after the meeting are Christian P. Couvreux, Timm F. Crull, James S. Gold, Jean-Brice Hernu, Joël-André Ornstein, and Ross E. Roeder.

The votes cast for or withheld for each nominee for office as a director were as follows:

	VOTES
	For	Withheld
Pierre P. Bouchut	25,416,933	3,224,117
David J. McLaughlin	27,337,365	1,303,685
Thomas G. Plaskett	27,336,915	1,304,135
Etienne Snollaerts	25,658,415	2,982,635

The votes cast for or against, as well as the number of abstentions for the approval of amended and restated Certificate of Incorporation and amended and restated Bylaws were as follows:

	VOTES
	For	Against	Abstentions	Broker Non-Vote
Approval of amended and restated Certificate of Incorporation and amended and restated Bylaws	28,564,780	68,527	7,743	—

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.45* **	Amended and Restated Employment Agreement between Smart & Final Inc. and Etienne Snollaerts dated as of May 17, 2004. (Replacing Exhibit 10.45 Employment agreement dated as of August 4, 2003, filed with the SEC on March 10, 2004 with our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Management contracts and compensatory plans, contracts and arrangements of the Company.

(b)	Reports on Form 8-K

Date Filed	Item Reported
April 13, 2004	Attaching as an Exhibit a News Release dated April 12, 2004 regarding the results of operations of Smart & Final Inc. for the first quarter ended March 21, 2004.

May 12, 2004	Disclosure of certain 2003 quarterly financial information to provide additional comparative detail regarding “Continuing Operations.”

May 20, 2004	Attaching as an Exhibit a News Release dated May 19, 2004 regarding the completion of Chief Executive Officer succession, the appointment of one new director to the Board of Directors, the re-election of four directors of the Board of Directors, and the approval of amendment and restatement of the Company’s certificate of incorporation and bylaws.

June 4, 2004	Attaching as an Exhibit a News Release dated June 4, 2004 noting share price movement and that the Company is unaware of any material development.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: July 20, 2004	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Senior Vice President and
Chief Financial Officer