Form 10-Q
period 2004-10-03
SMART & FINAL INC/DE
filed 2004-11-10
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

or

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

As of November 8, 2004, the registrant had outstanding 30,665,443 shares of common stock.

SMART & FINAL INC.

Forward-Looking Statements

When used in this report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including known and unknown factors as included in the periodic filings by Smart & Final Inc. with the Securities and Exchange Commission and those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	increased competitive pressures;

•	deterioration in national or regional economic conditions;

•	interruption and/or inability to obtain adequate supplies of products; and

•	adverse state or federal legislation or regulation that increases the costs of compliance or adverse findings by a regulator with respect to existing operations.

Many of these factors are beyond our control. Comparability of current and future operating trends and results may be also impacted by other important factors, most notably the effect of the labor action against the three largest southern California retail supermarket chains which commenced early in the 2003 fourth quarter and which was settled in February 2004. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in “Item 1. Business - Risk Factors” in our 2003 Annual Report on Form 10-K. Except as specifically set forth herein, we undertake no obligation to update any such forward-looking or other statement.

SMART & FINAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	October 3, 2004	December 28, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,746	$50,949
Accounts receivable, less allowance for doubtful accounts of $369 in 2004 and $307 in 2003	13,461	15,524
Inventories	136,186	123,428
Prepaid expenses and other current assets	16,371	27,069
Deferred tax assets	16,035	16,660
Assets of discontinued operations	2,133	4,681

Total current assets	235,932	238,311
Property, plant and equipment:
Land	66,098	68,042
Buildings and improvements	62,583	64,237
Leasehold improvements	116,255	113,388
Fixtures and equipment	187,260	179,079

	432,196	424,746
Less – Accumulated depreciation and amortization	194,867	177,706

Net property, plant and equipment	237,329	247,040
Assets under capital leases, net of accumulated amortization of $7,523 in 2004 and $9,417 in 2003	2,230	3,926
Goodwill	34,775	34,775
Deferred tax assets	16,123	16,123
Other assets	59,515	56,743

Total assets	$585,904	$596,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$31,334	$61,964
Accounts payable	95,950	94,402
Accrued salaries and wages	20,756	17,220
Other accrued liabilities	35,164	45,646
Liabilities of discontinued operations	2,964	7,296

Total current liabilities	186,168	226,528
Long-term liabilities:
Obligations under capital leases	2,918	4,511
Notes payable	53,416	53,496
Notes payable to affiliate	33,147	33,173
Other long-term liabilities	26,236	25,253
Workers’ compensation reserve, postretirement and postemployment benefits	37,543	40,380

Total long-term liabilities	153,260	156,813
Commitments and contingencies Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 30,724,113 shares issued and outstanding in 2004 and 29,922,821 in 2003)	307	299
Additional paid-in capital	214,776	207,296
Retained earnings	41,967	15,963
Accumulated other comprehensive loss	(9,115)	(9,881)
Notes receivable for common stock	(75)	(100)
Treasury stock, at cost, 86,475 shares in 2004	(1,384)	—

Total stockholders’ equity	246,476	213,577

Total liabilities and stockholders’ equity	$585,904	$596,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMART & FINAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
	(Unaudited)		(Unaudited)
Sales	$603,161	$538,392	$1,484,428	$1,285,693
Cost of sales, buying and occupancy	494,466	442,892	1,225,567	1,065,735

Gross margin	108,695	95,500	258,861	219,958
Operating and administrative expenses	85,470	77,042	203,932	183,288
Litigation and other charges	—	(400)	—	18,000

Income from operations	23,225	18,858	54,929	18,670
Interest expense, net	3,448	5,976	10,859	11,424

Income from continuing operations before income taxes	19,777	12,882	44,070	7,246
Income tax provision	(7,908)	(4,858)	(17,629)	(3,175)
Equity earnings in unconsolidated subsidiary	131	297	485	372

Income from continuing operations	12,000	8,321	26,926	4,443
Discontinued operations, net of tax	(302)	(7,405)	(922)	(67,295)

Income (loss) before cumulative effect of accounting change	11,698	916	26,004	(62,852)
Cumulative effect of accounting change (variable interest entity, net of tax of $3,534)	—	—	—	(5,301)

Net income (loss)	$11,698	$916	$26,004	$(68,153)

Earnings (loss) per common share
Earnings per common share from continuing operations	$0.40	$0.28	$0.90	$0.15
Loss per common share from discontinued operations	(0.01)	(0.25)	(0.03)	(2.26)
Cumulative effect of accounting change per common share	—	—	—	(0.18)

Earnings (loss) per common share	$0.39	$0.03	$0.86	$(2.29)

Weighted average common shares	30,248,982	29,740,307	30,076,409	29,787,585

Earnings (loss) per common share, assuming dilution
Earnings per common share, assuming dilution, from continuing operations	$0.37	$0.28	$0.85	$0.15
Loss per common share, assuming dilution, from discontinued operations	(0.01)	(0.25)	(0.03)	(2.26)
Cumulative effect of accounting change per common share, assuming dilution	—	—	—	(0.18)

Earnings (loss) per common share, assuming dilution	$0.36	$0.03	$0.82	$(2.29)

Weighted average common shares and common share equivalents	32,183,765	29,924,408	31,718,478	29,787,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMART & FINAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Forty Weeks Ended
	October 3, 2004	October 5, 2003
	(Unaudited)
Cash Flows from Operating Activities:
Income from continuing operations before cumulative effect of accounting change	$26,926	$4,443
Adjustments to reconcile income from continuing operations before cumulative effect of accounting change to net cash provided by continuing activities:
Non-cash litigation and other charges, net of tax	—	10,800
Gain on disposal of property, plant and equipment	(373)	(614)
Depreciation	13,854	14,803
Amortization	9,892	10,307
Amortization of deferred financing costs	1,326	2,378
Deferred tax provision	625	611
Equity earnings in unconsolidated subsidiary	(485)	(372)
Decrease (increase) in:
Accounts receivable	2,672	3,366
Inventories	(12,759)	1,822
Prepaid expenses and other assets	8,018	(1,068)
Increase (decrease) in:
Accounts payable	3,502	3,082
Accrued salaries and wages	3,536	4,375
Other accrued liabilities	(11,453)	1,856

Net cash provided by continuing activities	45,281	55,789
Net cash used in discontinued activities	(3,439)	(4,778)

Net cash provided by operating activities	41,842	51,011

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(15,690)	(16,602)
Proceeds from disposal of property, plant and equipment	4,375	1,586
Investment in capitalized software	(8,935)	(7,224)
Other	5,544	(1,502)

Net cash used in continuing activities	(14,706)	(23,742)
Net proceeds from divestitures	325	37,898
Net cash provided by discontinued activities	226	14,252

Net cash (used in) provided by investing activities	(14,155)	28,408

Cash Flows from Financing Activities:
Payments on bank line of credit	(35,000)	(62,500)
Borrowings on bank line of credit	5,000	7,500
Payments on notes payable	(1,455)	(6,394)
Proceeds from issuance of common stock, net of costs	4,565	40

Net cash used in continuing activities	(26,890)	(61,354)
Net cash used in discontinued activities	—	(142)

Net cash used in financing activities	(26,890)	(61,496)

Increase in cash and cash equivalents	797	17,923
Cash and cash equivalents at beginning of the period	50,949	23,002

Cash and cash equivalents at end of the period	$51,746	$40,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

1. Basis of Presentation

Smart & Final Inc. is a Delaware corporation and, at October 3, 2004, was a 54.5 percent owned subsidiary of Casino USA, Inc. (“Casino USA”). References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 57.4 percent of our common stock as of October 3, 2004.

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of December 28, 2003 was derived from audited financial statements. Due to their summary nature, these financial statements do not include all disclosures required by accounting principles generally accepted in the Untied States for complete financial statements.

In the opinion of management, these financial statements include all adjustments, which consisted of normal recurring items necessary for a fair presentation for such periods in conformity with accounting principles generally accepted in the United States, but should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior periods to conform to current presentations.

Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.

Fiscal Years

Our fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Our fiscal year 2004 consists of 53 weeks, with thirteen weeks in the fourth quarter.

Earnings per Common Share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution, is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to stock options for our common stock and restricted stock. At October 3, 2004, we had 4,342,443 stock options and restricted stock outstanding.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” the following table reconciles share amounts utilized to calculate earnings or loss per common share and earnings or loss per common share, assuming dilution:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Net income (loss), in thousands	$11,698	$916	$26,004	$(68,153)

Earnings (loss) per common share	$0.39	$0.03	$0.86	$(2.29)
Effect of dilutive stock options	(0.03)	—	(0.04)	—

Earnings (loss) per common share, assuming dilution	$0.36	$0.03	$0.82	$(2.29)

Weighted average common shares	30,248,982	29,740,307	30,076,409	29,787,585
Effect of dilutive stock options	1,934,783	184,101	1,642,069	—

Weighted average common shares and common share equivalents	32,183,765	29,924,408	31,718,478	29,787,585

Shares issued upon exercises or satisfaction of required conditions were 557,958 for the sixteen weeks ended October 3, 2004 and 801,292 for the forty weeks ended October 3, 2004.

2. New Accounting Pronouncement

In May 2004, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. We are currently assessing the effect of adoption of FSP 106-2 on our financial condition or results of operations.

3. Discontinued Operations

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”) after suffering several years of losses in these operations. In the second quarter of 2003 we adopted a restructuring plan related to our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”) in an effort to improve its profitability. During the third quarter of 2003, we announced the sale and divestiture of our Northern California Foodservice Operations which, coupled with the sale and divestiture of our Florida Operations, allowed us to further concentrate our management focus on our core store operations and concentrate our resources to strengthen our balance sheet and on continued development of our two store formats. The sale and divestiture of both Florida Operations and Northern California Foodservice Operations were substantially completed during the third quarter of 2003. We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the condensed consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows, in thousands:

	October 3, 2004	December 28, 2003
Cash and cash equivalents	$—	$233
Accounts receivable, net	4	605
Prepaid expenses and other current assets	—	1,200
Property, plant and equipment, net	2,129	2,643

Assets of discontinued operations	$2,133	$4,681

Accounts payable	$16	$238
Accrued salaries and wages	8	95
Other accrued liabilities	2,940	6,963

Liabilities of discontinued operations	$2,964	$7,296

The following table sets forth the loss from the discontinued operations of each period presented by segment, as defined in Note 12 “Segment Reporting,” in thousands. Related interest expense and income tax benefit from the discontinued operations are included under Corporate.

	Stores	Foodservice	Corporate	Total
Sixteen weeks ended October 3, 2004:
Pre-tax loss from operations	$(39)	$(464)	$—	$(503)
Income tax benefit	—	—	201	201
Net (loss) income	(39)	(464)	201	(302)
Sixteen weeks ended October 5, 2003:
Sales	$11,806	$80,749	$—	$92,555
Pre-tax loss from operations	(1,958)	(7,987)	(4)	(9,949)
Pre-tax (loss) gain on sale and divestiture	(6,535)	(6,246)	4,088	(8,693)
Income tax benefit	—	—	11,237	11,237
Net (loss) income	(8,493)	(14,233)	15,321	(7,405)
Forty weeks ended October 3, 2004:
Pre-tax income (loss) from operations	$498	$(2,039)	$—	$(1,541)
Income tax benefit	—	—	619	619
Net income (loss)	498	(2,039)	619	(922)
Forty weeks ended October 5, 2003:
Sales	$39,848	$265,624	$—	$305,472
Pre-tax loss from operations	(5,576)	(37,363)	(165)	(43,104)
Pre-tax (loss) gain on sale and divestiture	(18,635)	(40,946)	4,088	(55,493)
Income tax benefit	—	—	31,302	31,302
Net (loss) income	(24,211)	(78,309)	35,225	(67,295)

Pre-tax income or loss from discontinued operations for all periods presented does not include an allocation of corporate overhead or costs. The pre-tax loss from operations of $43.1 million for the forty weeks ended October 5, 2003 in the above schedule includes pre-tax charges of $19.1 million recorded in the second quarter of 2003 for the Northern California Foodservice Operations associated with impairment loss, lease termination costs and severance and other employee related costs.

Pre-tax gain or loss on sale and divestiture was determined based on the excess or shortfall of sale prices, net of related transaction costs, over the carrying amounts of net assets sold, and other divestiture charges. The following table provides reconciliations of the components to the consolidated total of “Pre-tax (loss) gain on sale and divestiture” in the schedule by segment above for the sixteen and forty weeks ended October 5, 2003, in thousands.

	Sixteen Weeks Ended October 5, 2003	Forty Weeks Ended October 5, 2003
Pre-tax loss on the sale and divestiture of Florida Operations	$(5,803)	$(52,603)
Pre-tax gain on sale of two Florida properties of the variable interest entity¹	4,088	4,088
Pre-tax divestiture charges at Northern California Foodservice Operations²	(14,505)	(14,505)
Pre-tax gain on sale of certain assets at Northern California Foodservice Operations	7,527	7,527

Total pre-tax loss on sale and divestiture	$(8,693)	$(55,493)

¹	Under separate sale agreements, two Florida properties of the variable interest entity discussed in Note 5. “Debt” were sold to the buyer of the Florida Operations. The sale of these two Florida properties resulted in a pre-tax gain of $4.1 million for the sixteen-week and forty-week periods ended October 5, 2003 and is reflected in Corporate in the schedule by segment above.

²	During the 2003 third quarter, we recorded $14.5 million of additional pre-tax charges, including $7.8 million in asset impairment, $2.6 million in lease termination costs, $2.3 million in employee severance and related obligations and $1.8 million in vendor and other obligations.

Adjustments made in 2004 to the pre-tax loss on sale and divestiture, previously reported in fiscal year 2003, are included under “Pre-tax income (loss) from operations” for the forty weeks ended October 3, 2004. Such adjustments included $0.6 million of reduction in loss in the Stores segment primarily due to a reduction in the Florida stores lease obligations, and $0.6 million of additional loss in the Foodservice segment, primarily due to an increase in severance costs.

The following table sets forth the balances at the beginning of 2004, the activities during the forty weeks ended October 3, 2004 and the remaining balances at October 3, 2004, related to certain reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands.

		Forty Weeks Ended October 3, 2004
	Balance at December 28, 2003	Charges and Adjustments	Payments	Balance at October 3, 2004
Lease termination costs	$5,477	$(869)	$(1,672)	$2,936
Employee severance and related obligations	2,288	660	(1,667)	1,281
Vendor and other obligations	1,300	—	(1,300)	—

Total	$9,065	$(209)	$(4,639)	$4,217

4. Litigation and Other Charges

In the second quarter of 2003, we recorded $18.4 million of pre-tax charges related to litigation reserves (discussed in Note 13 “Legal Actions”) and financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and lease facility. In the third and fourth quarters of 2003, we recorded adjustments to our litigation reserves and financing-related reserves which resulted in a full year 2003 pre-tax charge of $13.8 million.

The remaining balance of these reserves at the beginning of 2004 was $11.0 million. Payments made and applied against the reserves were $8.6 million during the forty weeks ended October 3, 2004. The reserve balance at October 3, 2004 was $2.4 million. The remaining reserves balance is considered to be adequate and is reflected in “Other accrued liabilities” on our condensed consolidated balance sheets.

5. Debt

Credit Agreement

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement, as amended during the third quarter of 2003, is subject to a formula based on the value of eligible accounts receivable, inventory and real properties. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. During 2003 and the forty weeks ended October 3, 2004, we made pay-downs toward the Credit Agreement with the proceeds generated from the sale and divestiture of the Florida Operations and the Northern California Foodservice Operations and the sale of other store properties. These pay-downs, $47.2 million in 2003 and

$16.0 million in the forty weeks ended October 3, 2004, are treated as permanent reductions to the amount available. As a result, the remaining commitment under the Credit Agreement was $111.8 million at October 3, 2004. At October 3, 2004, $30.0 million of revolving loan and $5.6 million of letters of credit were outstanding and the remaining availability was $76.2 million. Interest for the Credit Agreement is at Eurodollar LIBOR or the administrative agent’s reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging from 0.30 percent to 0.50 percent. At October 3, 2004, the six-month Eurodollar LIBOR rate was 2.20 percent.

We are currently negotiating with a syndicate of banks to amend and restate the Credit Agreement into a five-year $150.0 million senior credit facility (the “Amended Senior Credit Facility”) prior to the expiration of the Credit Agreement on November 30, 2004. Interest for the Amended Senior Credit Facility shall be at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees shall be charged on the undrawn amounts at rates ranging from 0.15 percent to 0.50 percent.

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

The Lease Agreement is considered a variable interest entity and subject to consolidation under Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” issued by FASB. We adopted the provisions of FIN No. 46 as of June 15, 2003 and therefore the related properties and long-term portion of notes payable are included in our condensed consolidated balance sheets under “Property, plant and equipment”, “Notes payable” and, for the Casino USA participation of $33.1 million at October 3, 2004 and $33.2 million at December 28, 2003, “Notes payable to affiliate”. The condensed consolidated statements of operations for forty weeks ended October 5, 2003 included a $5.3 million, net of tax, cumulative effect of a change in accounting principle, or $0.18 per diluted share, representing the cumulative amount of depreciation and interest expense, in excess of the rental income as of June 15, 2003.

During the process of sale and divestiture of the Florida Operations in 2003, proceeds of $14.3 million were generated through the sale of a Florida distribution facility and a Florida store property originally covered by the Lease Agreement. The Lease Agreement was thereafter amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. During second quarter 2004, we sold six owned store locations to the real estate trust for $14.3 million in cash which was then used to pay down the outstanding balance under our Credit Agreement. No gain or loss was recognized on this inter-company transaction. The Lease Agreement as amended, with a value of $86.7 million and a composite interest rate of 9.07 percent, currently provides for the financing of two distribution facilities and 20 store locations, including the six replacement store properties.

Income from continuing operations included $0.4 million for the sixteen weeks and $1.0 million for the forty weeks ended October 3, 2004, and $0.4 million for the sixteen weeks and forty weeks ended October 5, 2003, representing depreciation and interest expenses in excess of rental income that would not have been recorded under the former method. A $2.4 million gain, net of tax, from the sale of the two Florida properties, is reflected in the results from discontinued operations for the sixteen weeks and the forty weeks ended October 5, 2003.

Had consolidation of this variable interest entity been effective for the forty weeks ended October 5, 2003, the net of tax reduction to the operating results, excluding gain on sale of the Florida properties, would have been $0.4 million, or $0.02 per basic and diluted share, for the forty weeks ended October 5, 2003.

Collateral

Borrowings under both the Credit Agreement and the Lease Agreement are collateralized by a security interest in our receivables, inventory and owned properties.

Covenants

Both the Credit Agreement and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require us to maintain a public debt rating or a certain liquidity level. We are currently in compliance with the covenants, as amended.

The Credit Agreement expires on November 30, 2004, and accordingly, we have classified our obligation under the Credit Agreement as a current liability in our condensed consolidated balance sheets. However, the obligation outstanding will be classified as a long-term liability after the Amended Senior Credit Facility becomes effective replacing the Credit Agreement. The Lease Agreement expires on November 30, 2006, and our obligations under the Lease Agreement have been classified as long-term liabilities. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities.

Interest

Interest paid on our debt aggregated $12.0 million for the forty weeks ended October 3, 2004 and $12.6 million for the forty weeks ended October 5, 2003.

6. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined benefit plans

We have a noncontributory pension plan covering substantially all full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Service cost	$846	$864	$2,361	$2,039
Interest cost	1,425	1,388	3,726	3,272
Expected return on plan assets	(1,337)	(986)	(3,516)	(2,324)
Amortization of transition obligation	—	32	—	74
Amortization of prior service cost	105	122	288	288
Amortization of net actuarial loss	727	675	1,703	1,591

Net periodic benefit cost	$1,766	$2,095	$4,562	$4,940

We previously disclosed in our 2003 Annual Report on Form 10-K an expected contribution of $8.3 million to this plan in 2004. We made $9.8 million in contributions to fund this plan during the forty weeks ended October 3, 2004. Although not required by ERISA, we may elect to fund additional contributions to this plan over the remainder of 2004.

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

	Sixteen Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Service cost	$118	$134	$296	$260
Interest cost	193	261	483	505
Amortization of prior service cost	40	58	100	112
Amortization of net actuarial loss	32	19	80	37

Net periodic benefit cost	$383	$472	$959	$914

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

In January 2004, the FASB issued FSP 106-1, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. FSP 106-1 was effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act was a one-time election that must have been made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date were first included in reported financial information pursuant to the requirements of SFAS No. 106. In accordance with FSP 106-1, we elected to defer accounting for the Act.

As discussed above in Note 2 “New Accounting Pronouncement”, FSP106-2 will supercede FSP 106-1 when it becomes effective for our fourth quarter of 2004. We are currently assessing the effect of adoption of FSP 106-2. As we have not yet adopted FSP 106-2 or determined whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act, the measurement of the accumulated pension benefit obligation and net periodic postretirement benefit cost in our condensed consolidated financial statements and accompanying notes do not reflect the effects of the Act.

The components included in the postretirement benefit cost for the periods indicated are as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Service cost	$162	$145	$424	$333
Interest cost	278	290	738	670
Amortization of prior service cost	6	5	12	9
Amortization of net actuarial loss (gain)	36	(41)	—	(95)

Net periodic benefit cost	$482	$399	$1,174	$917

7. Derivatives

We have entered into an interest rate collar agreement with a major bank to limit the impact of interest rate fluctuations on floating rate debt. At the beginning of 2004, this agreement hedged principal amounts of an aggregate of $45 million. In June 2004, this agreement was modified to hedge principal amounts of an aggregate of $30 million. This agreement limits the effect of LIBOR fluctuations to interest rate ranges from 5.48 percent to 8.00 percent and expires in November 2004. This interest collar agreement is designed as a cash flow hedge and is considered fully effective. This agreement is marked to market every quarter, with the changes in fair value recorded as other comprehensive income (“OCI”) and any ineffective portion recorded to current earnings and included under “Interest expense, net” on our condensed consolidated statements of operations.

The cumulative loss recorded to OCI as a result of net changes in the fair market value of this agreement was $1.7 million at the beginning of 2004 and $0.2 million at October 3, 2004. The change in the fair value during the current reporting period is attributable to the reclassification of the ineffective portion from OCI to current earnings and the early partial termination of the agreement. The reclassification aggregated $0.4 million for the sixteen weeks ended October 3, 2004 and $0.9 million for the sixteen weeks ended October 5, 2003. The reclassification aggregated $1.3 million for the forty weeks ended October 3, 2004 and $2.3 million for the forty weeks ended October 5, 2003. We estimate that $0.2 million of net derivative losses included in OCI will be recognized in results of operations through the expiration of the agreement in November 2004.

8. Comprehensive Income

Comprehensive income or loss was computed as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Net income (loss)	$11,698	$916	$26,004	$(68,153)
Other comprehensive (loss) income:
(Loss) income on derivative instruments, net of tax	(20)	152	164	(405)
Reclassification adjustments, net of tax, included in net income (loss)	239	567	772	1,378
Foreign currency translation adjustments	(230)	171	(170)	69

Total other comprehensive (loss) income	(11)	890	766	1,042

Total comprehensive income (loss)	$11,687	$1,806	$26,770	$(67,111)

See Note 7 “Derivatives” for the activities recorded to OCI due to changes in fair values and reclassification of the ineffective portion from OCI to current earnings related to our derivative instruments designated as cash flow hedges during the reporting period.

In accordance with accounting principles generally accepted in the United States, the functional currency for our Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in OCI.

9. Treasury Stock

During the third quarter of 2004, our Chairman exercised options to purchase 151,250 shares of our common stock. The exercise price for the options was paid by our Chairman’s transfer to us of 66,475 shares of our common stock previously held by him. In connection with the stock option exercises, we also accepted from our Chairman 20,000 shares of our common stock resulting from the exercises, plus cash for a remainder amount, in payment of applicable payroll taxes due on the transaction. These shares were recorded as Treasury Stock using the cost method, at $16.01 per share, for a total of $1.4 million.

10. Income Taxes

Smart & Final Inc. and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, we make tax sharing payments to, or receive benefits from, Casino USA based upon pre-tax income or loss for financial reporting purposes adjusted for certain agreed upon items.

Tax payments made to governments and tax sharing payments made to or tax sharing benefits received from Casino USA for the periods indicated are as follows, in thousands:

	Forty Weeks Ended
	October 3, 2004	October 5, 2003
Tax sharing payments to (tax sharing benefits received from) Casino USA	$2,596	$(1,270)
Taxes paid to states other than California	17	86
Taxes paid to federal government	5,000	650

Total taxes paid (benefits received)	$7,613	$(534)

No tax benefit was provided on a portion of the loss on sale and divestiture of the Florida Operations recorded in the sixteen and forty weeks ended October 5, 2003 due to the nature of the loss.

11. Stock-Based Compensation

We have stock options granted to our employees under the Long-Term Equity Compensation Plan, both employees and members of our Board of Directors under the Stock Incentive Plan and directors only under the Non-Employee Director Stock Plan. For the periods presented in the accompanying financial statements, all the options were granted at fair market value at the time of grant. We account for options under these plans using the intrinsic value method as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Disclosures of pro forma information regarding net income and earnings per share are required under SFAS No. 123, “Accounting for Stock-Based Compensation,” which uses the fair value method, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	39%	39%	39%	38%
Risk-free interest rates	3.2%	4.8%	2.8%	4.9%
Weighted average expected lives
Executives	5.1 years	4.9 years	5.1 years	4.9 years
Non-executives	4.8 years	4.6 years	4.8 years	4.6 years
Weighted average fair value of options granted	$6.37	$2.51	$4.98	$2.01

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Net income (loss) as reported	$11,698	$916	$26,004	$(68,153)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	47	—	123	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	540	403	1,277	1,091

Pro forma net income (loss)	$11,205	$513	$24,850	$(69,244)

Earnings (loss) per common share:
Basic, as reported	$0.39	$0.03	$0.86	$(2.29)

Basic, pro forma	$0.35	$0.02	$0.79	$(2.32)

Diluted, as reported	$0.36	$0.03	$0.82	$(2.29)

Diluted, pro forma	$0.33	$0.02	$0.75	$(2.32)

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995. We anticipate making additional stock-based compensation awards in the future.

12. Segment Reporting

Our two reportable segments are Stores and Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The Foodservice distribution segment provided delivery of food, restaurant equipment and supplies to mainly restaurant customers. As described in Note 3 “Discontinued Operations”, we have completed the sale and divestiture of our broadline foodservice operations in Florida and northern California of the Foodservice segment and our Florida stores businesses of the Stores segment and have reported the operating results from these two units as discontinued operations. Corporate is comprised primarily of corporate expenses incidental to the activities of the reportable segments, the variable interest entity and rental income from Smart & Final stores and Smart & Final Mexico. Assets included under Corporate consist primarily of owned real estate, leasehold improvements and assets of the variable interest entity. Our 50 percent-owned joint venture in Mexico is reported on the equity basis of accounting. These reportable segments are strategic business units that offer different products and services. They have been managed separately because each segment requires different technology and marketing strategies. We evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies included in our 2003 Annual Report on Form 10-K.

The sales, profit or loss and other information of each segment are as follows, in thousands:

	Stores	Foodservice	Corporate Expense	Total
Sixteen Weeks Ended October 3, 2004:
Sales to external customers	$603,161	$—	$—	$603,161
Cost of sales, buying and occupancy	496,349	—	(1,883)	494,466
Intercompany real estate charge (income)	4,023	—	(4,023)	—
Interest income	—	—	124	124
Interest expense	—	—	3,572	3,572
Income (loss) from continuing operations before income taxes	24,877	—	(5,100)	19,777
Discontinued operations, net of tax	(39)	(464)	201	(302)
As of October 3, 2004:
Total assets	455,336	2,133	128,435	585,904

	Stores	Foodservice	Corporate Expense	Total
Sixteen Weeks Ended October 5, 2003:
Sales to external customers	$538,392	$—	$—	$538,392
Cost of sales, buying and occupancy	445,269	—	(2,377)	442,892
Intercompany real estate charge (income)	4,080	—	(4,080)	—
Litigation and other charges	—	—	(400)	(400)
Interest income	—	—	266	266
Interest expense	—	—	6,242	6,242
Income (loss) from continuing operations before income taxes	20,129	—	(7,247)	12,882
Discontinued operations, net of tax	(8,493)	(14,233)	15,321	(7,405)
As of October 5, 2003:
Total assets	410,405	8,966	169,877	589,248
Forty Weeks Ended October 3, 2004:
Sales to external customers	$1,484,428	$—	$—	$1,484,428
Cost of sales, buying and occupancy	1,230,274	—	(4,707)	1,225,567
Intercompany real estate charge (income)	10,114	—	(10,114)	—
Interest income	—	—	506	506
Interest expense	—	—	11,365	11,365
Income (loss) from continuing operations before income tax	57,840	—	(13,770)	44,070
Discontinued operations, net of tax	498	(2,039)	619	(922)
Forty Weeks Ended October 5, 2003:
Sales to external customers	$1,285,693	$—	$—	$1,285,693
Cost of sales, buying and occupancy	1,068,112	—	(2,377)	1,065,735
Intercompany real estate charge (income)	10,262	—	(10,262)	—
Litigation and other charges	—	—	18,000	18,000
Interest income	—	—	537	537
Interest expense	—	—	11,961	11,961
Income (loss) from continuing operations before income tax	42,543	—	(35,297)	7,246
Discontinued operations, net of tax	(24,211)	(78,309)	35,225	(67,295)

13. Legal Actions

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

In September 2003, we entered into a tentative settlement agreement for the resolution of the Camacho and Perea actions. In October 2003, the court consolidated the Camacho and Perea actions and, on October 27, 2003, preliminarily approved the settlement and set a fairness hearing and final court certification of the settlement for January 13, 2004. The final approval hearing for the Camacho and Perea actions was heard and granted by the court on February 26, 2004. Under the terms of the settlement, we paid into the settlement fund $7.6 million in cash during the first quarter of 2004 and agreed to issue $1.5 million in scrip redeemable at our Smart & Final stores. Plaintiff’s attorney fees, costs and administrative expenses were paid from the settlement amount. In addition, we will pay our own attorney fees and certain other expenses. For the purposes of settlement only, we are not contesting the class action designation. The cash and scrip payments were distributed to the class members on October 1, 2004 pursuant to the terms of the court approved settlement.

We have been named as a defendant in a suit filed on May 24, 2001 in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former non-exempt store employee, on their behalf and on behalf of all non-exempt Smart & Final employees in California, alleging that we failed to pay proper overtime and other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We filed a writ of mandate with the Court of Appeal requesting an emergency stay of the trial court’s decision and reversing the class certification. The Court of Appeal denied the writ. We petitioned the California Supreme Court for further review, which was also denied. We continue to believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim. Discovery is now underway in the case.

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. This charge was adjusted in the fourth quarter of 2003 to reflect our updated assessment of the ultimate resolution of the above-named actions. We did not make any adjustment to the litigation charge in the first three quarters of 2004. See Note 4 “Litigation and Other Charges” for further discussion.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and our 2003 Annual Report on Form 10-K. Our MD&A provides an overview of our results of operations for the sixteen weeks and forty weeks ended October 3, 2004 as compared to the equivalent periods of 2003. This is followed by a discussion and analysis of our cash flows, capital requirements and financing activities. Lastly, we discuss new accounting pronouncements and critical accounting policies incorporated in our reported financial statements.

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our fiscal year 2004 consists of 53 weeks, with thirteen weeks in the fourth quarter.

Summary

We reported income from continuing operations of $12.0 million, or $0.37 per diluted share, for the sixteen weeks ended October 3, 2004, an increase of $3.7 million over income from continuing operations of $8.3 million, or $0.28 per diluted share, for the sixteen weeks ended October 5, 2003. Income from continuing operations was $26.9 million, or $0.85 per diluted share, for the forty weeks ended October 3, 2004, an increase of $22.5 million over income from continuing operations of $4.4 million, or $0.15 per diluted share, for the forty weeks ended October 5, 2003. Included in the results was the $0.4 million reduction of pre-tax charges for the 2003 sixteen-week period and pre-tax charges of $18.0 million for the 2003 forty-week period, related to litigation and other charges described in “Litigation and other charges” below.

We reported net income of $11.7 million, or $0.36 per diluted share, for the sixteen weeks ended October 3, 2004, compared to net income of $0.9 million, or $0.03 per diluted share, for the sixteen weeks ended October 5, 2003. The year-to-year improvement was attributable to the increased net earnings from continuing operations, decreased interest expenses and decreased loss from the discontinued operations.

Net income was $26.0 million, or $0.82 per diluted share, for the forty weeks ended October 3, 2004, compared to net loss of $68.2 million, or $2.29 per diluted share, for the forty weeks ended October 5, 2003. The year-to-year improvement was attributable to the increased net earnings from continuing operations, decreased loss from the discontinued operations and the absence of $18.0 million pre-tax litigation and other charges and $5.3 million cumulative effect of accounting change, net of tax (see “Bank credit facility, lease facility and other financing activities” below) recorded in 2003.

Results of Operations

The following table shows, for the periods indicated, certain condensed consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Sixteen Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	82.0	82.3	82.6	82.9

Gross margin	18.0	17.7	17.4	17.1
Operating and administrative expenses	14.2	14.3	13.7	14.3
Litigation and other charges	—	(0.1)	—	1.4

Income from operations	3.9	3.5	3.7	1.5
Interest expense, net	0.6	1.1	0.7	0.9

Income from continuing operations before income taxes	3.3	2.4	3.0	0.6
Income tax provision	(1.3)	(0.9)	(1.2)	(0.2)
Equity earnings in unconsolidated subsidiary	—	0.1	—	—

Income from continuing operations	2.0	1.5	1.8	0.3
Discontinued operations, net of tax	(0.1)	(1.4)	(0.1)	(5.2)

Income (loss) before cumulative effect of accounting change	1.9	0.2	1.8	(4.9)
Cumulative effect of accounting change (variable interest entity, net of tax)	—	—	—	(0.4)

Net income (loss)	1.9%	0.2%	1.8%	(5.3)%

Comparison of Sixteen Weeks Ended October 3, 2004 with Sixteen Weeks Ended October 5, 2003.

Sales

Sales from continuing operations in third quarter 2004 were $603.2 million, an increase of 12.0 percent over third quarter 2003 sales of $538.4 million. Third quarter 2004 comparable store sales increased by 12.0 percent over the 2003 level. We define a store as a comparable store after the store has been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area. The increase in store sales was due to increased levels of customer visits and average transaction size. Favorable weather and retention of customers as a result of the labor action against three major supermarket chains in southern California, which began in October 2003 and ended in February 2004, also contributed to the sales increase. Although the sales growth remained strong in third quarter 2004, the comparable sales growth has decreased compared to second quarter 2004 primarily as a result of the effects of the labor action ended in February 2004 in southern California. The retail grocery market in southern California has become increasingly competitive as the three major retail supermarket chains undergo intensive sales promotion to rebuild their sales after the labor action. Therefore, there is no assurance that our sales growth will maintain at the current level.

During third quarter 2004, we opened one new store and as of October 3, 2004, we operated 221 stores compared to 219 continuing operations stores at October 5, 2003.

Gross margin

Gross margin from continuing operations increased $13.2 million, or 13.8 percent, to $108.7 million for third quarter 2004 as compared to $95.5 million for third quarter 2003. The increase in gross margin was primarily related to the significant increase in sales over the prior year quarter.

As a percentage of sales, gross margin increased to 18.0 percent for third quarter 2004 compared to 17.7 percent for third quarter 2003. The 30-basis-point increase was primarily comprised of approximately 36 basis points in improved margins at our Cash & Carry stores due to increased merchandise margins, favorable sales mix and reduced inventory loss, and another 36 basis points in lower occupancy costs as a percentage of sales due to the relatively fixed nature of these costs, partially offset by 33 basis points decrease due to lower vendor rebates as a percentage of sales.

Operating and administrative expenses

Operating and administrative expenses from continuing operations increased $8.5 million, or 10.9 percent, to $85.5 million for third quarter 2004 as compared to $77.0 million for third quarter 2003. More than half of the increase was attributable to increased costs driven by the higher sales volume, such as labor, fringe benefit and other store service costs. Other increases include consulting fees, software amortization and computer maintenance for our information system and incentive compensation costs. These increases were partially offset by decreases in electricity costs and an accelerated vesting of $1.0 million in restricted stock compensation recorded in third quarter 2003.

As a percentage of sales, operating and administrative expenses decreased to 14.2 percent for the 2004 third quarter from 14.3 percent for the 2003 third quarter. The decrease is comprised of 17 basis points in decreased electricity costs and 18 basis points in the accelerated vesting in restricted stock compensation recorded in third quarter 2003. These decreases were partially offset by an approximately 24 basis points increase in store service costs and incentive compensation.

Litigation and other charges

In third quarter 2003, we recorded an adjustment to reduce by $0.4 million, the pre-tax charge previously estimated at $18.4 million and recorded in second quarter 2003. This pre-tax charge is related to litigation reserves, as well as, financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and lease facility.

Interest expense, net

Interest expense, net decreased to $3.4 million for third quarter 2004 as compared to $6.0 million for third quarter 2003. The decrease was primarily due to the reduced debt outstanding. At the end of third quarter 2004, the outstanding balance on the revolving credit facility was $30.0 million, compared with $75.0 million at the end of third quarter 2003.

Income tax provision

Income tax expense was $7.9 million for third quarter 2004 as compared to $4.9 million for third quarter 2003. The effective tax rate for third quarter 2004 was 40.0 percent, which is consistent with our estimated annual effective tax provision rate for the 2004 fiscal year. The effective tax rate for third quarter 2003 of 37.7 percent reflected the estimated benefit of losses.

Comparison of Forty Weeks Ended October 3, 2004 with Forty Weeks Ended October 5, 2003.

Sales

Sales from continuing operations in the first three quarters of 2004 were $1,484.4 million, an increase of 15.5 percent over the sales of $1,285.7 million in the first three quarters of 2003. The comparable store sales in the first three quarters of 2004 increased by 15.2 percent from the same period of 2003. We define a store as a comparable store after the store has been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area. Sales for the first three quarters of 2004 benefited from increased levels of customer visits and average transaction size and the effect of the labor action against the three major supermarket chains in southern California which began in October 2003 and ended in February 2004, and from the retained customers after the labor action. We estimate that approximately 105 of our stores were favorably impacted by the labor action. During the first three quarters of 2004, we opened two new stores and relocated one store.

Gross margin

Gross margin from continuing operations increased $38.9 million, or 17.7 percent, to $258.9 million for the first three quarters of 2004 as compared to $220.0 million for the comparable 2003 period. The increase in gross margin was primarily related to the significant increase in sales over the comparable 2003 period.

As a percentage of sales, gross margin increased to 17.4 percent for the first three quarters of 2004 compared to 17.1 percent for the comparable 2003 period. The 30-basis-point increase was primarily due to the decreases of 39 basis points in occupancy costs as a percentage of sales, 13 basis points in the effect of adopting FIN No. 46 in 2003 and 11 basis points in improved margins at our Cash & Carry stores, partially offset by 27 basis points in decreased vendor rebates as a percentage of sales.

As of end of second quarter 2003, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” which required the consolidation of our real estate synthetic lease facility not previously consolidated. As a result, we recorded approximately $6.1 million of costs as interest expense in the first three quarters of 2004 as compared to $2.4 million in the 2003 equivalent period that, prior to adoption, were recorded in cost of sales as rental expense. In addition, pursuant to FIN No. 46, we recorded in the first three quarters of 2004 approximately $1.0 million of depreciation expense in cost of sales, as compared to $0.4 million in the 2003 equivalent period, that previously was not recorded. When compared to the comparable 2003 period, the net effect of FIN No. 46 to the first three quarters of 2004 was to increase the gross margin from continuing operations as a percentage of sales by approximately 0.2 percent.

Operating and administrative expenses

Operating and administrative expenses from continuing operations increased $20.6 million, or 11.3 percent, to $203.9 million for the first three quarters of 2004 as compared to $183.3 million for the same period in 2003. Approximately half of the increase was attributable to increased costs driven by the higher sales volume, such as labor, fringe benefit and other store service costs. Other increases include incentive compensation costs, marketing expenses and consulting fees, software amortization and computer maintenance for our information system. These increases were partially offset by decreases in electricity costs, and severance and an accelerated vesting of $1.0 million in restricted stock compensation recorded in 2003.

As a percentage of sales, operating and administrative expenses decreased to 13.7 percent for the first three quarters of 2004 from 14.3 percent for the comparable 2003 period. The 60-basis-point decrease is primarily due to 17 basis points in decreased electricity costs, 26 basis points in decreased legal, overhead and other general and administrative expenses and 13 basis points in decreased severance and the accelerated vesting in restricted stock compensation.

Litigation and other charges

In the first three quarters of 2003, we recorded $18.0 million of pre-tax charges related to litigation reserves, as well as, financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and lease facility.

Interest expense, net

Interest expense, net decreased to $10.9 million for the first three quarters of 2004 as compared to $11.4 million for the same period of 2003. The decrease was primarily due to the reduced debt outstanding, partially offset by the effect of adopting of FIN No. 46 as discussed above and the partial early termination cost of an interest rate hedging arrangement. At the end of third quarter 2004, the outstanding balance on the revolving credit facility was $30.0 million, compared with $75.0 million at the end of third quarter 2003.

Income tax provision

Income tax expense was $17.6 million for the first three quarters of 2004 as compared to $3.2 million for the same period of 2003. The 2004 year-to-date effective tax rate was 40.0 percent which is consistent with our estimated annual effective tax provision rate for the 2004 fiscal year. The 2003 year-to-date effective tax rate of 43.8 percent reflected the estimated benefit of losses at a lower utilization rate than the statutory rate.

Equity Earnings in Unconsolidated Subsidiary

Our 100-percent owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexico holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operated ten stores in Mexico as a Mexican domestic corporation as of October 3, 2004. Our interest in the joint venture is not consolidated and is reported on the equity basis of accounting. During third quarter 2004, the equity earnings from the joint venture were $0.1 million as compared to the earnings of $0.3 million in third quarter 2003. During the first three quarters of 2004, the equity earnings were $0.5 million as compared to the earnings of $0.4 million in the same period of 2003.

Discontinued Operations

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”) after suffering several years of losses in these operations. In the second quarter of 2003 we adopted a restructuring plan related to our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”) in an effort to improve its profitability. During the third quarter of 2003, we announced the sale and divestiture of our Northern California Foodservice Operations which, coupled with the sale and divestiture of our Florida Operations, allowed us to further concentrate our management focus on our core store operations and concentrate our resources to strengthen our balance sheet and on continued development of our two store formats. The sale and divestiture of both Florida Operations and Northern California Foodservice Operations were substantially completed during the third quarter of 2003. We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations.

The following is a summary of loss and other information of the discontinued operations for the periods presented, in thousands except per diluted share values. Totals of per diluted share values may not aggregate due to rounding.

	Sixteen Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Sales	$—	$92,555	$—	$305,472
Pre-tax loss from operations	$(503)	$(9,949)	$(1,541)	$(43,104)
Pre-tax loss on sale and divestiture	—	(8,693)	—	(55,493)
Income tax benefit	201	11,237	619	31,302

Net loss	$(302)	$(7,405)	$(922)	$(67,295)

Per diluted share:
Pre-tax loss from operations	$(0.02)	$(0.33)	$(0.05)	$(1.45)
Pre-tax loss on sale and divestiture	—	(0.29)	—	(1.86)
Income tax benefit	0.01	0.38	0.02	1.05

Net loss	$(0.01)	$(0.25)	$(0.03)	$(2.26)

Pre-tax income or loss from discontinued operations for all periods presented does not include an allocation of corporate overhead or costs. The pre-tax loss from operations of $43.1 million for the forty weeks ended October 5, 2003 in the above schedule includes pre-tax charges of $19.1 million recorded in the second quarter of 2003 for the Northern California Foodservice Operations associated with impairment loss, lease termination costs and severance and other employee related costs.

Pre-tax gain or loss on sale and divestiture was determined based on the excess or shortfall of sale prices, net of related transaction costs, over the carrying amounts of net assets sold, and other divestiture charges. The following table provides reconciliations of the components to the consolidated total of “Pre-tax (loss) gain on sale and divestiture” in the schedule by segment above for the sixteen and forty weeks ended October 5, 2003, in thousands.

	Sixteen Weeks Ended October 5, 2003	Forty Weeks Ended October 5, 2003
Pre-tax loss on the sale and divestiture of Florida Operations	$(5,803)	$(52,603)
Pre-tax gain on sale of two Florida properties of the variable interest entity¹	4,088	4,088
Pre-tax divestiture charges at Northern California Foodservice Operations²	(14,505)	(14,505)
Pre-tax gain on sale of certain assets at Northern California Foodservice Operations	7,527	7,527

Total pre-tax loss on sale and divestiture	$(8,693)	$(55,493)

¹	Under separate sale agreements, two Florida properties of the variable interest entity discussed in Note 5. “Debt” were sold to the buyer of the Florida Operations. The sale of these two Florida properties resulted in a pre-tax gain of $4.1 million for the sixteen-week and forty-week periods ended October 5, 2003.

²	During the 2003 third quarter, we recorded $14.5 million of additional pre-tax charges, including $7.8 million in asset impairment, $2.6 million in lease termination costs, $2.3 million in employee severance and related obligations and $1.8 million in vendor and other obligations.

Adjustments made in 2004 to the pre-tax loss on sale and divestiture, previously reported in fiscal year 2003, are included under “Pre-tax income (loss) from operations” for the forty weeks ended October 3, 2004. Such adjustments included $0.6 million of reduction in loss in the Stores segment primarily due to a reduction in the Florida stores lease obligations, and $0.6 million of additional loss in the Foodservice segment, primarily due to an increase in severance costs.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities from continuing operations was $45.3 million in the first three quarters of 2004, a decrease of $10.5 million compared to $55.8 million in the comparable 2003 period. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In the first three quarters of 2004, we utilized cash to increase inventory levels to support the higher sales, fund the payment of a litigation settlement and pay federal income taxes and 2003 incentive-based compensation.

Net cash used in investing activities from continuing operations was $14.7 million in the first three quarters of 2004 compared to $23.7 million in the comparable 2003 period. The decrease in net cash used was primarily due to the $4.5 million proceeds from the redemption of a certificate of deposit and sale of certain municipal bonds in 2004 and increased proceeds from disposal of closed or relocated store properties. Investment in property, plant and equipment also decreased but was partially offset by increased investment in software.

Net cash used in financing activities from continuing activities was $26.9 million in the first three quarters of 2004 compared to $61.4 million in the comparable 2003 period, primarily in payments on our outstanding obligation under a revolving bank credit facility. Such payments were $30.0 million for the first three quarters of 2004 and $60.0 million in the comparable 2003 period.

At October 3, 2004, we had cash and cash equivalents of $51.7 million, stockholders’ equity of $246.5 million and debt, excluding capital leases, of $116.7 million. Our working capital was $49.8 million at October 3, 2004, compared to $11.8 million at December 28, 2003. Included in our current liabilities is a $30.0 million obligation under our bank credit facility, which we are currently negotiating for an amended and restated senior credit facility prior to its expiration on November 30, 2004 (see “Bank credit facility, lease facility and other financing activities” below.)

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware as well as general working capital requirements.

During the forty weeks ended October 3, 2004, we opened two new stores and relocated one store. New store growth and store remodeling are planned to continue in the remainder of 2004. We estimate that capital expenditures, including investment in capitalized software, for 2004 will aggregate approximately $37 million. We plan to open ten to fifteen stores during 2005. Total capital expenditures for 2005 are currently estimated at $50 million to $60 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review and may increase if opportunities develop.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory pension plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). We previously disclosed in our 2003 Annual Report on Form 10-K an expected contribution of $8.3 million to this plan in 2004. We made $9.8 million contributions to fund this plan during the forty weeks ended October 3, 2004. Although not required by ERISA, we may elect to fund additional contributions to this plan over the remainder of 2004.

Bank credit facility, lease facility and other financing activities

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expires on November 30, 2004. At our option, the Credit Agreement can be used to support up to $15.0 million of commercial letters of credit. Availability under the Credit Agreement, as amended during the third quarter of 2003, is subject to a formula based on the value of eligible accounts receivable, inventory and real properties. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. During 2003 and the forty weeks ended October 3, 2004, we made pay-downs toward the Credit Agreement with the proceeds generated from the sale and divestiture of the Florida Operations and the Northern California Foodservice Operations and the sale of other store properties. These pay-downs, $47.2 million in 2003 and $16.0 million in the forty weeks ended October 3, 2004, are treated as permanent reductions to the amount available. As a result, the remaining commitment under the Credit Agreement was $111.8 million at October 3, 2004. At October 3, 2004, $30.0 million of revolving loan and $5.6 million of letters of credit were outstanding and the remaining availability was $76.2 million. Interest for the Credit Agreement is at Eurodollar LIBOR or the administrative agent’s reference rate, plus designated amounts. Commitment fees are charged on the undrawn amounts at rates ranging from 0.30 percent to 0.50 percent. At October 3, 2004, the six-month Eurodollar LIBOR rate was 2.20 percent.

We are currently negotiating with a syndicate of banks to amend and restate the Credit Agreement into a five-year $150.0 million senior credit facility (the “Amended Senior Credit Facility”) prior to the expiration of the Credit Agreement on November 30, 2004. Interest for the Amended Senior Credit Facility shall be at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees shall be charged on the undrawn amounts at rates ranging from 0.15 percent to 0.50 percent.

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

The Lease Agreement is considered a variable interest entity and subject to consolidation under Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” issued by FASB. We adopted the provisions of FIN No. 46 as of June 15, 2003 and therefore the related properties and long-term portion of notes payable are included in our condensed consolidated balance sheets under “Property, plant and equipment”, “Notes payable” and, for the Casino USA participation of $33.1 million at October 3, 2004 and $33.2 million at December 28, 2003, “Notes payable to affiliate”. The condensed consolidated statements of operations for forty weeks ended October 5, 2003 included a $5.3 million, net of tax, cumulative effect of a change in accounting principle, or $0.18 per diluted share, representing the cumulative amount of depreciation and interest expense, in excess of the rental income as of June 15, 2003.

During the process of sale and divestiture of the Florida Operations in 2003, proceeds of $14.3 million were generated through the sale of a Florida distribution facility and a Florida store property originally covered by the Lease Agreement. The Lease Agreement was thereafter amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. During second quarter 2004, we sold six owned store locations to the real estate trust for $14.3 million in cash which was then used to pay down the outstanding balance under our Credit Agreement. No gain or loss was recognized on this inter-company transaction. The Lease Agreement as amended, with a value of $86.7 million and a composite interest rate of 9.07 percent, currently provides for the financing of two distribution facilities and 20 store locations, including the six replacement store properties.

Borrowings under both the Credit Agreement and the Lease Agreement are collateralized by a security interest in our receivables, inventory and owned properties.

Both the Credit Agreement and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require us to maintain a public debt rating or a certain liquidity level. We are currently in compliance with the covenants, as amended.

The Credit Agreement expires on November 30, 2004, and accordingly, we have classified our obligation under the Credit Agreement as a current liability in our condensed consolidated balance sheets. However, the obligation outstanding will be classified as a long-term liability after the Amended Senior Credit Facility becomes effective replacing the Credit Agreement. The Lease Agreement expires on November 30, 2006, and our obligations under the Lease Agreement have been classified as long-term liabilities. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities.

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have availability under bank credit facilities. We expect to be able to fund future capital expenditures and other cash requirements by a combination of available cash, cash from operations and other borrowings and proceeds from the issuance of equity securities. We believe that our sources of funds are adequate to provide for working capital, capital expenditures, and debt service requirements for the foreseeable future.

New Accounting Pronouncements

In May 2004, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. We are currently assessing the effect of adoption of FSP 106-2 on our financial condition or results of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2003 Annual Report on Form 10-K. As of October 3, 2004, we did not make any changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the exchange rate between the U.S. Dollar and Mexican Peso. Our primary market risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of October 3, 2004, our exposure to foreign currency risk was limited.

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

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations of Smart & Final Mexico and the equity earnings in its Mexico joint venture. As of October 3, 2004, such exposure was the $6.1 million net investment in Smart & Final Mexico, comprised primarily of its Mexico joint venture. Our other transactions are conducted in U.S. Dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

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

We are subject to the requirements of the Securities and Exchange Commission for implementing Section 404 of the Sarbanes-Oxley Act of 2002 effective with our 2004 fiscal year end at January 2, 2005. We are working on completing our assessment of our internal control over financial reporting as of January 2, 2005, in order to include management’s report on our assessment in our 2004 Annual Report on Form 10-K. Although we have made this compliance a top priority, there can be no assurances that we will be able to remediate all control deficiencies identified before the end of our 2004 fiscal year end at January 2, 2005, or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

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

In September 2003, we entered into a tentative settlement agreement for the resolution of the Camacho and Perea actions. In October 2003, the court consolidated the Camacho and Perea actions and, on October 27, 2003, preliminarily approved the settlement and set a fairness hearing and final court certification of the settlement for January 13, 2004. The final approval hearing for the Camacho and Perea actions was heard and granted by the court on February 26, 2004. Under the terms of the settlement, we paid into the settlement fund $7.6 million in cash during the first quarter of 2004 and agreed to issue $1.5 million in scrip redeemable at our Smart & Final stores. Plaintiff’s attorney fees, costs and administrative expenses were paid from the settlement amount. In addition, we will pay our own attorney fees and certain other expenses. For the purposes of settlement only, we are not contesting the class action designation. The cash and scrip payments were distributed to the class members on October 1, 2004 pursuant to the terms of the court approved settlement.

We have been named as a defendant in a suit filed on May 24, 2001 in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former non-exempt store employee, on their behalf and on behalf of all non-exempt Smart & Final employees in California, alleging that we failed to pay proper overtime and other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We filed a writ of mandate with the Court of Appeal requesting an emergency stay of the trial court’s decision and reversing the class certification. The Court of Appeal denied the writ. We petitioned the California Supreme Court for further review, which was also denied. We continue to believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim. Discovery is now underway in the case.

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. This charge was adjusted in the fourth quarter of 2003 to reflect our updated assessment of the ultimate resolution of the above-named actions. We did not make any adjustment to the litigation charge in the first three quarters of 2004. See Note 4 to the accompanying financial statements, “Litigation and Other Charges” for further discussion.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course from our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchases we made of our shares of common stock during the sixteen weeks ended October 3, 2004, in thousands, except share and per share amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
August 1 through August 31, 2004	86,475	$16.01	None	None

On August 30, 2004, our Chairman exercised options to purchase 151,250 shares of our common stock. The exercise price for the options was paid by our Chairman’s transfer to us of 66,475 shares of our common stock previously held by him. In connection therewith we also accepted from our Chairman 20,000 shares of our common stock resulting from his option exercise, plus cash for a remainder amount, in payment of applicable payroll taxes due on the transaction.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.50*	Consent and Waiver dated as of March 8, 2004 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc.

10.51*	Eighth Amendment, Waiver and Collateral Release dated as of April 8, 2004 by and among BNP Paribas and Smart & Final Inc.

10.52*	Consent and Waiver dated as of May 1, 2004 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: November 10, 2004	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Senior Vice President and Chief Financial Officer