Form 10-K
period 2005-01-02
SMART & FINAL INC/DE
filed 2005-03-11
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

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

As of June 13, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $169,760,000 (“non-affiliates” excludes for this purpose executive officers, directors and the registrant’s majority shareholder).

As of March 4, 2005, the registrant had outstanding 30,844,551 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Smart & Final Inc.’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 20, 2005 are incorporated by reference into Parts II & III of this Form 10-K.

SMART & FINAL INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 2, 2005

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

Our predecessors began operations in 1871 in Southern California and pioneered the “cash-and-carry” concept in the wholesale grocery business. We sell food, foodservice products and professional-quality culinary equipment through non-membership warehouse stores and wholesale stores. In 2004, we had total sales of $2.0 billion from continuing operations and at the end of 2004, we had approximately 5,370 employees.

The following table shows the approximate percentage of our sales from continuing operations, accounted for by each major category of items sold during fiscal years 2004, 2003 and 2002:

	2004	2003	2002
Grocery (including institutionally packaged and dry food items)	21.4%	21.4%	21.3%
Dairy, produce, meat and bakery	21.4	20.4	20.3
Beverage	15.1	15.1	14.7
Paper and packaging	12.5	13.0	13.4
Frozen food	11.7	11.3	10.8
Equipment and janitorial supplies	9.2	9.7	10.2
Sundries and other	8.7	9.1	9.3

Total	100.0%	100.0%	100.0%

Stores

We operated 223 non-membership warehouse grocery stores at fiscal year end 2004 through our principal subsidiary, Smart & Final Stores Corporation, a California corporation and other related entities. These stores operate under the banners “Smart & Final” and “United Grocers Cash & Carry” (“Cash & Carry”).

Our 100 percent-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexican holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operates 11 stores in Mexico as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. (“SFDN”) and the average selling square feet of these stores as of the end of 2004 was 17,700. The Mexico joint venture operations are not consolidated and are reported on the equity basis of accounting.

Our stores offer a consistent selection of assorted food, and related supplies, equipment and other items, primarily in institutional sizes and quantities, targeted at small foodservice businesses and other business customer groups. Our Smart & Final stores also attract value-oriented retail customers who prefer to purchase items in larger sizes or quantities. We strategically position our stores in a substantial niche market between membership warehouse clubs and traditional foodservice operators. With an average size of approximately 17,700 square feet, our stores’ smaller footprint enables us to locate a greater number of stores in urban neighborhoods than warehouse club operators, which we believe in turn provides a faster, more convenient shopping experience for our customer.

We have experienced significant sales growth despite the expansion of the warehouse club industry in the same geographic markets. We attribute such sales growth to our commitment as a key supplier for the needs of small and mid-sized independent foodservice operators and to our appeal to value-oriented retail customers. Our stores are competitive by offering convenience, attractive pricing, a wide and consistent assortment including high quality signature brand items, and a high level of customer service. Our specific focus on both foodservice operators and retail customers, enables us to react quickly to changing market requirements and customer needs. We believe these strategies, together with our unique retail/wholesale concept, provide greater overall value than the competition.

Stores under the Smart & Final banner include 176 stores primarily located in California with others in Arizona and Nevada. Our Cash & Carry stores operate 47 stores in Washington, Oregon, northern California and Idaho.

The following is a summary of stores included in our continuing operations, by state as of the end of the fiscal years indicated:

	2004	2003	2002	2001	2000
California	168	167	167	165	160
Washington	19	18	18	18	16
Oregon	17	17	16	16	16
Arizona, Idaho and Nevada	19	17	16	13	12

Total	223	219	217	212	204

We continually evaluate the strategic potential and performance of each store and overall market outlook, including consideration of planned new stores within the same market areas to determine if any store should be closed or relocated. During 2004 in the Western United States, we opened four new stores and relocated two stores within their same market area. Additionally, we had six major remodels at existing stores. We plan to continue expansion through relocations and remodels of existing stores and new store openings in the Western United States.

Merchandising

Customers and market

Smart & Final stores serve two primary customer bases: businesses and household consumers. Many restaurants, caterers, businesses, clubs and organizations shop at Smart & Final stores for their primary and fill-in foodservice product needs. Household consumers shop at Smart & Final stores for the same features that foodservice professionals enjoy: everyday low warehouse prices, smaller warehouse format to facilitate quick and easy shopping, and professional-quality products. Our Cash & Carry stores are targeted to serve only business customers, primarily restaurants, caterers and small businesses. The Cash & Carry stores feature low prices, convenient locations and broad product assortment for both primary and fill-in needs.

Product assortment and quality

Each of our stores typically carries a selection of approximately 7,000 to 9,000 assorted food and related items in bulk sizes and quantities. The stores offer customers a wide product selection in a hybrid, retail/wholesale format for our Smart & Final stores and a wholesale only format for our Cash & Carry stores. Our product selection includes grocery, frozen and refrigerated foods, delicatessen products, fresh produce and meat, paper products, janitorial supplies, restaurant equipment, candy, snacks, beverages and party supplies. We evaluate our products regularly based on formalized profitability reviews and identify items that should be added or removed. We believe the size, consistency and depth of our product assortment satisfies our customers’ needs.

Product quality is important for our stores’ product assortment. Our quality assurance department strives to ensure that our high standards are maintained for all signature brands and national brand products.

Signature brand positioning

Our stores sell our signature private label brands within most merchandise categories, providing a competitive alternative to national brands. We position our signature brands to create brand loyalty and establish an ongoing customer relationship. Furthermore, we believe our customers, both foodservice and household, purchase based on a quality/value/price perception. Our signature brands target leading competitive brands with attention to quality and value. In addition, the margin contribution from signature brands is generally higher than the comparable national brand product.

We continued to expand and enhance our signature brand positioning during 2004. A wide variety of new items and sizes were introduced within a number of our existing signature brands in order to capture additional sales within our growing customer base. For example, we introduced a new signature brand of spring water and drinking water, Sequana®, in the second quarter of 2004.

At the core of our signature brands program are Chef’s Review™ and ProPride®. Chef’s Review is our three-tiered brand comprised of both food and food preparation items, such as equipment and supplies and packaging. Chef’s Review 5 Star products provide premium quality. Chef’s Review 4 Star products are equivalent to leading national brands. Chef’s Review 3 Star products are value-priced standard grade products. ProPride is our professional quality janitorial and cleaning supplies brand with ProValue® as the standard grade tier for these products.

In addition to ProPride and Chef’s Review, we also actively market our complete selection of signature brands. The Montecito® line of Hispanic products and the La Romanella® line of Italian products represent signature brands designed to reach niche ethnic markets while enhancing our core product lines. Other key signature brands include First Street Deli™, a full line of delicatessen products, First Street Butcher Shop™ meats and First Street Dairy™, which includes milk and other dairy products. Snack’rs® is a full line of salty snacks while Tradewinds™ is our brand of spices and specialty seasonings. Bay Harbor® features a wide variety of frozen fish and seafood products while Ambiance® offers a complete coffee and hot beverage program. Davis Lay® features produce and Signature Bakeries is a full line of baked goods. We have other private label brands and plan to develop additional signature brand enhancements in 2005.

Pricing

We attempt to identify and establish competitive pricing on key items in local markets including competitive pricing against warehouse club stores. Our pricing strategy is carefully coordinated with our overall assortment strategy and with other marketing programs. Incentives encourage customers to purchase the largest sizes and case quantities, which helps maximize operating efficiencies within the distribution system. In addition, our corporate signature brand items offer distinct price and value advantages over comparable national brands.

Customer satisfaction

Our stores focus on customer service and convenience to encourage more frequent store visits and greater average purchase size. For example, stores offer convenient locations, operating hours and front door parking lots, along with logical layouts and easy to read signage. Our stores also maintain a high in-stock service rate; high product quality; high level of cleanliness; friendly, responsible and knowledgeable personnel; and point-of-sale support. In addition, we take customers’ special orders for a wide variety of products not regularly carried in our product assortment.

We utilize customer service representatives, provide informative customer materials, and emphasize employee training that builds customer loyalty. We have an employee training program designed to increase store employees’ retailing expertise and product knowledge. Our in-house training center provides employees with the opportunity to build their knowledge and acquire additional skills.

Marketing

Our marketing efforts for Smart & Final stores are focused on building brand awareness to encourage trial and retrial and on strengthening customer relationships to build repeat visits and to increase average purchase dollars. We build brand awareness with broad-reach advertising, public relations efforts and strong, market-entry promotional programs. We enhance our customer relationships with loyalty card programs, targeted marketing and local store events. Our strong advertising and direct mail program focuses on our key strengths: value, convenience and restaurant-quality products. These attributes make our Smart & Final stores the smaller, faster warehouse stores where customers save time and money. Our Cash & Carry stores primarily utilize direct mail advertising to reach our business customers and targeted new customers. We encourage our suppliers to participate in our marketing programs, thereby reducing our net marketing costs.

Store design and size

Our stores are designed as convenient warehouse stores dedicated to easing the shopping experience. For the last three years, new and relocated stores have ranged from 18,000 to 28,000 square feet. Our stores are organized into dry grocery, beverages, frozen foods, dairy/deli, fresh produce and meat, janitorial, equipment and supplies, candy, snacks, party supplies and other departments. In addition, prototype designs are improved continually to enhance traffic flow, space utilization, departmentalization, location of related merchandise, and overall visual appeal without diluting the convenient warehouse image.

Operations

Procurement

We believe our purchasing policies and procedures result in costs that are comparable to other companies purchasing similar quantities and types of merchandise. Service level goals and investment buying strategies are integrated to the purchasing program.

Our Smart & Final stores continually utilize the efficiencies provided by cooperative buying organizations to facilitate low cost purchasing. These buying alliances supplement the normal buying activities of our distribution center. We strive to maintain close working relationships with our major suppliers to reduce product and distribution costs. During 2004, we purchased from approximately 1,800 different suppliers. In 2004, we negotiated several national procurement agreements with suppliers, which reduced costs and increased merchandise margins.

Our Cash & Carry stores buy the majority of their products through a service agreement with Unified Western Grocers, Inc. (“UWG”), a grocery cooperative with a distribution center located in Portland, Oregon. During 2003, we entered into a new service agreement with UWG. Cash & Carry stores purchased approximately 76 percent of their product requirements in 2004 from UWG under the new agreement. This service agreement with UWG expires in November 2005.

We have not had any significant difficulties in the past, and do not expect any difficulties in the future, in obtaining products from suppliers or distributors.

Distribution

We support 176 Smart & Final stores in California, Arizona and Nevada and 11 Smart & Final Mexico stores from a 445,000 square foot distribution center in Commerce, California. Our Commerce distribution center operates a fleet of tractors and trailers that are either owned or leased. Other methods of distribution to our stores include service agreements with outside facilities for distribution of frozen, deli products and selected dry grocery products, service agreements with third party carriers for deliveries to northern California Smart & Final stores, and direct shipments from suppliers to the stores that include mostly soda, dairy and produce.

The 47 Cash & Carry stores in the Pacific Northwest are primarily served through a service agreement with UWG. Our Cash & Carry stores also receive direct shipments from certain suppliers to the stores that include mostly restaurant equipment and paper/packaging supplies.

We utilize computerized inventory management systems, radio frequency technology, and integrated labor management systems in our Commerce distribution center.

Competition

We participate in the dynamic and highly competitive domestic food distribution industry. Our competitors include:

•	membership and non-membership warehouse stores;

•	wholesale distributors; and

•	supermarkets, supercenters and other retailers.

Many of our competitors have greater geographical diversity and financial, distribution, marketing and other resources.

Our two major warehouse store competitors are Costco Wholesale Corporation and the SAM’S CLUB division of Wal-Mart Stores, Inc., both of which require membership. The warehouse stores industry has experienced price competition, product innovation and store growth over the past several years. We believe that we compete effectively with membership warehouse stores by offering a broader and more consistent foodservice assortment, more convenient shopping facilities and locations, a high level of customer service and competitive pricing.

The traditional wholesale foodservice distribution market, in which our Smart & Final and Cash & Carry stores operate and sell to commercial customers, is very competitive and highly fragmented. Competition in this sector may come from national wholesale distributors such as Sysco Corporation, Performance Food Group, the U.S. Foodservice division of Ahold USA and many smaller, regional distributors and independent wholesalers and from Restaurant Depot, a store-based wholesaler.

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

Our purchasing system enables category managers to manage turnover, buy inventory efficiently, achieve targeted gross margin objectives, track rebates and allowances by vendor, and maintain targeted service levels. The merchandising system enables store assortment to be customized to the needs and characteristics of individual market areas, maximizes gross margin return on investment by item and product category and increases inventory turn. The pricing systems allow the assortment to be managed in accordance with the marketplace. The distribution system manages warehouse inventories and store order selection and measures enterprise labor productivity. We believe our efforts that focused on the point of sale systems and the timely availability of detailed transactional data have established us as a leader in the customer information management arena. These systems will allow us to address individual customer’s needs, improve margin and react to both cost and market changes.

Human Resources

We strongly emphasize career development and retention of our employees. We strive to maintain the culture of a focused and innovative organization that maximizes employee productivity and contributions. We actively recruit and offer training opportunities to employees in order to develop qualified candidates for managerial positions as vacancies occur.

Employee training and development programs through our own training facilities encompass all levels of store operations, from entry through management, and emphasize merchandising techniques, management and leadership skills, and customer service goals to ensure top employee quality and productivity. We reward superior performance and motivate employees with incentive pay and stock compensation programs. Stores managers and many employees receive periodic or annual bonuses based on the achievement of specific operating goals and employees at the distribution center receive productivity incentives.

Approximately 130 hourly employees working at 18 Cash & Carry stores are covered by labor contracts with the International Brotherhood of Teamsters.

At the end of fiscal year 2004, we employed approximately 5,370 employees, including 4,930 at Smart & Final stores and 440 at Cash & Carry stores. About two-thirds of our employees are part-time employees. We consider our relations with our employees to be good.

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

Risk Factors

Competition

We operate in the highly competitive warehouse grocery stores industry. If we fail to successfully respond to competitive pressures in this industry, or to effectively implement our strategies to respond to these pressures, our operating results may be negatively affected. Many of our competitors have greater financial, distribution, marketing and other resources. Heightened competition among our suppliers, increased shopping alternatives and trends toward vertical integration could create additional competitive pressures. These factors could result in price reductions, reduced sales and margins, loss of market share or greater operating costs, any of which could negatively impact our results of operations.

Susceptibility to changes in business and economic conditions

We operate in an industry characterized by high sales volume and low profit margin which is sensitive to national and regional business and economic conditions. We cannot fully foresee the changes in business and economic conditions which may result from domestic reasons or foreign unrest. Our profitability is dependent on sales growth and control over merchandise, distribution and occupancy costs and operating and administrative expenses. Our operating results are also subject to seasonal fluctuations and the impact of weather conditions. Adverse weather conditions of unusually cold temperatures or above-average rainfall tends to adversely impact sales in affected markets.

Changes in legislation or regulation

Changes in legislation and regulations related to the sale and distribution of food products, sale of alcoholic beverages, labor laws, environmental laws, health and safety laws, land use, accounting standards and taxation laws may have a material impact on our financial condition or results of operations.

Operational inefficiencies

Our efforts to maintain and improve our operational efficiencies are largely dependent on the expertise and experience of our senior management, various key employees and our underlying management information systems. The failure to attract and retain qualified employees in the future could have a material adverse effect on our business.

We believe our information systems are a key element of enhancing our competitive position and achieving operational efficiency. We continually evaluate and upgrade our management information systems. Although we do not anticipate any disruption in our operations as a result of system upgrades, integrations or other activity, there can be no assurance that such disruption will not occur or that the desired benefits from system upgrades will be realized.

We depend on our distribution system, including third-party distribution, to distribute goods, products and supplies to our store locations. A disruption in our distribution system could have a material adverse effect on our results of operations.

Inability to execute our stores expansion plan

An element of our growth strategy is to continue expansion through new store openings and relocations and remodels of existing stores. Our success in executing this expansion plan is dependent on our ability to locate and obtain favorable store sites, enter into acceptable lease or purchase agreements for these store sites, open new or relocated stores in a timely manner and adapt distribution, management information and other operating systems sufficiently to support store expansion in an efficient and profitable manner. Executing this expansion plan will further require that we hire, train and retain the skilled management and other associate resources necessary to meet staffing needs of new store operations in a timely and cost-effective manner.

Unforeseen claims and litigation matters

We currently face and in the future may face various claims and litigation which could adversely impact our operating results and if proven, the impact may be serious. These claims could arise from 1) our employees, including wage disputes, discrimination, working condition and work-related injuries; 2) our customers, including problems with the quality, safety or integrity of the food products we sell; 3) governments for non-compliance with legislation and regulations; and 4) our suppliers for non-compliance with any purchase agreement. Any of these events could result in significant costs, loss of customers and/or could harm our ability to market and sell our food and related products.

Debt and capital resources

Our bank credit facility and lease facility contain financial covenants and other restrictions that may limit our operating flexibility. Our bank credit facility expires on November 18, 2009 and our lease facility expires on November 30, 2006. If we are unable to comply with these covenants and restrictions, we may be required to seek alternative means of financing such obligations. If we are unable to generate sufficient cash flows to service our debt and lease obligations, or if future borrowings or equity financing are not available to us for the payment or refinancing of our debt, our operating results may be adversely impacted.

Available Information

Website

Our website on the World Wide Web, http://www.smartandfinal.com, provides company information, menus, recipes and general tips on cooking and entertaining. Customers can locate their nearest store; view our signature brand products and current product specials; apply for our free SmartAdvantageSM loyalty card, sample menus and recipes for entertaining; and review our history, financial/governance information and job opportunities. Our website also features a catalog of professional-quality kitchen equipment and supply items; janitorial, maintenance and safety supplies; and a broad assortment of Tradewinds™ spices for sale online.

Reports, proxy statements and other documentation filed with the SEC

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the hours of operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We also make available free of charge upon request, or through our Internet website http://www.smartandfinal.com, these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC:

•	Annual Report on Form 10-K,

•	Quarterly Reports on Form 10-Q,

•	Current Reports on Form 8-K, and

•	If applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act.

Item 2. Properties

As of fiscal yearend 2004, we leased 149 store properties directly from third party lessors and had nine stores on real property that is ground leased from third party lessors. These leases had an average remaining lease term of eight years as of fiscal yearend 2004. At yearend, we leased 20 store properties under a lease facility described below. The remaining 45 store properties are owned.

We occupy a 445,000 square foot distribution facility in Commerce, California that is leased under the lease agreement described below. We maintain our principal headquarters in an 81,000 square foot leased facility in Commerce, California.

We plan to continue to lease properties, but also may elect to own some of the new stores on an interim or permanent basis. We have a lease facility that covers the lease of 20 store locations, the central distribution facility in Commerce, California and another distribution facility in northern California that is currently inoperative. The total value under this lease facility aggregates $86.7 million. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a further discussion of this lease facility.

Item 3. Legal Proceedings

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime and other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We continue to believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim. Discovery is now underway in the case. In February 2005, the court ordered the parties to commence mediation by May 1, 2005. No trial date has been set by the court.

We were also named as a defendant in suits filed on September 13, 2001 (Camacho vs. Smart & Final Inc.) and April 7, 2003 (Perea vs. Smart & Final Inc.) regarding compensation matters of our store associates. In February 2004, a settlement agreement for the resolution of the Camacho and Perea actions was approved by the court. Under the terms of the settlement, we paid cash into the settlement fund and agreed to issue scrip redeemable at our Smart & Final stores. In the third quarter of 2004, distributions were made to satisfy the claims of the members of the actions and the plaintiff’s attorney fees, costs and administrative expenses of the settlement.

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. This charge was adjusted in the fourth quarter of 2003 to reflect our updated assessment of the ultimate resolution of the above-named actions. We have not recorded any further charges in 2004 associated with these actions. Litigation matters are subject to inherent uncertainties; accordingly, we cannot provide assurance regarding the ultimate resolution of the Olivas action or provide a range of additional possible loss. See Note 4 to “Notes to Consolidated Financial Statements - Litigation and Other Charges” for further discussion.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders for a vote during the quarter ended January 2, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol SMF. As of March 4, 2005, there were approximately 252 registered holders of the common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $13.65. The following table sets forth the high and low sales prices of the common stock as reported on the NYSE composite tape for the periods indicated.

	High	Low
First Quarter of 2003	$5.43	$3.66
Second Quarter of 2003	5.16	3.30
Third Quarter of 2003	7.20	4.45
Fourth Quarter of 2003	10.15	5.75
First Quarter of 2004	13.13	10.00
Second Quarter of 2004	15.95	11.05
Third Quarter of 2004	17.49	11.70
Fourth Quarter of 2004	17.72	12.78

Dividends

The declaration and payment of dividends on our common stock is subject to the discretion of our Board of Directors. We have not paid dividends since January 1999 as the declaration and payment of dividends were subject to restrictions under the terms of our bank credit facility and lease facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The restriction under the credit facility was amended effective November 2004 such that we may pay up to $10 million in annual dividends commencing with fiscal year 2005 under our Amended and Restated Senior Credit Facility; however, the dividend restrictions under the lease facility remain in place. Currently, our Board of Directors is reviewing our dividend policy and there can be no assurance whether or when dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Part II, Item 5 of Form 10-K is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 20, 2005. We intend to file the Proxy Statement not later than 120 days after our last fiscal yearend. If the Proxy Statement is not filed with the SEC within such 120-day period, the items comprising the Part II, Item 5 information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

Item 6. Selected Financial Data

The information below is only a summary and should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements contained elsewhere in this Annual Report. Amounts may not aggregate due to rounding.

(In thousands, except per share and other operational data)

	Fiscal Year (A)
	2004	2003	2002	2001	2000
Income Statement Data:
Sales	$1,955,579	$1,730,114	$1,572,320	$1,493,986	$1,420,740
Gross margin	339,089	297,008	248,627	241,698	221,915
Income from operations	62,434	37,590	46,745	49,369	41,340
Interest expense, net	13,178	15,508	12,240	12,426	13,324
Income from continuing operations before income taxes and cumulative effect of accounting change	49,256	22,082	34,505	36,943	28,016
Discontinued operations, net of tax	(1,337)	(68,535)	(14,925)	(11,906)	(10,839)
Net income (loss)	30,194	(60,239)	6,849	12,029	9,557
Earnings per common share, assuming dilution, from continuing operations	0.99	0.46	0.74	0.81	0.62
Loss per common share, assuming dilution, from discontinued operations	(0.04)	(2.30)	(0.51)	(0.40)	(0.29)
Cumulative effect of accounting change per common share, assuming dilution	—	(0.18)	—	—	—
Earnings (loss) per common share, assuming dilution	0.95	(2.02)	0.23	0.41	0.33
Weighted average diluted common shares outstanding	31,869	29,777	29,527	29,660	29,244

Financial Data (at fiscal yearend):
Total assets	$587,431	$597,232	$621,646	$631,713	$580,940
Long-term debt and capital leases, excluding current maturities (B)	114,167	91,180	5,314	139,373	35,086
Stockholders’ equity	252,413	216,157	272,704	272,068	261,604

Other Operational Data (B):
Comparable store sales growth (C)	11.0%	8.8%	3.4%	3.8%	5.4%
Stores at fiscal yearend	223	219	217	212	204
Total retail square footage of operating stores at fiscal yearend (thousands) (D)	3,961	3,870	3,771	3,632	3,422
Sales per selling square foot (E)	$501	$452	$423	$420	$419
Store customer transactions (thousands)	47,006	43,941	40,747	38,360	36,818
Employees at fiscal yearend	5,370	5,060	4,590	4,450	4,210

(A)	For all years, 52 weeks except fiscal year 2004, which had 53 weeks. Certain amounts have been reclassified to conform to the 2004 current-year presentation. Such reclassification had no effect on the net income (loss) as previously reported.
(B)	Amounts reflect continuing operations data only. Other Operational Data does not include data related to the Mexico joint venture.
(C)	Comparable stores are those that have been in operation for 52 full weeks, including stores that have been remodeled or stores that have been relocated within their same market area during the full 52 weeks. Stores that have been closed during the period are excluded from the calculation. Comparable store sales growth for 2004 is calculated using 2004 sales for the 52 weeks ended December 26, 2004 compared to the 2003 sales for the 52 weeks ended December 28, 2003.
(D)	Total retail square footage of operating stores includes the total square footage of store building excluding any sub-leased square footage if applicable.
(E)	Sales per selling square foot is calculated by dividing total sales for the period by the weighted average total retail square footage of operating stores during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with a summary of our operating results to provide an overview of our financial performance for fiscal year 2004. This is followed by a discussion of the specific accounting changes in 2003 that impacted our results. Thereafter, we discuss our results of operations activities for fiscal year 2004 compared to fiscal year 2003, and for fiscal year 2003 compared to fiscal year 2002. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 29, we discuss the impact of inflation on our business, new accounting pronouncements, and the assumptions and judgments incorporated in our reported financial statements.

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

Overview

During fiscal years 2004, 2003 and 2002, the major factors that impacted our results of operations and financial position are as follows:

•	The labor dispute between the United Food and Commercial Workers Union and three major grocery chains in southern California had a significant positive effect on our sales volume, results of operations and financial position. This labor dispute commenced early in the 2003 fourth quarter and was settled in February 2004.

•	The sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”) and our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”), completed during the third quarter of 2003, allowed us to divest our loss producing operations, concentrate our management focus on our core store operations and concentrate our resources to strengthen our balance sheet and on continued development of our two store formats. See further discussion under “Discontinued Operations” below.

•	The litigation and other charges of $13.8 million in 2003 related to legal actions regarding compensation matters of our stores associates and financing fees associated with our revolving bank credit facility and real estate synthetic lease facility.

•	The adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as of June 15, 2003 resulted in a one-time, net-of-tax charge related to the cumulative effect of an accounting change and the consolidation of the assets, liabilities and results of operations of our real estate synthetic lease facility not previously consolidated.

The impact of the labor dispute was unprecedented and is not expected to repeat in the foreseeable future. We have been able to retain a significant percentage of the sales volume and customers gained during the labor dispute through price promotions, increased direct mailing and other advertising campaigning. We anticipate that some of the retained sales volume and customers may be lost as the three major retail supermarket chains undergo intensive sales promotion to rebuild their sales after the labor action. The retail grocery market in southern California has become increasingly competitive; consequently, there is no assurance that our sales growth will maintain at the current level.

We believe that our future growth depends on our ability to expand by opening new and relocated stores and undergoing remodels in the current stores to better serve our customers and that our profitability depends on sales growth from such expansion, improving gross margins and implementing effective cost controls.

Summary

Income from continuing operations was $31.5 million, or $0.99 per diluted share, for fiscal year 2004, compared to $13.6 million, or $0.46 per diluted share, for fiscal year 2003 and $21.8 million, or $0.74 per diluted share for fiscal year 2002. Included in income from continuing operations for 2003 was a $13.8 million pre-tax charge ($8.3 million net of tax, or $0.28 per diluted share) related to reserves for litigation and financing fees and costs.

We reported net income of $30.2 million, or $0.95 per diluted share, for 2004, compared to net loss of $60.2 million, or $2.02 per diluted share, for 2003 and net income of $6.8 million, or $0.23 per diluted share for 2002. Contributing to the net loss for 2003 was the loss from discontinued operations of $68.5 million, net of tax, the $5.3 million charge, net of tax, related to the cumulative effect of a change in accounting principle to adopt FIN No. 46, and the aforementioned $8.3 million, net of tax, charge related to reserves for litigation and financing fees and costs.

Accounting Changes

The consolidated statement of operations for 2003 included a $5.3 million, net of tax, or $0.18 per diluted share, cumulative effect of a change in accounting principle, representing the cumulative amount of depreciation and interest expense, in excess of the rental income of the variable interest entity, as a result of adopting FIN No. 46 as of June 15, 2003.

Beginning in 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” As a result of the implementation of EITF Issue No. 02-16, cooperative advertising allowances not representing reimbursement of direct, specific and incremental advertising costs have been recorded as a reduction of the cost of merchandise purchased. Prior to 2003, these allowances were recorded as a reduction of operating and administrative expenses.

Change in Management

We announced in February 2004 that Etienne Snollaerts, then president and Chief Operating Officer, would succeed Ross Roeder as Chief Executive Officer. The transition was effective following our 2004 annual meeting, which was held on May 19, 2004 at our corporate office in Commerce. Ross Roeder remained chairman of our Board of Directors.

Results of Operations

The following table shows, for the fiscal years indicated, certain condensed consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Fiscal Year
	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	82.7	82.8	84.2

Gross margin	17.3	17.2	15.8
Operating and administrative expenses	14.1	14.2	12.8
Litigation and other charges	—	0.8	—

Income from operations	3.2	2.2	3.0
Interest expense, net	0.7	0.9	0.8

Income from continuing operations before income tax provision	2.5	1.3	2.2
Income tax provision	(1.0)	(0.5)	(0.9)
Equity earnings of joint venture	0.1	—	0.1

Income from continuing operations	1.6	0.8	1.4
Discontinued operations, net of tax	(0.1)	(4.0)	(0.9)

Income (loss) before cumulative effect of accounting change	1.5	(3.2)	0.4
Cumulative effect of accounting change (variable interest entity), net of tax	—	(0.3)	—

Net income (loss)	1.5%	(3.5)%	0.4%

Sales

Sales from continuing operations were $1,955.6 million in 2004, $1,730.1 million in 2003 and $1,572.3 million in 2002. Historically, sales have followed a seasonal pattern in which first quarter sales tend to be the lowest. Third quarter sales are comparatively high because the third quarter includes 16 weeks, whereas the other quarters include 12 weeks. Our 2004 fiscal year consisted of 53 weeks with 13 weeks in the fourth quarter of 2004.

The following table sets forth the growth in sales and transaction sizes from continuing operations for fiscal years 2004, 2003 and 2002. We define comparable stores as those that have been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area. Stores that have been closed during the period are excluded from the calculation. Comparable store sales growth for 2004 is calculated using 2004 sales for the 52 weeks ended December 26, 2004 compared to the 2003 sales for the 52 weeks ended December 28, 2003.

	2004	2003	2002
Total sales growth	13.0%	10.0%	5.2%
Comparable store sales growth	11.0%	8.8%	3.4%
Comparable store transaction size	$41.65	$39.40	$38.75

Sales for 2004 benefited from increased levels of customer visits and average transaction size, favorable summer weather, aggressive campaigning for market share, the effect of the labor action, and the customers retained after the labor action. Our comparable store sales growth for 2004 as compared to 2003 increased significantly during the first three quarters and was negative during the fourth quarter of 2004, reflecting the impact of the labor action that commenced early in our 2003 fourth quarter and ended in our 2004 first quarter.

Sales increased in 2003 primarily due to strong comparable sales growth attributable to the favorable impact of the labor action. We estimated that approximately $50.0 million in incremental sales resulted from the labor action in 2003 fourth quarter, based upon the sales performance for our stores that we believed were impacted by the labor action due to their proximity to store locations of the three major retail supermarket chains that were involved in the labor action. Excluding the estimated impact of the strike-related incremental sales, we estimated that our 2003 comparable store sales would have increased by 5.5 percent, which represents a significant increase over the 3.4 percent same store sales increase realized in 2002 primarily due to several store relocations and remodels during 2002 and 2003. The estimated 5.5 percent increase is consistent with the comparable store sales growth rate of 5.1 percent for the forty weeks ended October 5, 2003 and 6.8 percent for the sixteen weeks ended October 5, 2003, immediately prior to the labor action and as reported in our Form 10-Q for the quarterly period ended October 5, 2003. We estimated that sales at approximately 105 of our 219 stores operating in 2003 fourth quarter were positively impacted by the labor actions.

Comparable sales increases for all the reporting years are also attributable to store relocations and store remodeling. Total sales growth was also attributable to new stores opened during the reporting years. Stores opened, relocated and closed in our continuing operations during 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Beginning store count	219	217	212
New stores	4	4	7
Stores relocated	2	5	2
Stores closed or relocated	(2)	(7)	(4)

Ending store count	223	219	217

Gross margin

Gross margin represents sales less cost of sales, buying and occupancy. The major categories of costs included in cost of sales, buying and occupancy are cost of goods, distribution costs, costs of our buying department and store occupancy costs, net of earned vendor rebates and other allowances. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from our warehouses to our stores, and other costs of our distribution network. We do not exclude any portion of these costs from cost of sales. Included in earned vendor rebates and other allowances and as a reduction from cost of sales, buying and occupancy were cooperative advertising allowances of $14.9 million for 2004 and $13.7 million for 2003 as a result of adopting EITF Issue No. 02-16. Prior to adoption, cooperative advertising allowances were $13.0 million for 2002 and were recorded as a reduction from operating and administrative expenses.

Gross margin from continuing operations increased $42.1 million to $339.1 million, and as a percentage of sales, increased from 17.2 percent in 2003 to 17.3 percent in 2004. The $42.1 million increase was primarily due to the significant increase in sales as compared to 2003. The increase in gross margin as a percentage of sales was primarily attributable to the decrease of 0.32 percent in occupancy costs as a percentage of sales due to the relatively fixed nature of these costs and the effect of adopting FIN No. 46 as of June 15, 2003. As a result of the adoption of FIN No. 46 as of June 15, 2003, we recorded approximately $7.9 million of costs as interest expense in 2004 and $4.2 million in 2003 that, prior to adoption, were recorded in cost of sales as rental expense. In addition, pursuant to FIN No. 46, we recorded in 2004 approximately $1.2 million of depreciation expense in cost of sales and $0.7 million in 2003 that previously was not recorded. When compared to 2003, the net effect of FIN No. 46 increased the gross margin from continuing operations as a percentage of sales by approximately 0.13 percent in 2004.

These gross margin rate increases were partially offset by a 0.13 percent increase in distribution costs and a 0.18 percent increase due to changes in sales mix. Distribution costs increased as a result of higher labor and fuel costs. The change in sales mix was the result of strong sales growth at the Cash & Carry stores that serve only business customers and generate lower gross margins, as well as, the increased sales in national brands, a result of the labor action. National brands generate lower gross margins compared to our corporate signature brands.

Gross margin from continuing operations increased $48.4 million to $297.0 million, and as a percentage of sales, increased from 15.8 percent in 2002 to 17.2 percent in 2003. The $48.4 million increase in gross margin in 2003 was primarily the result of the significant increase in sales and the effects of adopting two new accounting pronouncements. As a result of adopting EITF Issue No. 02-16, the recording of cooperative advertising allowances for 2003 as a reduction of cost of sales contributed approximately 0.79 percent of increase in gross margin as a percentage of sales. The net effect of FIN No. 46 to 2003, when compared to 2002, was to increase the gross margin as a percentage of sales by 0.21 percent. Additionally, other increases primarily included 0.37 percent in decreased inventory loss adjustment and 0.16 percent in improved merchandise margins, partially offset by 0.23 percent in increased distribution costs related to labor, insurance and the effect of transferring distribution for our northern California stores to our warehouse in Commerce, California.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level (primarily labor and related fringe benefit costs) advertising and marketing costs, overhead costs and corporate office costs. Cooperative advertising allowances were recorded as a reduction in operating and administrative expenses for 2002. Similar allowances were recorded as a reduction of cost of sales, buying and occupancy for 2003 and 2004 subsequent to adoption of EITF 02-16.

Operating and administrative expenses from continuing operations for 2004 were $276.7 million, up $31.1 million, or 12.7 percent, over 2003. Over half of the $31.1 million increase was attributable to increased costs driven by the higher sales volume, such as labor, fringe benefits and other store costs. Other increases in 2004 included a $2.5 million non-cash impairment charge associated with certain capitalized software development costs and increases in marketing expenses, reserves for sales and use tax audits and incentive compensation costs. Operating and administrative expenses as a percentage of sales decreased from 14.2 percent in 2003 to 14.1 percent in 2004. The major factors of this percentage of sales decrease included 0.20 percent attributable to reductions in overhead, general and administrative costs primarily associated with store operations and decreased utility costs and 0.07 percent in positive effect of sales mix change as a result of increased sales volume at Cash & Carry stores that require less direct store operation expenses. These decreases were partially offset by increases of 0.12 percent in reserves for sales and use tax audits and 0.09 percent in asset impairment charges.

Operating and administrative expenses from continuing operations for 2003 were $245.6 million, up $43.7 million, or 21.6 percent, over 2002. These expenses as a percentage of sales increased from 12.8 percent in 2002 to 14.2 percent in 2003. The major factor of this percentage of sales increase were the 0.82 percent from the effect of adopting EITF Issue No. 02-16 and the 0.55 percent in increased incentive compensation, severance and an accelerated vesting in restricted stock compensation.

Litigation and Other Charges

For 2003, we recorded a $13.8 million pre-tax charge related to litigation reserves, as well as, financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank of credit facility and lease facility.

Interest expense, net

Interest expense, net decreased $2.3 million, or 15.0 percent, from $15.5 million recorded in 2003 to $13.2 million in 2004. The decrease was primarily due to the reduced debt outstanding and decreases in amortization of loan fees and payment under the interest rate hedging arrangement, attributable to the partial early termination of one agreement during 2003. At 2004 yearend, the balance outstanding of our bank credit facility was $25.0 million as compared to $60.0 million at 2003 yearend. The decrease in interest expense was partially offset by $3.7 million increase in interest expense under the real estate lease facility that was previously recorded as cost of sales before the adoption of FIN No. 46 as discussed above under “Gross margin”. The interest expense under the real estate lease facility reported under “Interest expense, net” was $7.9 million for the entire year of 2004 and $4.2 million for the second half of 2003, after the adoption of FIN No. 46 as of June 15, 2003.

Interest expense, net increased $3.3 million, or 26.7 percent, from $12.2 million recorded in 2002 to $15.5 million in 2003 primarily due to the adoption of FIN No. 46 as discussed above and increased amortization of loan fees, partially offset by lower interest expense on bank debt. At 2003 yearend, the outstanding balance of our bank credit facility was $60.0 million as compared to $130.0 million at 2002 yearend.

Income tax provision

Income tax expense in 2004, 2003 and 2002 relating to continuing operations was $18.7 million, $9.2 million and $13.6 million, respectively. The effective tax rate was 38.0 percent for 2004, 41.8 percent for 2003 and 39.5 percent for 2002. The effective tax rate is lower in 2004 due to the utilization of capital loss carry-backs, additional permanent deductions and a reduction in the valuation allowance in 2004.

Equity earnings of joint venture

Smart & Final Mexico owns a 50 percent interest in a Mexico joint venture that operates 11 stores in Mexico and produced $1.0 million in equity earnings in 2004, $0.7 million in 2003 and $0.9 million in 2002. This Mexico joint venture opened three new stores during the last three years.

Discontinued Operations

During the second quarter of 2003, we announced the sale and divestiture of the Florida Operations after suffering several years of losses in these operations.

In the second quarter of 2003 we adopted a restructuring plan related to our Northern California Foodservice Operations in an effort to improve its profitability. We recorded $19.1 million of pre-tax charges associated with the restructuring of the Northern California Foodservice Operations in the second quarter of 2003. These charges were reflected in pre-tax loss from operations described below for 2003 and included $6.3 million of impairment loss on long-lived assets related to warehouse and facility closures, $5.8 million of early terminations of related warehouse service and lease agreements, $5.9 million of goodwill written off and a $1.1 million provision for work force reductions.

During the third quarter of 2003, we announced the sale and divestiture of our Northern California Foodservice Operations which, coupled with the sale and divestiture of our Florida Operations, allowed us to further concentrate our management focus on our core store operations and concentrate our resources to strengthen our balance sheet and on continued development of our two store formats.

The sale and divestiture of both our Florida Operations and Northern California Foodservice Operations were substantially completed during the third quarter of 2003. We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations.

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented, in thousands except per diluted share values. Totals of per diluted share value may not aggregate due to rounding.

	2004	2003	2002
Sales	$—	$305,472	$443,663
Pre-tax loss from operations	$(2,158)	$(44,018)	$(24,801)
Pre-tax loss on sale and divestiture	—	(57,375)	—
Income tax benefit	821	32,858	9,876

Net loss from discontinued operations	$(1,337)	$(68,535)	$(14,925)

	2004	2003	2002
Per diluted share:
Pre-tax loss from operations	$(0.07)	$(1.48)	$(0.84)
Pre-tax loss on sale and divestiture	—	(1.93)	—
Income tax benefit	0.03	1.10	0.33

Net loss from discontinued operations	$(0.04)	$(2.30)	$(0.51)

Pre-tax loss from discontinued operations for all periods presented does not include an allocation of corporate overhead or costs. The $19.1 million of pre-tax charges associated with the restructuring of the Northern California Foodservice Operations recorded in 2003 second quarter were reflected in pre-tax loss from operations in the above table for 2003.

The net pre-tax loss on sale and divestiture was determined based on the excess or shortfall of sale prices, net of related transaction expenses, over the carrying amounts of net assets sold and other divestiture charges. The following transactions and events are included in the net pre-tax loss on sale and divestiture for 2003, in thousands:

Pre-tax loss on the sale and divestiture of Florida Operations¹	$(53,563)
Pre-tax gain on sale of two Florida properties of the variable interest entity²	4,088
Pre-tax divestiture charges at Northern California Foodservice Operations³	(15,427)
Pre-tax gain on sale of certain assets at Northern California Foodservice Operations[4]	7,527

Total pre-tax loss on sale and divestiture	$(57,375)

¹	During 2003 third quarter, we entered into definitive sales agreements with the buyer for the sale of Florida Operations and received net cash proceeds of $14.8 million with an additional $3.0 million placed in an escrow account for later settlement of closing valuation matters related to the sale agreements.
²

Under separate sale agreements, two Florida properties of the variable interest entity were sold to the buyer of the Florida Operations for cash consideration of $14.3 million, which was deposited to a real estate trust account that was reported as “Cash held in real estate trust” on our consolidated balance sheets. The sale of these two properties resulted in a pre-tax gain of $4.1 million recorded in the 2003 third quarter. The related cash proceeds were reported as a non-cash investing activity on the supplemental disclosure on our consolidated statement of cash flows for 2003. Included in “Bank credit facility, lease facility and other financing activities” below is a further discussion related to the real estate trust.

³	We recorded $14.5 million of pre-tax charges in 2003 third quarter and $0.9 million in 2003 fourth quarter. The $15.4 million of total charges is comprised of $8.2 million in asset impairment, $2.6 million in lease termination costs, $3.3 million in employee severance and related obligations and $1.3 million in vendor and other obligations.
[4]	We sold the Northern California Foodservice Operations for cash proceeds of $24.8 million.

The total cash consideration for the sale of the Northern California Foodservice Operations and the Florida Operations, net of transaction expenses of $1.7 million, was $37.9 million and was reported on our consolidated statement of cash flows as “Net proceeds from divestitures” under investing activities for 2003. We have fully received all the proceeds related to the sale of the Northern California Foodservice Operations; however, we have a sales proceed receivable of $3.4 million related to the sale of the Florida Operations of which $3.0 million is held in escrow pending final resolution of certain purchase price adjustment matters.

Adjustments in 2004 reflect a reduction in the Florida stores lease obligations and an increase in Foodservice severance and related obligations.

Liquidity and Capital Resources

Cash flows and financial position

Net cash provided by operating activities from continuing operations was $41.7 million in 2004 compared to $90.3 million in 2003 and $58.0 million in 2002. The increase or decrease in cash provided by operating activities from continuing operations reflects our operating performance before non-cash expenses and charges and the timing of receipts and disbursements. The decrease in cash from operating activities from 2003 to 2004 was due to cash utilized in 2004 to increase inventory levels to support the higher sales and achieve higher levels of store inventory “in-stock” conditions. We also utilized cash in 2004 to fund the payment of a litigation settlement, to make cash contributions of $15.0 million to our defined benefit pension plan, and to lower our accounts payable balance from 2003 which was atypically higher due to our increased inventory purchases in the fourth quarter of 2003 in response to the labor action in southern California. Additionally our cash flows were favorably impacted through the receipt in 2004 of an income tax refund of approximately $7.1 million. Net cash used in operating activities from discontinued operations was $4.3 million in 2004.

Net cash used in investing activities from continuing operations was $13.4 million in 2004 compared to $33.0 million in 2003 and $35.5 million in 2002. The decrease of $19.6 million in net cash used in 2004 as compared to 2003 was primarily due to the generation of $14.2 million of cash which was released from the real estate trust in payment for six owned store properties sold to the real estate synthetic lease facility. See further discussion in “Bank credit facility, lease facility and other financing activities” below. Additional cash of approximately $9.9 million was primarily generated from the redemption of a certificate of deposit and sale of certain municipal bonds and proceeds from disposal of closed or relocated store properties in 2004. These cash receipts were more than offset by the $25.5 million in capital expenditures for new and relocated stores and $12.1 million in expenditures for capitalized software. In 2004, such capital expenditures increased $4.6 million as compared to an $8.9 million decrease in 2003. Net proceeds from divestitures of $37.9 million in 2003 reflected net proceeds generated from sale and divestiture of the Florida Operations and the Northern California Foodservice Operations.

Net cash used for financing activities from continuing operations was $32.4 million in 2004 compared to $76.8 million in 2003 and $3.7 million in 2002. The net cash used in financing activities in 2004 and 2003 were primarily related to payments on our obligations outstanding under our revolving bank credit facility. Such net payments were $35.0 million in 2004 and $70.0 million in 2003. Additionally, we received $5.4 million of proceeds from stock issuance upon exercises by stock option holders in 2004. In 2003 we made a $5.0 million payoff on a note in connection with the acquisition of Cash & Carry in 1998 and other payments on bank debt and capital leases.

At January 2, 2005, we had cash and cash equivalents of $28.7 million, stockholders’ equity of $252.4 million and debt, excluding capital leases, of $111.7 million. At January 2, 2005 our working capital was $63.0 million, compared to a deficit in working capital of $2.6 million at December 28, 2003, primarily due to the inclusion in current liabilities at December 28, 2003, of a $60.0 million obligation under our revolving bank credit facility, which expired and was refinanced in November 2004 (see “Bank credit facility, lease facility and other financing activities” below.)

Capital expenditure and other capital requirements

Our primary requirement for capital is to finance store development costs for buildings, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware, as well as general working capital requirements.

During 2004, we opened four new stores and relocated two stores. New store growth and store remodeling are planned for the future years. We plan to open or relocate 15 to 20 stores during 2005. We estimate that the capital expenditure requirement for improvements and equipment for a new store is approximately $1.2 million to $2.2 million. We typically enter into lease arrangements for our store properties. From time to time we may purchase the properties for an additional capital investment that depends on the property location and market value. Working capital investment related to a new store is approximately $0.2 million and primarily relates to inventory net of trade vendor accounts payable. We also plan to perform approximately ten major remodels to existing stores in 2005 which generally require capital expenditures in excess of $400,000 per major remodel. Total capital expenditures, including investment in capitalized software, for 2005 are currently estimated at $50 million to $60 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory pension plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). Changes in the benefit plan assumptions as well as the funded status of the plan impact the funding and expense levels for future periods. We made $15.0 million of contributions to the plan during 2004. We are not required to make any contributions for the 2005 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2005.

Bank credit facility, lease facility and other financing activities

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expired on November 30, 2004. Effective November 18, 2004, we entered into a $150.0 million Amended and Restated Senior Credit Facility (“Amended Senior Credit Facility”). The Amended Senior Credit Facility replaces the Credit Agreement. The Amended Senior Credit Facility has a five-year term expiring on November 18, 2009. Interest for the Amended Senior Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At December 31, 2004, the six-month Eurodollar LIBOR rate was 2.21 percent.

At our option, the Amended Senior Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At January 2, 2005, $25.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At January 2, 2005, we had $119.4 million available under our Amended Senior Credit Facility.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in the Lease Agreement structure include banks and financing institutions as well as Casino USA (“Casino USA”), which owned 54.4 percent of our common stock at January 2, 2005. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

During the process of sale and divestiture of the Florida Operations in 2003, proceeds of $14.3 million were generated through the sale of a Florida distribution facility and a Florida store property originally covered by the Lease Agreement. The Lease Agreement was thereafter amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. During second quarter 2004, we sold six owned store locations to the real estate trust for $14.2 million in cash, which was then used to pay down the balance outstanding under our Credit Agreement. No gain or loss was recognized on this inter-company transaction. The Lease Agreement as amended, with a value of $86.7 million and a composite interest rate of 9.07 percent, provides the financing for two distribution facilities and 20 store locations, including the six replacement store properties, as of January 2, 2005.

The Lease Agreement is considered a variable interest entity and subject to consolidation under FIN No. 46, “Consolidation of Variable Interest Entities,” issued by FASB. We adopted the provisions of FIN No. 46 as of June 15, 2003 and therefore the related properties and long-term portion of notes payable are included in our consolidated balance sheets under “Property, plant and equipment”, “Notes payable” and, for the Casino USA participation of $33.1 million at January 2, 2005 and $33.2 million at December 28, 2003, “Notes payable to affiliate”. The consolidated statement of operations for 2003 included a $5.3 million, net of tax, cumulative effect of a change in accounting principle, or $0.18 per diluted share, representing the cumulative amount of depreciation and interest expense, in excess of the rental income as of June 15, 2003.

Borrowings under both the Amended Senior Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and additionally a collateral position, subordinate to the Amended Senior Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Senior Credit Facility has as principal collateral, our receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and in addition has a subordinate collateral position on the properties and related assets that are the principal collateral of the Lease Agreement.

Both the Amended Senior Credit Facility and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require us to maintain a public debt rating or a certain liquidity level. We are currently in compliance with the amended covenants.

The Amended Senior Credit Facility expires on November 18, 2009 and the Lease Agreement expires on November 30, 2006. Accordingly, our obligations under these agreements have been classified as long-term liabilities in our consolidated balance sheet as of January 2, 2005. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities. See “Item 1. Business – Risk Factors” for additional information regarding the risks associated with our debt and capital resources.

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have availability under our bank credit facility. We expect to be able to fund future acquisitions and other cash requirements by a combination of available cash, cash from operations and other borrowings and proceeds from the issuance of equity securities. We believe that our sources of funds are adequate to provide for working capital, capital expenditures and debt service requirements for the foreseeable future.

Contractual obligations

The following table sets forth our future payments due by period of our contractual obligations, in thousands:

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$111,668	$140	$86,528	$25,000	$—
Capital lease obligations	4,687	1,522	1,738	1,089	338
Operating lease obligations	323,737	34,802	65,109	57,814	166,012
Other long-term obligations	12,476	5,735	5,231	1,510	—

Total contractual obligations	$452,568	$42,199	$158,606	$85,413	$166,350

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

We have a contractual obligation under our service agreement with UWG to purchase a minimum amount of food and related items during any twelve-month period covered by the agreement. This contractual obligation does not exceed our expected requirements over any twelve-month period covered by the agreement. This agreement expires in November 2005. The related amounts are not included in the above table.

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

New Accounting Pronouncements

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The provisions of this statement will become effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition or results of operations.

SFAS No. 123(R)

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) effective June 20, 2005, which is the beginning of our third quarter 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to “Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies – Stock options” in this Annual Report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financial cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we can not estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.0 million in 2004, none in 2003 and an immaterial amount in 2002.

We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees and the choice of the option-pricing model in the future. We are also analyzing other potential impact of adopting SFAS No. 123(R) and presently, do not expect any other potential impact will be significant.

SFAS No. 109-2

On December 21, 2004, the FASB issued SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Job Creation Act”) allows a one-year incentive for U. S. corporations to reinvest the earnings of their controlled foreign corporation back into the United States, by applying a reduced maximum tax rate of 5.25 percent on dividends repatriating such earnings. SFAS No. 109-2 allows time beyond the financial reporting period of enactment to evaluate the effect of the Job Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109, “Accounting for Income Taxes” due to the lack of clarification of certain provisions within the Job Creation Act and the timing of the enactment. SFAS No. 109-2 requires disclosure of certain information for companies that have not yet completed their evaluation of the repatriation provision for purposes of applying SFAS 109 for each period for which financial statements covering periods affected by the Job Creation Act are presented.

We are currently evaluating the effect of the Job Creation Act and its impact on our policy regarding repatriating or reinvesting our share of equity earnings in SFDN. We have not recorded U.S. income tax expense for the undistributed earnings of our foreign operations. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Our equity investment in SFDN was $6.3 million at January 2, 2005. We estimate the income tax effect to be immaterial should we repatriate the undistributed earnings of SFDN pursuant to the provisions of the Job Creation Act.

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

Inventory

We record our inventories at the lower of FIFO (first-in, first-out) cost or market method. Approximately 71 percent of our inventories are held at the stores and the remaining 29 percent are held in our various warehouse locations. These inventories are subject to frequent periodic counting. Losses, including theft, damages and other casualties are written off when identified. Reserves for inventory losses are provided based on analysis of historical trends including the results from the most recent periodic counting. We evaluate the adequacy of these reserves every four-week period.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that we test goodwill for impairment based on a comparison of fair values to the carrying values of our reporting units. The goodwill on our balance sheet of $34.8 million relates solely to our acquisition of Cash & Carry in 1998; accordingly, our Cash & Carry operation is the reporting unit for which the test of goodwill for impairment is performed. The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit. Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly.

Long-lived assets

Long-lived assets, including capitalized software costs, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value.

Self-insurance program

We maintain a self-insurance program covering our California workers’ compensation costs and deductibles. The amounts in excess of the self-insured levels are fully insured. We maintain insured deductible programs for other workers’ compensation and general liability exposures. Amounts in excess of deductibles are fully insured. Self-insurance accruals are calculated by outside actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future loss are inherently uncertain because of the random nature of insurance claims occurrences and could be substantially affected if future occurrences and claims differ significantly from these assumptions and historical trends.

Retirement benefit plans

We maintain defined benefit and defined contribution retirement plans for our employees. The defined benefit pension plan pays benefits to employees at retirement using formulas based on various estimates and assumptions. We account for the defined benefit pension plan in accordance with SFAS No. 87 “Employer’s Accounting for Pensions.” SFAS No. 87 requires that the amounts recognized in the financial statements be determined on an actuarial basis and include assumptions such as the expected rate of return on plan assets, a discount rate for determining the current value of plan benefits and the rate of increase in future compensation levels. Any change in these assumptions may cause the future pension expense to increase or decrease significantly and hence affect our results of operations or financial condition.

Contingencies and litigation

In the ordinary course of our business, we are periodically named as a defendant in various lawsuits, claims and pending actions. The principal risks that we insure against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. Whereas we believe the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect our results of operations or financial condition.

Leases

We lease a significant portion of our store property locations as well as certain other properties. In February 2005 the Securities and Exchange Commission (“SEC”) posted to its website a letter from the Chief Accountant of the SEC discussing the application of generally accepted accounting principles to certain lease accounting issues. We believe the accounting practices we have applied to the accounting for rent holidays, depreciable lives of leasehold improvements, and tenant improvement allowances do not result in a material difference as compared to the application of generally accepted accounting principles described in the letter.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to fluctuations in interest rates and the foreign exchange rates between the U.S. dollar and other foreign currencies primarily the Mexican Peso. As of 2004 yearend, our exposure to foreign exchange rates was limited.

We may manage interest rate risk through the use of interest rate collar agreements to limit the effect of interest rate fluctuations from time to time. We presently have no program in place. An earlier agreement was terminated in November 2004. See Note 13 to “Notes to Consolidated Financial Statements - Derivatives” in this Annual Report for a more complete description of our interest rate collar.

Interest Rate Sensitivity Analysis

The following analysis presents our earnings sensitivity if a certain interest rate change occurred at January 2, 2005. The change chosen for this analysis reflects our view of a change that is reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects that could impact our business as a result of these changes in interest.

At January 2, 2005, we had debt, excluding capital leases totaling $111.7 million, of which $25.0 million was variable-rate debt and $86.7 million was fixed-rate debt. At December 31, 2004, the six-month Eurodollar LIBOR rate was 2.21 percent.

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

Foreign Currency Risk

Our exposure to foreign currency risk is limited to the operations under Smart & Final Mexico and the equity earnings of its Mexico joint venture. At 2004 yearend, such exposure was the $6.6 million net investment in Smart & Final Mexico, which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this section:

SMART & FINAL INC.

MANAGEMENT’S REPORT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Smart & Final Inc. is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Smart & Final Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Smart & Final Inc. management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of January 2, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

By:	/s/ Etienne Snollaerts	By:	/s/ Richard N. Phegley
	Etienne Snollaerts		Richard N. Phegley
	President and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Smart & Final Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Smart & Final Inc. maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smart & Final Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Smart & Final Inc. maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Smart & Final Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smart & Final Inc. as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 2, 2005 of Smart & Final Inc. and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Smart & Final Inc.

We have audited the accompanying consolidated balance sheets of Smart & Final Inc., a Delaware corporation and a 54.4 percent owned subsidiary of Casino USA, Inc., (the “Company”) as of January 2, 2005 and December 28 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 2, 2005. Our audits also included the financial schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smart & Final Inc. at January 2, 2005 and December 28, 2003, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for a variable interest entity upon adoption of Financial Accounting Standards Board Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” on June 15, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smart & Final Inc.’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 2, 2005

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	January 2, 2005	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$28,672	$36,592
Accounts receivable, less allowance for doubtful accounts of $254 in 2004 and $307 in 2003	16,717	15,524
Inventories	142,360	123,428
Prepaid expenses and other current assets	16,428	27,383
Deferred tax assets	11,646	16,660
Assets of discontinued operations	2,129	4,681

Total current assets	217,952	224,268
Property, plant and equipment:
Land	66,275	68,042
Buildings and improvements	62,583	64,237
Leasehold improvements	125,206	113,388
Fixtures and equipment	194,554	179,079

	448,618	424,746
Less – Accumulated depreciation and amortization	197,443	177,706

Net property, plant and equipment	251,175	247,040
Assets under capital leases, net of accumulated amortization of $7,669 in 2004 and $9,417 in 2003	2,085	3,926
Goodwill	34,775	34,775
Deferred tax assets	18,237	16,123
Equity investment in joint venture	6,258	5,398
Cash held in real estate trust	116	14,357
Other assets	56,833	51,345

Total assets	$587,431	$597,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$1,353	$61,964
Accounts payable	83,103	92,448
Accrued salaries and wages	20,166	17,220
Other accrued liabilities	47,863	47,914
Liabilities of discontinued operations	2,476	7,296

Total current liabilities	154,961	226,842
Long-term liabilities:
Obligations under capital leases	2,638	4,511
Bank debt	25,000	—
Notes payable	53,396	53,496
Notes payable to affiliate	33,133	33,173
Other long-term liabilities	30,324	25,185
Postretirement and postemployment benefits	35,566	37,868

Total long-term liabilities	180,057	154,233
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 30,752,118 shares issued and outstanding in 2004 and 29,922,821 in 2003)	308	299
Additional paid-in capital	219,768	209,876
Retained earnings	46,157	15,963
Accumulated other comprehensive loss	(12,361)	(9,881)
Notes receivable for common stock	(75)	(100)
Treasury stock, at cost, 86,475 shares in 2004	(1,384)	—

Total stockholders’ equity	252,413	216,157

Total liabilities and stockholders’ equity	$587,431	$597,232

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year
	2004	2003	2002
Sales	$1,955,579	$1,730,114	$1,572,320
Cost of sales, buying and occupancy	1,616,490	1,433,106	1,323,693

Gross margin	339,089	297,008	248,627
Operating and administrative expenses	276,655	245,584	201,882
Litigation and other charges	—	13,834	—

Income from operations	62,434	37,590	46,745
Interest expense, net	13,178	15,508	12,240

Income from continuing operations before income tax provision	49,256	22,082	34,505
Income tax provision	(18,718)	(9,229)	(13,615)
Equity earnings of joint venture	993	744	884

Income from continuing operations	31,531	13,597	21,774
Discontinued operations, net of tax	(1,337)	(68,535)	(14,925)

Income (loss) before cumulative effect of accounting change	30,194	(54,938)	6,849
Cumulative effect of accounting change (variable interest entity, net of tax of $3,534)	—	(5,301)	—

Net income (loss)	$30,194	$(60,239)	$6,849

Earnings (loss) per common share
Earnings per common share from continuing operations	$1.04	$0.46	$0.74
Loss per common share from discontinued operations	(0.04)	(2.30)	(0.51)
Cumulative effect of accounting change per common share	—	(0.18)	—

Earnings (loss) per common share	$1.00	$(2.02)	$0.23

Weighted average common shares	30,206,190	29,777,393	29,417,429

Earnings (loss) per common share, assuming dilution
Earnings per common share, assuming dilution, from continuing operations	$0.99	$0.46	$0.74
Loss per common share, assuming dilution, from discontinued operations	(0.04)	(2.30)	(0.51)
Cumulative effect of accounting change per common share, assuming dilution	—	(0.18)	—

Earnings (loss) per common share, assuming dilution	$0.95	$(2.02)	$0.23

Weighted average common shares and common share equivalents	31,868,983	29,777,393	29,527,314

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Notes Receivable for Common Stock	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, fiscal yearend 2001	29,393,449	$294	$207,361	$69,353	$(4,840)	$(100)	$—	$272,068
Issuance of common stock	49,749	—	146	—	—	—	—	146
Restricted stock accrual	—	—	587	—	—	—	—	587
Tax benefit on options exercised	—	—	1	—	—	—	—	1
Comprehensive income (loss):
Net income	—	—	—	6,849	—	—	—	6,849
Other comprehensive loss:
Derivative instruments:
Loss, net of tax of $1,637	—	—	—	—	(2,456)	—	—	(2,456)
Reclassification adjustments, net of tax of $1,292, included in net income	—	—	—	—	1,938	—	—	1,938
Foreign currency translation loss	—	—	—	—	(234)	—	—	(234)
Minimum pension liability, net of tax of $4,130	—	—	—	—	(6,195)	—	—	(6,195)

Other comprehensive loss	—	—	—	—	(6,947)	—	—	(6,947)

Comprehensive income (loss)	—	—	—	6,849	(6,947)	—	—	(98)

Balance, fiscal yearend 2002	29,443,198	$294	$208,095	$76,202	$(11,787)	$(100)	$—	$272,704
Issuance of common stock	479,623	5	1,000	—	—	—	—	1,005
Restricted stock accrual	—	—	781	—	—	—	—	781
Comprehensive (loss) income:
Net loss	—	—	—	(60,239)	—	—	—	(60,239)
Other comprehensive income:
Derivative instruments:
Income, net of tax of $94	—	—	—	—	141	—	—	141
Reclassification adjustments, net of tax of $1,190, included in net loss	—	—	—	—	1,785	—	—	1,785
Foreign currency translation gain	—	—	—	—	608	—	—	608
Minimum pension liability, net of tax of $418	—	—	—	—	(628)	—	—	(628)

Other comprehensive income	—	—	—	—	1,906	—	—	1,906

Comprehensive (loss) income	—	—	—	(60,239)	1,906	—	—	(58,333)

Balance, fiscal yearend 2003	29,922,821	$299	$209,876	$15,963	$(9,881)	$(100)	$—	$216,157
Issuance of common stock	829,297	9	7,656	—	—	—	—	7,665
Restricted stock accrual	—	—	205	—	—	—	—	205
Tax benefit on options exercised	—	—	2,031	—	—	—	—	2,031
Payment received	—	—	—	—	—	25	—	25
Purchase at cost, 86,475 shares	—	—	—	—	—	—	(1,384)	(1,384)
Comprehensive income (loss):
Net income	—	—	—	30,194	—	—	—	30,194
Other comprehensive income:
Derivative instruments:
Income, net of tax of $109	—	—	—	—	164	—	—	164
Reclassification adjustments, net of tax of $581, included in net income	—	—	—	—	872	—	—	872
Foreign currency translation loss	—	—	—	—	(115)	—	—	(115)
Minimum pension liability, net of tax of $2,084	—	—	—	—	(3,401)	—	—	(3,401)

Other comprehensive loss	—	—	—	—	(2,480)	—	—	(2,480)

Comprehensive income (loss)	—	—	—	30,194	(2,480)	—	—	27,714

Balance, fiscal yearend 2004	30,752,118	$308	$219,768	$46,157	$(12,361)	$(75)	$(1,384)	$252,413

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year
	2004	2003	2002
Cash Flows from Operating Activities:
Income from continuing operations before cumulative effect of accounting change	$31,531	$13,597	$21,774
Adjustments to reconcile income from continuing operations before cumulative effect of accounting change to net cash provided by continuing activities:
Non-cash litigation and other charges, net of tax	—	8,300	—
Gain on disposal of property, plant and equipment	(390)	(818)	(2,065)
Asset impairment	2,500	—	—
Depreciation	17,951	19,265	18,568
Amortization	12,716	13,189	11,199
Amortization of deferred financing costs	1,358	3,187	1,873
Deferred tax provision (benefit)	2,899	12,575	(217)
Equity earnings of joint venture	(993)	(744)	(884)
Decrease (increase) in:
Accounts receivable	(1,193)	6,284	9,489
Inventories	(18,933)	1,408	5,836
Prepaid expenses and other assets	9,731	(16,117)	(4,083)
Increase (decrease) in:
Accounts payable	(9,345)	20,459	(6,201)
Accrued salaries and wages	2,946	7,971	(3,724)
Other accrued liabilities	(9,108)	1,729	6,407

Net cash provided by continuing activities	41,670	90,285	57,972
Net cash used in discontinued activities	(4,340)	(4,568)	(3,278)

Net cash provided by operating activities	37,330	85,717	54,694

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(25,487)	(21,236)	(39,340)
Proceeds from disposal of property, plant and equipment	4,386	1,928	7,745
Investment in capitalized software	(12,080)	(11,699)	(2,519)
Change in cash held in real estate trust	14,241	—	—
Other	5,518	(2,019)	(1,375)

Net cash used in continuing activities	(13,422)	(33,026)	(35,489)
Net proceeds from divestitures	325	37,898	—
Net cash provided by (used in) discontinued activities	226	(105)	(9,078)

Net cash (used in) provided by investing activities	(12,871)	4,767	(44,567)

Cash Flows from Financing Activities:
Payments on bank line of credit	(40,000)	(77,500)	(17,000)
Borrowings on bank line of credit	5,000	7,500	20,000
Payments on notes payable	(1,751)	(6,792)	(6,726)
Fees paid in connection with debt refinancing	(1,070)	—	—
Proceeds from issuance of common stock, net of costs	5,442	40	11

Net cash used in continuing activities	(32,379)	(76,752)	(3,715)
Net cash used in discontinued activities	—	(142)	(1,264)

Net cash used in financing activities	(32,379)	(76,894)	(4,979)

(Decrease) increase in cash and cash equivalents	(7,920)	13,590	5,148
Cash and cash equivalents at beginning of year	36,592	23,002	17,854

Cash and cash equivalents at end of year	$28,672	$36,592	$23,002

Non-cash Investing and Financing Activities:
Equipment acquired as capital lease	$—	$1,117	$600
Sale of property for cash held in real estate	—	14,340	—
Software development costs incurred but not paid	1,316	—	—
Construction in progress costs incurred but not paid	10,432	1,954	2,282

Total non-cash transactions	$11,748	$17,411	$2,882

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at fiscal yearend 2004 was a 54.4 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 57.3 percent of our common stock as of January 2, 2005.

We operated 223 non-membership warehouse grocery stores at fiscal yearend 2004 through our principal subsidiary, Smart & Final Stores Corporation, a California corporation and related entities. We are engaged in the business of providing food and related non-food items in bulk sizes and quantities. Our stores operate under the banners “Smart & Final” and “United Grocers Cash & Carry” (“Cash & Carry”). Stores under the Smart & Final banner include 176 stores primarily located in California with others in Arizona and Nevada. Our Cash & Carry stores currently operate 47 stores in Washington, Oregon, northern California and Idaho. We also own 100 percent of Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), a Mexican holding company through which we own 50 percent of a joint venture, Smart & Final del Noroeste S.A. de C.V. (“SFDN”), in Mexico.

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Our consolidated balance sheets as of January 2, 2005 and December 28, 2003 and consolidated statements of operations and consolidated statement of cash flows for 2004 and 2003 also include the balance sheets and the operating results since June 15, 2003 and the cumulative effect of accounting change as of June 15, 2003 of the variable interest entity described in Note 5 “Accounting Changes.” All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications, including those of the discontinued operations discussed in Note 3 “Discontinued Operations,” have been made to prior periods to conform to current presentations.

Our 50 percent-owned joint venture in Mexico is accounted for by the equity method of accounting. Investment in SFDN at each reporting fiscal yearend is reported in our consolidated balance sheets under the caption “Equity investment in joint venture.” The “Retained earnings” on our consolidated balance sheets included undistributed earnings of SFDN of $5.9 million at fiscal yearend 2004 and $4.9 million at fiscal yearend 2003. These earnings are considered retained indefinitely for reinvestment and, accordingly, no provision is provided for United States federal and state income taxes and foreign income taxes.

Fiscal years

Our fiscal year ends on the Sunday closest to December 31. Fiscal years 2004, 2003 and 2002 ended on January 2, 2005, December 28, 2003 and December 29, 2002, respectively. Our fiscal 2004 included 53 weeks while 2003 and 2002 included 52 weeks. Each of our fiscal years consists of twelve-week periods in the first, second, and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. The fourth quarter of a 53-week year consists of thirteen weeks.

Cash and cash equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents is approximately the same as their fair value because of the short maturity of these instruments.

Accounts receivable

Accounts receivable generally represent billings to customers, billings to vendors for earned rebates and allowances, receivables from Casino USA and SFDN, primarily related to income tax settlements, services provided and rent receivable as further discussed in Note 9 “Income Taxes” and Note 10 “Related Party Transactions,” and other items arising from common business practices. The following table sets forth these major components included in accounts receivable for each yearend, in thousands:

	January 2, 2005	December 28, 2003
Trade	$5,369	$5,184
Vendor	4,896	5,708
Affiliate	3,731	1,977
Other	2,721	2,655

Total	$16,717	$15,524

We evaluate the collectability of accounts receivable and determine the appropriate reserve for doubtful accounts based on analysis of historical trends of write-offs and recoveries on various levels of aged receivables. When we become aware of the deteriorated collectibility of a specific account, additional reserves are made to reduce the net recognized receivable to the amount reasonably expected to be collectible or zero. When the specific account is determined uncollectible, the net recognized receivable is written off in its entirety against such reserves.

We are exposed to credit risk on trade accounts receivable. We provide credit to trade customers in the ordinary course of business and perform ongoing credit evaluations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily include income tax refunds receivable, prepaid rent, insurance, property taxes and other current assets. Prepaid expenses and other current assets include prepaid income taxes in the amount of $5.5 million of at January 2, 2005 and $17.0 million at December 28, 2003. Also included is the purchase price receivable related to the sale and divestiture of certain discontinued operations discussed in Note 3 “Discontinued Operations” below in the amount of $3.4 million at January 2, 2005 and $3.7 million at December 28, 2003.

Property, plant and equipment and assets under capital leases

Property, plant and equipment owned by us are stated at cost and are depreciated or amortized using the straight-line method. Leased property meeting certain criteria is capitalized and the amortization is based on the straight-line method over the term of the lease.

The estimated useful lives are as follows:

Buildings and improvements	20-25 years
Fixtures and equipment	3-10 years
Leasehold improvements	Lesser of lease term or useful life of improvement

Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements, remodeling or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the consolidated statement of operations.

Also included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $1.1 million as of 2004 yearend and $1.3 million as of 2003 yearend. These costs are amortized over the remaining lease term of the site with which they are associated.

According to provisions under Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the impairment or Disposal of Long-Lived Assets,” we review our long-lived assets, including property, plant and equipment and assets under capital leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that we test goodwill for impairment based on a comparison of fair values to the carrying values of our reporting units. The goodwill on our balance sheet of $34.8 million, net of accumulated amortization of $3.5 million recorded prior to the adoption of SFAS No. 142 beginning in 2002, relates solely to our acquisition of Cash & Carry in 1998; accordingly, our Cash & Carry operation is the reporting unit for which the test of goodwill for impairment is performed. The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit. Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly. We performed the annual impairment tests in December 2003 and December 2004 and concluded that no impairment existed.

Cash held in real estate trust

Cash held in real estate trust represents cash funds restricted for the purchase of replacement properties under the lease facility described in Note 5 “Accounting Changes.”

Other assets

Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 8 “Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations”), capitalized software costs, a certificate of deposit and municipal bonds that secure our workers’ compensation reserves, and financing issuance costs relating to fees paid in connection with refinancing and restructuring of the revolving bank credit facility and the real estate synthetic lease facility discussed in Note 6 “Debt” below.

Capitalized software costs comprise third party purchased software costs, capitalized costs associated with internally developed software including internal direct labor costs, and installation costs. Such capitalized costs are being amortized over the period that the benefits of the software are fully realizable and enhance the operations of the business, ranging from three to seven years, using the straight-line method. These capitalized costs, net of amortization, were $23.3 million at 2004 yearend and $15.2 million at 2003 yearend. Our capitalized software costs, like other long-lived assets as required by SFAS No. 144, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether in use or under development. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the capitalized software is less than the carrying value.

In December 2004, as a result of a failed system functionality test, we conducted an impairment assessment of the capitalized software costs associated with a pricing and promotion system. This evaluation resulted in our recognition of $2.5 million pre-tax impairment charge associated with certain capitalized software costs related to the pricing and promotion system. This impairment loss is reported within “Operating and administrative expenses” on our consolidated statement of operations and under our “Store” segment in Note 14 “Segment Reporting” for 2004.

The other assets that secure our workers’ compensation reserves consist of a certificate of deposit of $1.6 million at 2003 yearend and municipal bonds with face values aggregating $5.4 million at 2004 yearend and $8.3 million at 2003 yearend. The municipal bonds are classified as held-to-maturity and have varying maturity dates ranging from 2006 through 2019. We redeemed the $1.6 million certificate of deposit and $2.9 million of municipal bonds in 2004 due to a reduced requirement by the state of California for securing our self-insured workers’ compensation program. Proceeds from the redemption were included under cash flows from investing activities on our consolidated statement of cash flows for 2004. We recognized an immaterial gain on these redemptions.

The following table sets forth the aggregate amortized cost basis, gross unrealized holding gain and fair market value of the municipal bonds, in thousands.

	January 2, 2005	December 28, 2003
Amortized cost basis	$5,382	$8,284
Gross unrealized holding gain	321	511

Fair market value	$5,703	$8,795

The financing issuance costs are being amortized using the straight-line method. These costs, net of amortization, were $1.0 million at 2004 yearend and $1.3 million at 2003 yearend.

Accounts payable

Our banking arrangements provide for the daily replenishment of vendor payable accounts as checks are presented. The checks outstanding in these bank accounts totaled $18.5 million at 2004 yearend and $21.4 million at 2003 yearend and are included in “Accounts payable” on the accompanying consolidated balance sheets.

Accumulated other comprehensive loss

The ending accumulated balances, in thousands, for each item in the “Accumulated other comprehensive loss” under “Stockholders’ equity” are as follows:

	January 2, 2005	December 28, 2003
Minimum pension liabilities	$11,539	$8,138
Foreign currency translation loss	822	707
Derivative instrument loss	—	1,036

Total	$12,361	$9,881

Deferred minimum rent and rent expense

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

Stock options

In 1996, we adopted SFAS No. 123 “Accounting for Stock-Based Compensation,” which encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that change from the intrinsic value method to the fair value method of accounting for stock-based compensation and requires additional disclosure of pro forma information when a company uses the intrinsic value method effective for annual financial statements for fiscal years ending after December 15, 2002.

We account for stock-based compensation using the intrinsic value method as allowed under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Disclosures of pro forma information regarding net income and earnings per share are required under SFAS No. 123, which uses the fair value method. As of 2002 yearend, we adopted SFAS No. 148 regarding the additional disclosure requirements of pro forma information. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	39%	38%	37%
Risk-free interest rates	2.8%	4.9%	4.9%
Weighted average expected lives
Executives	5.08 years	4.90 years	4.90 years
Non executives	4.84 years	4.61 years	4.60 years
Weighted average fair value of options granted	$4.99	$2.02	$3.50

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted, dollars in thousands except per share amounts:

	2004	2003	2002
Net income (loss) as reported	$30,194	$(60,239)	$6,849
Add: Stock-based employee Compensation expense included in reported net income or loss, net of related tax effects	164	143	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	1,720	1,401	1,377

Pro forma net income (loss)	$28,638	$(61,497)	$5,472

Earnings (loss) per share:
Basic, as reported	$1.00	$(2.02)	$0.23

Basic, pro forma	$0.91	$(2.07)	$0.19

Diluted, as reported	$0.95	$(2.02)	$0.23

Diluted, pro forma	$0.86	$(2.07)	$0.19

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Complete discussion regarding SFAS No. 123(R) is included in “New Accounting Pronouncements” below.

Significant accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.

Revenue recognition

Revenues from the sale of products are recognized at the point of sale. Discounts provided to customers by us at the time of sale are recognized as a reduction in sales as the products are sold.

Cost of sales, buying and occupancy

The major categories of costs included in cost of sales, buying and occupancy are cost of goods, distribution costs, costs of our buying department and store occupancy costs, net of earned vendor rebates and other allowances. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from our warehouses to our stores, and other costs of our distribution network. We do not exclude any portion of these costs from cost of sales.

Vendor rebates and other allowances

As a component of our consolidated procurement program, we often enter into contracts with our vendors that provide for payments of rebates or other allowances. As prescribed by Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, these vendor payments are reflected in the carrying value of the inventory when earned or as we progress toward earning the rebate or allowance and as a component of cost of sales as the inventory is sold. Certain of these vendor contracts provide for rebates and other allowances that are contingent upon our meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates and other allowances are given accounting recognition at the point in which achievement of the specified performance measures are deemed to be probable and reasonably estimable.

Included in earned vendor rebates and other allowances and as a reduction of cost of sales, buying and occupancy were realized and recorded cooperative advertising allowances of $14.9 million for 2004 and $13.7 million for 2003 as a result of adopting EITF Issue No. 02-16. Cooperative advertising allowances for 2002 were $13.0 million and were recorded as a reduction from operating and administrative expenses.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level, primarily labor and related fringe benefit costs, advertising and marketing costs, overhead costs and corporate office costs. Cooperative advertising allowances were recorded as a reduction from operating and administrative expenses for 2002. Similar allowances were recorded as a reduction of cost of sales, buying and occupancy for 2003 and 2004.

We expense the costs of advertising as incurred. Total advertising expense from continuing operations was $26.9 million in 2004, $23.4 million in 2003 and $21.5 million in 2002.

Income taxes

We recognize deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

Earnings per common share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to stock options for our common stock and restricted stock. We had 4,334,222 shares subject to stock options and restricted stock outstanding at January 2, 2005, 4,644,454 shares at December 28, 2003 and 3,439,571 shares at December 29, 2002.

In accordance with SFAS No. 128, “Earnings per Share,” the following table reconciles share amounts utilized to calculate earnings or loss per common share and earnings or loss per common share, assuming dilution:

	2004	2003	2002
Net income (loss), in thousands	$30,194	$(60,239)	$6,849

Earnings (loss) per common share	$1.00	$(2.02)	$0.23
Effect of dilutive stock options	(0.05)	—	—

Earnings (loss) per common share, assuming dilution	$0.95	$(2.02)	$0.23

Weighted average common shares	30,206,190	29,777,393	29,417,429
Effect of dilutive stock options	1,662,793	—	109,885

Weighted average common shares and common share equivalents	31,868,983	29,777,393	29,527,314

Due to the net loss in 2003, the assumed net exercise of stock options was excluded from the calculation of fully diluted weighted average shares, as the effect would have been antidilutive. Options for 4,644,454 shares of common stock were therefore excluded from the calculation. For 2004 and 2002, certain outstanding options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. The number of options excluded from the dilution computation was 274,000 in 2004 and 3,412,971 in 2002.

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

2. New Accounting Pronouncements

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The provisions of this statement will become effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition or results of operations.

SFAS No. 123(R)

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) effective June 20, 2005, which is the beginning of our third quarter 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Summary of Significant Accounting Policies – Stock options” in this Annual Report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financial cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we can not estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.0 million in 2004, none in 2003 and an immaterial amount in 2002.

We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees and the choice of the option-pricing model in the future. We are also analyzing other potential impact of adopting SFAS No. 123(R) and presently, do not expect any other potential impact will be significant.

SFAS No. 109-2

On December 21, 2004, the FASB issued SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Job Creation Act”) allows a one-year incentive for U. S. corporations to reinvest the earnings of their controlled foreign corporation back into the United States, by applying a reduced maximum tax rate of 5.25 percent on dividends repatriating such earnings. SFAS No. 109-2 allows time beyond the financial reporting period of enactment to evaluate the effect of the Job Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109, “Accounting for Income Taxes” due to the lack of clarification of certain provisions within the Job Creation Act and the timing of the enactment. SFAS No. 109-2 requires disclosure of certain information for companies that have not yet completed their evaluation of the repatriation provision for purposes of applying SFAS 109 for each period for which financial statements covering periods affected by the Job Creation Act are presented.

We are currently evaluating the effect of the Job Creation Act and its impact on our policy regarding repatriating or reinvesting our share of equity earnings in SFDN. We have not recorded U.S. income tax expense for the undistributed earnings of our foreign operations. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Our equity investment in SFDN was $6.3 million at January 2, 2005. We estimate the income tax effect to be immaterial should we repatriate the undistributed earnings of SFDN pursuant to the provisions of the Job Creation Act.

3. Discontinued Operations

During the second quarter of 2003, we announced the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”) after suffering several years of losses in these operations.

In the second quarter of 2003 we adopted a restructuring plan related to our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”) in an effort to improve its profitability. We recorded $19.1 million of pre-tax charges associated with the restructuring of the Northern California Foodservice Operations. These charges were reflected in pre-tax loss from operations for 2003 and included $6.3 million of impairment loss on long-lived assets related to warehouse and facility closures, $5.8 million of early terminations of related warehouse service and lease agreements, $5.9 million of goodwill written off and a $1.1 million provision for work force reductions.

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for each fiscal yearend presented are as follows, dollars in thousands:

	January 2, 2005	December 28, 2003
Cash and cash equivalents	$—	$233
Trade notes and accounts receivable, net	—	605
Prepaid expenses and other current assets	—	1,200
Property, plant and equipment, net	2,129	2,643

Assets of discontinued operations	$2,129	$4,681

Accounts payable	$18	$238
Accrued salaries and wages	—	95
Other accrued liabilities	2,458	6,963

Liabilities of discontinued operations	$2,476	$7,296

The following table sets forth the loss from the discontinued operations of each period presented by segment, as defined in Note 14 “Segment Reporting,” in thousands. Related interest expense and income tax benefit from the discontinued operations are included under Corporate.

	Stores	Foodservice	Corporate	Total
2004:
Pre-tax loss from operations	$273	$(2,431)	$—	$(2,158)
Income tax benefit	—	—	821	821
Net (loss) income	273	(2,431)	821	(1,337)

2003:
Sales	$39,848	$265,624	$—	$305,472
Pre-tax loss from operations	(5,623)	(38,230)	(165)	(44,018)
Pre-tax (loss) gain on sale and divestiture	(19,263)	(42,201)	4,089	(57,375)
Income tax benefit	—	—	32,858	32,858
Net (loss) income	(24,886)	(80,431)	36,782	(68,535)

2002:
Sales	$58,297	$385,366	$—	$443,663
Pre-tax loss from operations	(10,448)	(12,612)	(1,741)	(24,801)
Income tax benefit	—	—	9,876	9,876
Net (loss) income	(10,448)	(12,612)	8,135	(14,925)

Pre-tax loss from discontinued operations for all periods presented does not include an allocation of corporate overhead or costs. The $19.1 million of pre-tax charges associated with the restructuring of the Northern California Foodservice Operations recorded in 2003 second quarter were reflected in pre-tax loss from operations in the above table for 2003.

The net pre-tax loss on sale and divestiture was determined based on the excess or shortfall of sale prices, net of related transaction expenses, over the carrying amounts of net assets sold and other divestiture charges. The following transactions and events are included in the net pre-tax loss on sale and divestiture for 2003, in thousands:

Pre-tax loss on the sale and divestiture of Florida Operations¹	$(53,563)
Pre-tax gain on sale of two Florida properties of the variable interest entity²	4,088
Pre-tax divestiture charges at Northern California Foodservice Operations³	(15,427)
Pre-tax gain on sale of certain assets at Northern California Foodservice Operations[4]	7,527

Total pre-tax loss on sale and divestiture	$(57,375)

¹	During 2003 third quarter, we entered into definitive sales agreements with the buyer for the sale of Florida Operations and received net cash proceeds of $14.8 million with an additional $3.0 million placed in an escrow account for later settlement of closing valuation matters related to the sale agreements.
²	Under separate sale agreements, two Florida properties of the variable interest entity were sold to the buyer of the Florida Operations for cash consideration of $14.3 million, which was deposited to a real estate trust account that was reported as “Cash held in real estate trust” on our consolidated balance sheets. The sale of these two properties resulted in a pre-tax gain of $4.1 million recorded in the 2003 third quarter. The related cash proceeds were reported as a non-cash investing activity on the supplemental disclosure on our consolidated statement of cash flows for 2003. Included in “Bank credit facility, lease facility and other financing activities” below is a further discussion related to the real estate trust.
³	We recorded $14.5 million of pre-tax charges in 2003 third quarter and $0.9 million in 2003 fourth quarter. The $15.4 million of total charges is comprised of $8.2 million in asset impairment, $2.6 million in lease termination costs, $3.3 million in employee severance and related obligations and $1.3 million in vendor and other obligations.
[4]	We sold the Northern California Foodservice Operations for cash proceeds of $24.8 million.

The total cash consideration for the sale of the Northern California Foodservice Operations and the Florida Operations, net of transaction expenses of $1.7 million, was $37.9 million and was reported on our consolidated statement of cash flows as “Net proceeds from divestitures” under investing activities for 2003. The Northern California Foodservice Operations restructuring charge of $19.1 million plus the pre-tax loss on sale and divestiture of the Florida Operations and the Northern California Foodservice Operations, noted above, totaled $88.1 million. Of this amount, $68.7 million represented the shortfall of sales prices, net of related transaction expenses, over the carrying amounts of net assets sold. The remaining $19.4 million represented reserves recorded for lease termination costs, employee severance and related obligations and vendor and other obligations. We have fully received all the proceeds related to the sale of the Northern California Foodservice Operations; however, we have a sales proceed receivable of $3.4 million related to the sale of the Florida Operations of which $3.0 million is held in escrow pending final resolution of certain purchase price adjustment matters.

The following table sets forth the charges and the activities and the remaining balances as of January 2, 2005, related to reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands.

	Charges	Payments	Balance at December 28, 2003	Adjustments	Payments	Balance at January 2, 2005
Lease termination costs	$13,281	$(7,804)	$5,477	$(1,020)	$(1,666)	$2,791
Employee severance and related obligations	4,802	(2,514)	2,288	721	(2,337)	672
Vendor and other obligations	1,300	—	1,300	—	(1,300)	—

	$19,383	$(10,318)	$9,065	$(299)	$(5,303)	$3,463

Adjustments in 2004 reflect a reduction in the Florida stores lease obligations and an increase in Foodservice severance and related obligations.

4. Litigation and Other Charges

In the second quarter of 2003, we recorded $18.4 million of pre-tax charges related to litigation reserves (discussed in Note 15 “Legal Actions”) and financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and real estate synthetic lease facility. In the third and fourth quarters of 2003, we recorded adjustments to the litigation reserves and financing-related reserves which resulted in a full year 2003 pre-tax charge of $13.8 million. Payments made and applied against the reserves were $9.5 million in 2004 and $2.8 million in 2003. The remaining balance of $1.5 million at January 2, 2005 is reflected in “Other accrued liabilities” on our consolidated balance sheets.

5. Accounting Changes

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

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA, which owned 54.4 percent of our common stock at January 2, 2005. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

During the process of sale and divestiture of the Florida Operations in 2003, proceeds of $14.3 million were generated through the sale of a Florida distribution facility and a Florida store property originally covered by the Lease Agreement. The Lease Agreement was thereafter amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. These cash funds, which are restricted as to their use are reflected on our consolidated balance sheets as “Cash held in real estate trust.” During second quarter 2004, we sold six owned store locations to the real estate trust for $14.2 million in cash, which was then used to pay down the balance outstanding under our revolving bank credit facility. No gain or loss was recognized on this inter-company transaction. As of January 2, 2005, the Lease Agreement as amended, with a value of $86.7 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations, including the six replacement store properties.

The Lease Agreement is considered a variable interest entity and subject to consolidation under FIN No. 46. We adopted the provisions of FIN No. 46 as of June 15, 2003 and therefore the related properties and long-term portion of notes payable are included in our consolidated balance sheets under “Property, plant and equipment”, “Notes payable” and, for the Casino USA participation, “Notes payable to affiliate”. The consolidated statement of operations for 2003 included a $5.3 million, net of tax, cumulative effect of a change in accounting principle, or $0.18 per diluted share, representing the cumulative amount of depreciation and interest expense, in excess of the rental income as of June 15, 2003.

The consolidated statements of operations also included $1.2 million for 2004 and $0.7 million for 2003 of depreciation and interest expenses in excess of the rental income in the results from continuing operations. The consolidated statement of operations for 2003 included a $2.4 million gain, net of tax, from the sale of the two Florida properties in the results from discontinued operations.

Had consolidation of this variable interest entity been effective for all years presented, the net-of-tax impact to the operating results, excluding the gain on sale of the Florida properties, would have been $0.4 million, or $0.02 per basic and diluted share for 2003 and $1.0 million, or $0.03 per basic and diluted share, for 2002.

EITF Issue No. 02-16

Beginning in 2003, we adopted the provisions of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance on how a reseller should characterize the cash consideration received from a vendor and when and how the cash consideration should be recorded on its income statements. EITF Issue No. 02-16 requires that the cash consideration received from the vendor be considered as a reduction of cost of sales when recognized in the reseller’s income statement. If the cash consideration received from a vendor is the direct, specific and incremental reimbursement of costs incurred by the reseller to sell the vendor’s products, the cash consideration should be treated as a reduction of such selling costs.

As a result of the implementation of EITF Issue No. 02-16, we record the cooperative advertising allowances not representing reimbursement of direct, specific and incremental advertising costs as a reduction of the cost of merchandise purchased. Under the new rules, these allowances will be realized and recorded as a reduction of cost of sales in future periods as the goods are sold. We previously recorded these allowances as a reduction of operating and administrative expenses when received and earned. The net effect on the pre-tax operating results from adoption of EITF Issue No. 02-16 was immaterial.

6. Debt

Amended	Senior Credit Facility

In November 2001, we entered into a $175.0 million three-year senior secured revolving credit facility (“Credit Agreement”) with a syndicate of banks. The Credit Agreement expired on November 30, 2004. Effective November 18, 2004, we entered into a $150.0 million Amended and Restated Senior Credit Facility (“Amended Senior Credit Facility”). The Amended Senior Credit Facility replaces the Credit Agreement. The Amended Senior Credit Facility has a five-year term expiring on November 18, 2009. Interest for the Amended Senior Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At December 31, 2004, the six-month Eurodollar LIBOR rate was 2.21 percent.

At our option, the Amended Senior Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At January 2, 2005, $25.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At January 2, 2005, we had $119.4 million available under our Amended Senior Credit Facility.

Lease Agreement

As discussed in Note 5 “Accounting Changes,” we consolidated the Lease Agreement into our financial statements and the related $86.7 million long-term portion of notes payable was included in our consolidated balance sheets, under “Notes payable” and “Notes payable to affiliate”.

Collateral

Borrowings under both the Amended Senior Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and additionally a collateral position, subordinate to the Amended Senior Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Senior Credit Facility has as principal collateral, our receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and in addition has a subordinate collateral position on the properties and related assets that are the principal collateral of the Lease Agreement.

Covenants

The Amended Senior Credit Facility and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require us to maintain a public debt rating or a certain liquidity level. We are currently in compliance with the amended covenants.

The Amended Senior Credit Facility expires on November 18, 2009 and the Lease Agreement expires on November 30, 2006. Accordingly, our obligations under these agreements have been classified as long-term liabilities in our consolidated balance sheet as of January 2, 2005. Our outstanding obligation of $60.0 million under the Credit Agreement was classified as a current liability in our consolidated balance sheet as of December 28, 2003.

We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities.

Interest

Interest paid on our long-term debt, including settlements on option collar agreements discussed in Note 13 “Derivatives”, aggregated $14.4 million for 2004, $15.2 million for 2003 and $12.6 million for 2002. The effective interest rate on our variable-rate debt at January 2, 2005 was 3.67 percent and at December 28, 2003 ranged between 4.16 percent and 4.23 percent.

Principal payments

Aggregate future principal payments of our debt are as follows, dollars in thousands:

Fiscal Year:
2005	$140
2006	86,529
2009	25,000

Total	$111,669

The fair value of our debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturity, approximates the carrying amount.

7. Lease Obligations

As of 2004 yearend, the principal real and personal properties that we leased included store, office and warehouse buildings and delivery and computer equipment. Of our operating stores, 149 store properties were leased directly from third party lessors and nine stores were on real property that is ground leased from third party lessors. These leases had an average remaining lease term of eight years as of 2004 yearend.

Lease expense for operating leases from continuing operations included in the accompanying financial statements was $29.1 million for 2004, $26.1 million for 2003 and $34.5 million for 2002. All lease expenses were paid to third party lessors.

Aggregate minimum future lease payments for real property, as well as equipment and other property at 2004 yearend are as follows, in thousands:

	Operating Leases	Capital Leases
Fiscal Year:
2005	$34,802	$1,522
2006	33,534	1,000
2007	31,575	738
2008	29,805	656
2009	28,009	433
Subsequent to 2009	166,012	338

Future minimum lease payments	$323,737	4,687

Less amount representing interest		836

Present value of future lease payments		$3,851

Capital lease obligations vary in amount with interest rates ranging from 7.50 percent to 12.00 percent. Interest paid in relation to capital leases aggregated $0.5 million for 2004, $0.7 million for 2003 and $0.7 million for 2002. Assets under capital leases consist of store locations and equipment. Amortization of assets under capital leases is included with amortization on owned assets.

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

Defined benefit plans

We have a funded noncontributory defined benefit retirement plan covering substantially all full time employees following a vesting period of five years of service. The plan provides defined benefits based on years of service and final average salary. We fund this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). We use a measurement date of December 31 for this pension plan. As of January 2, 2005, the funded status of the accumulated benefit obligation was 89.2%. We are not required to make any contributions for the 2005 plan year pursuant to the minimum funding requirement of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2005.

The following tables set forth the changes in benefit obligation and plan assets of this plan for 2004 and 2003, in thousands:

	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$73,663	$58,983
Service cost	3,077	2,663
Interest cost	4,853	4,273
Plan amendment	—	1,256
Actuarial loss	7,270	8,175
Benefits paid	(2,219)	(1,687)

Benefit obligation at end of year	86,644	73,663

Change in Plan Assets
Fair value of plan assets at beginning of year	47,286	30,766
Actual return on plan assets	5,102	7,207
Employer contribution	15,000	11,000
Benefits paid	(2,219)	(1,687)

Fair value of plan assets at end of year	65,169	47,286

Funded Status	(21,475)	(26,377)
Unrecognized net actuarial loss	30,018	25,488
Unrecognized prior service cost	1,359	1,735

Net amount recognized	$9,902	$846

Amounts, in thousands, recognized in the consolidated balance sheets consist of

	January 2, 2005	December 28, 2003
Accrued benefit cost	$(7,900)	$(14,452)
Intangible assets	1,359	1,735
Accumulated other comprehensive income	16,443	13,563

Net amount recognized	$9,902	$846

The following table shows the projected benefit obligation, the accumulated benefit obligation and the plan assets, in dollar amounts and as a percentage of the projected benefit obligation and the accumulated benefit obligation, respectively, as of each fiscal yearend, dollar amounts in thousands:

	January 2, 2005	December 28, 2003
Projected benefit obligation	$86,644	$73,663
Accumulated benefit obligation	73,069	61,738
Fair value of plan assets	65,169	47,286
Fair value of plan assets as a percentage of the projected benefit obligation	75.2%	64.2%
Fair value of plan assets as a percentage of the accumulated benefit obligation	89.2%	76.6%

The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive income for the fiscal years indicated are as follows, in thousands:

	2004	2003	2002
Service cost component	$3,077	$2,663	$2,104
Interest cost component	4,853	4,273	3,730
Expected return on plan assets	(4,581)	(3,035)	(2,842)
Amortization of transition obligation	—	97	98
Amortization of prior service cost	376	376	237
Amortization of net actuarial loss	2,219	2,078	879

Net periodic benefit cost	$5,944	$6,452	$4,206

Increase in minimum liability included in other comprehensive income	$2,880	$1,046	$10,325

The weighted-average assumptions used to determine benefit obligations for this plan at yearend were as follows:

	2004	2003	2002
Discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	4.50%

We determine the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rate of Moody’s Aa Corporate and with maturities that are consistent with the projected future cash flow obligations.

The weighted-average assumptions used to determine net periodic benefit cost for the fiscal years indicated were as follows:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Expected long-term return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	4.00%	4.50%	4.50%

Our assumptions for the expected long-term rate of return on assets in our pension plan to determine the net periodic benefit cost is 9.00 percent for 2004 and 8.50 percent for 2005. We determine the expected long-term rate of return on plan assets based on an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long term time horizon. The approach relies on the historical returns of our plan’s portfolio and relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments can generate a greater return over the long run.

Plan assets are managed by outside investment managers and rebalanced among managers periodically at our direction to realign assets to our target allocation. The managers allocate assets to individual investments within guidelines specified by us. Our strategy with respect to the plan asset investments has been to allocate a larger proportion to equities to achieve returns that sufficiently grow assets to cover the benefit obligations within acceptable risk parameters. The plan asset allocation at the end of 2004 and 2003, and target allocation for 2005, in percentages, by asset category are as follows:

	Target Allocation 2005	January 2, 2005	December 28, 2003
Equity securities	65%	55%	66%
Debt securities	32	41	21
Cash and cash equivalents	3	4	13

Total	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, in thousands:

Fiscal Year:
2005	$1,894
2006	2,140
2007	2,183
2008	2,591
2009	2,760
2010-2014	18,582

Multi-employer pension plan

We contribute to a multi-employer pension plan administered by a trustee on behalf of our 130 union employees. Contributions to this plan are based upon negotiated labor contracts. Information relating to benefit obligations and fund assets, as they may be allocable to us, at January 2, 2005 is not available. Pension expense for this plan was $0.7 million for 2004 and $0.6 million for each of both 2003 and 2002.

Defined contribution plans

We offer all qualified full time employees participation in a defined contribution plan, which is qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan (the “S&F Savings Plan”) covers all employees of Smart & Final Stores Corporation and related entities, which includes the Cash & Carry division employees. The S&F Savings Plan allowed participants to contribute for 2004 up to 15% of their eligible compensation or $13,000, whichever was lower. We automatically matched 33% of each dollar contributed up to 6% of the participant’s eligible compensation. Contributions made to the S&F Savings Plan were $1.5 million for 2004, $1.4 million for 2003 and $1.3 million for 2002. Additionally, we may at our discretion match up to an additional 75% of each dollar contributed up to 6% of participants’ eligible compensation if we exceed certain financial and profitability goals. We did not provide an additional match in 2004, 2003 or 2002.

Deferred compensation plan

We have in place a nonqualified deferred compensation program, which permits key employees and members of the Board of Directors to annually elect individually to defer up to 100% of their current year compensation until retirement. The retirement benefit to be provided is a function of the amount of compensation deferred. We have invested in corporate-owned life insurance policies which provide partial funding for the plan. The cash surrender value of these policies amounted to $11.6 million at 2004 yearend and $9.4 million at 2003 yearend and is included in “Other assets” in the accompanying consolidated balance sheets.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP. The cash surrender value of these policies amounted to $8.5 million at 2004 yearend and $7.0 million at 2003 yearend and is included in “Other assets” in the accompanying consolidated balance sheets. We use a measurement date of December 31 for the SERP.

The following tables set forth the changes in benefit obligation and plan assets for 2004 and 2003, in thousands:

	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$10,168	$8,407
Service cost	383	302
Interest cost	629	588
Actuarial loss	1,850	871
Benefits paid	(187)	—

Benefit obligation at end of year	12,843	10,168

Employer contribution	187	—
Benefits paid	(187)	—

Fair value at yearend	$—	$—

Funded Status	(12,843)	(10,168)
Unrecognized net actuarial loss	4,058	2,311
Unrecognized prior service cost	1,298	1,429

Accrued benefit cost	$(7,487)	$(6,428)

Amounts, in thousands, recognized in the consolidated balance sheets consist of

	January 2, 2005	December 28, 2003
Accrued benefit cost	$(7,487)	$(6,428)
Additional minimum liability	(3,903)	(1,287)
Intangible assets	1,298	1,287
Accumulated other comprehensive income	2,605	—

Net amount recognized	$(7,487)	$(6,428)

The accumulated benefit obligation for this plan was $11.4 million at 2004 yearend and $7.7 million at 2003 yearend.

The components included in the net periodic benefit cost for each of the fiscal years indicated are as follows, in thousands:

	2004	2003	2002
Service cost component	$383	$302	$700
Interest cost component	629	588	493
Amortization of prior service cost	131	131	131
Amortization of net actuarial loss	103	43	—

Net periodic benefit cost	$1,246	$1,064	$1,324

The weighted-average assumptions used to determine benefit obligations at yearend were as follows:

	2004	2003	2002
Discount rate	6.00%	6.10%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%

The weighted-average assumptions used to determine net periodic benefit cost for each of the fiscal years indicated were as follows:

	2004	2003	2002
Discount rate	6.10%	6.75%	7.25%
Rate of compensation increase	4.50%	4.50%	4.50%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, in thousands:

Fiscal Year:
2005	$592
2006	832
2007	833
2008	908
2009	909
2010-2014	5,947

Postretirement and postemployment benefit obligations

We provide certain health care benefits for retired employees. Substantially all of our full time employees may become eligible for those benefits if they reach retirement age while still working for us. This postretirement health care plan is contributory with participants’ contributions adjusted annually. The plan limits benefits to the lesser of actual cost for the medical coverage selected or a defined dollar benefit based on years of service, applicable to current and future retirees. In addition, on a postemployment basis, we provide certain disability-related benefits to our employees. We use a measurement date of December 31 for this health care plan.

In December 2003, the Medical Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree health care benefit plan that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FSP 106-1, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. FSP 106-1 was effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act was a one-time election that must have been made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date were first included in reported financial information pursuant to the requirements of SFAS No. 106. In accordance with FSP 106-1, we elected to defer accounting for the Act. FSP106-2 superseded FSP 106-1 when it became effective for our fourth quarter of 2004. We have not yet determined whether the current benefits provided to certain participants are actuarially equivalent to Medicare Part D. Accordingly, the measurement of the accumulated pension benefit obligation and net periodic postretirement benefit cost in our consolidated financial statements and accompanying notes do not reflect the effects of the Act.

The reconciliation of benefit obligation and plan assets for 2004 and 2003 are aggregated as follows:

	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$14,963	$11,873
Service cost	551	438
Interest cost	960	882
Plan participants’ contributions	175	149
Plan amendment	—	216
Actuarial loss	1,408	2,331
Benefits paid	(1,017)	(926)

Benefit obligation at end of year	17,040	14,963

Change in Plan Assets
Employer contribution	842	777
Plan participants’ contributions	175	149
Benefits paid	(1,017)	(926)

Fair value of plan assets at end of year	—	—

Funded Status	(17,040)	(14,963)
Unrecognized net actuarial gain	(250)	(1,658)
Unrecognized prior service cost	189	205

Net amount recognized	$(17,101)	$(16,416)

The components included in the postretirement benefit cost for each of the fiscal years indicated are as follows, in thousands:

	2004	2003	2002
Service cost component	$551	$438	$335
Interest cost component	960	882	787
Amortization of prior service cost	16	11	—
Amortization of net actuarial gain	—	(125)	(260)

Net periodic benefit cost	$1,527	$1,206	$862

The accumulated postretirement benefit obligation for this plan was $17.1 million at January 2, 2005 and $16.4 million at December 28, 2003.

The weighted-average discount rate used to determine benefit obligations for this plan was 5.75% for 2004 yearend, 6.25% for 2003 yearend and 6.75% for 2002.

The weighted-average discount rate used to determine net periodic benefit cost was 6.25% for 2004, 6.75% for 2003 and 7.25% for 2002.

For measurement purposes, we used the following assumptions in regard to health care cost trend at 2004 yearend and 2003 yearend:

	2004	2003
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2009	2008

The annual rate of health care cost of covered claims is assumed to decrease by one percent per year until an ultimate trend rate of six percent is reached in 2009 and to remain at that level thereafter.

We offer a defined dollar benefit plan providing a maximum fixed dollar amount of coverage that does not increase with medical inflation. A one-percentage-point change in assumed health care cost trend rates above would have the following effects, in thousands:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components of net periodic expense	$2	$(3)
Effect on accumulated postretirement benefit obligation	36	(46)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, in thousands:

Fiscal Year:
2005	$855
2006	894
2007	927
2008	981
2009	1,035
2010-2014	6,196

9. Income Taxes

The effective tax rate from continuing operations was 38.0% for 2004, 41.8% for 2003 and 39.5% for 2002. Reconciliation between the federal statutory income tax rate of 35.0% and the effective tax rate from continuing operations for each year is as follows, in thousands:

	2004	2003	2002
Income tax at federal statutory rate	$17,240	$7,729	$12,077
State income taxes, net of federal tax benefit	2,373	1,032	1,835
Tax credits	(254)	(324)	(586)
Change in valuation allowance	(461)	—	—
Other items, net	(180)	792	289

Income taxes	$18,718	$9,229	$13,615

The total tax credits available were $1.2 million at 2004 yearend and $0.8 million at 2003 yearend. These tax credits include federal tax incentive programs designed to encourage employers hiring from targeted groups, Alternative Minimum Tax credits and various other smaller tax credits.

Provision for income taxes for the years indicated consists of the following, in thousands:

	2004	2003	2002
Current
Federal	$17,521	$13,681	$10,181
State	2,489	1,738	1,109

	20,010	15,419	11,290
Deferred
Federal	(1,133)	(5,485)	1,903
State	(159)	(705)	422

	(1,292)	(6,190)	2,325

Income taxes	$18,718	$9,229	$13,615

A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset, in thousands, consist of the following:

	January 2, 2005	December 28, 2003
Employee benefits including postretirement and postemployment reserves	$25,324	$22,506
Net operating loss carryforwards	8,657	9,118
Operating reserves and accruals	6,067	12,484
Property, plant and equipment depreciation differences	509	(301)
Other	(2,017)	(1,906)

Subtotal	38,540	41,901
Valuation allowance	(8,657)	(9,118)

Net deferred tax asset	$29,883	$32,783

The deferred tax asset is reflected in our consolidated balance sheet at 2004 yearend as a current asset of $11.6 million and a long-term asset of $18.2 million. The valuation allowance of $8.7 million at January 2, 2005 relates to the capital loss and state net operating loss carryforwards for which we have concluded it is more likely than not that these carryforwards will not be fully utilized in the ordinary course of business.

At January 2, 2005, we had approximately $32.8 million of net operating loss carryforwards for state income tax purposes which begin to expire in 2012. The utilization of these net operating loss carryforwards may be limited in a given year.

In addition, we have not recorded U.S. income tax expense for the undistributed earnings of our Mexico operations. Our policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. As discussed in Note 2 “New Accounting Pronouncements” under SFAS No. 109-2, we are currently evaluating the effect of the Job Creation Act and its impact on our current policy regarding repatriating or reinvestment our equity earnings from SFDN.

Smart & Final Inc. and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, we have made tax sharing payments to, or received benefits from, Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items.

Taxes paid, in thousands, for each of the fiscal years indicated are as follows:

	2004	2003	2002
Tax sharing payments made to (received from) Casino USA	$2,772	$(922)	$348
Taxes paid for states other than California	18	101	112
Taxes paid to federal government	5,700	650	1,570

Total tax paid (sharing received)	$8,490	$(171)	$2,030

10. Related Party Transactions

Services and transactions with Casino USA

We perform various services for Casino USA, primarily in administrative functions including accounting, human resources and systems development work. The costs of these services were charged to Casino USA. These charges were $0.3 million for each of 2004, 2003 and 2002. We expect to continue to provide these administrative services to Casino USA at the estimated costs. These administrative and service charges result from an undertaking to provide the respective service in the most cost-effective manner, taking advantage of each entity’s internal administrative structure. We believe that the allocation method is reasonable.

We have a five-year operating lease agreement with a national banking association as discussed in Note 5 “Accounting Changes”. Banks and financing institutions as well as Casino USA are participants in this transaction. Casino USA’s share of participation of $33.1 million at January 2, 2005 and $33.2 million at December 28, 2003 was presented as “Notes payable to affiliate” on our consolidated balance sheets. The interest expense related to those notes was $3.0 million for 2004, $1.8 million for 2003 and $1.4 million for 2002. The interest expense for the first two quarters of 2003, aggregating $0.7 million, and the interest expense for 2002 were reflected as rental expense in cost of sales before we adopted FIN No. 46 as of June 15, 2003. The interest expense for 2004 and the second half of 2003 were reported under “Interest expense, net” on our consolidated statement of operations. Interest expense related to intercompany advances from Casino USA was insignificant.

SFDN rental charges

We received $0.1 million for each of 2004, 2003 and 2002 in rental payments from SFDN for a store location under a ground lease from an unrelated third party.

11. Employment/Consulting Agreements

We had agreements in effect during 2004 including employment agreements with our Chairman of the Board and Chief Executive Officer.

These agreements contain provisions for base salary and bonuses, and expire between 2005 and 2007. Annual payments under these agreements were approximately $3.0 million in 2004 and $2.6 million in 2003 and will total approximately $0.9 million in fiscal 2005. These agreements contain provisions in the event of a change in control whereby the employees are entitled to lump sum cash payments and bonuses and certain other benefits.

We have severance agreements with certain former employees. These severance agreements provide for cash payments and continuation of certain benefits, which may include health insurance and stock options. Annual cash payments, excluding those reserves for employee severance and related obligations discussed in Note 3 “Discontinued Operations,” under these agreements were approximately $1.0 million in 2004 and $0.4 million in 2003, and will total approximately $0.5 million in 2005.

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

Stock options

We also had a Stock Incentive Plan that allowed options to be granted. This plan expired in June 2001 and no future grants can be made under this plan. The compensation committee of the Board of Directors establishes option prices under both the Equity Compensation Plan and the Stock Incentive Plan at no less than 85% of the fair market value of the common stock at the time the option is granted. Options for officers and directors granted at the time of our initial public offering were granted at 85% of fair market value. Options for directors elected subsequent to the initial public offering and options for officers and management have been granted at fair market value at the time of grant. Options under these plans generally vest over a four-year period. Certain options granted in 1999 vest over a five-year period for management and a three-year period for directors. All options may be exercised for up to ten years from the date of grant. We anticipate making additional stock-based compensation awards in the future.

A summary of changes in the shares under option follows:

	Shares	Weighted Average Price
Shares under option at 2001 yearend:	3,012,322	$10.27

2002:
Options granted(a)	412,000	8.76
Options exercised	(1,392)	8.22
Options canceled	(164,941)	11.42

Shares under option at 2002 yearend	3,257,989	10.03

Shares exercisable at 2002 yearend	1,444,325	11.04
2003:
Options granted(a)	1,358,450	5.11
Options exercised	(7,650)	5.25
Options canceled	(139,199)	9.88

Shares under option at 2003 yearend	4,469,590	8.55

Shares exercisable at 2003 yearend	2,124,686	10.27
2004
Options granted(a)	616,650	13.04
Options exercised	(762,577)	8.92
Options canceled	(49,441)	6.35

Shares under option at 2004 yearend	4,274,222	9.15

Shares exercisable at 2004 yearend	1,995,743	$10.27

(a)	All options were granted with exercise prices at fair market value at time of grant.

Stock options outstanding at January 2, 2005 are as follows:

Range of Exercise Prices	Number Outstanding as of 01/02/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 3.4600 - $ 3.5600	49,900	8.38	$3.4879
$ 4.2800	580,000	8.13	4.2800
$ 4.4000 - $ 6.3750	243,067	7.82	5.0594
$ 6.5000	491,600	8.70	6.5000
$ 6.8750 - $ 8.8750	349,850	5.56	7.3895
$ 9.2500	523,842	4.33	9.2500
$ 9.3750 - $ 9.8130	277,033	6.67	9.7965
$10.1320	657,933	6.73	10.1320
$10.1880 - $12.1250	173,017	3.74	10.9629
$12.8900 - $22.8750	927,980	7.23	14.3683

$ 3.4600 - $22.8750	4,274,222	6.82	$9.1532

Stock options exercisable as of January 2, 2005 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 3.4600 - $ 3.5600	200	$3.5600
$ 4.2800	42,500	4.2800
$ 4.4000 - $ 6.3750	54,404	5.8651
$ 6.5000	25,000	6.5000
$ 6.8750 - $ 8.8750	326,986	7.3119
$ 9.2500	523,842	9.2500
$ 9.3750 - $ 9.8130	125,406	9.7946
$10.1320	426,813	10.1320
$10.1880 - $12.1250	157,962	11.0059
$12.8900 - $22.8750	312,630	16.9808

$ 3.4600 - $22.8750	1,995,743	$10.2722

Shares of common stock available for future award under the Equity Compensation Plan were 612,358 at 2004 yearend, 715,986 at 2003 yearend and 1,953,942 at 2002 yearend.

Exchange Program

In the fourth quarter of 2000, the Board of Directors approved a program for the voluntary exchange (the “Exchange Program”) of certain outstanding options with an exercise price of $14.00 or higher per share for shares of common stock issued as restricted stock under the terms of the Equity Compensation Plan. The related compensation expense recognized over the vesting period was an immaterial amount in 2004 and $0.5 million for each of 2003 and 2002.

Restricted stock

Other than the shares issued pursuant to the Exchange Program, we did not grant any shares of restricted stock during 2002. We granted 266,500 shares of restricted stock, with the weighted average grant date fair value of $4.28 per share and a total grant value of $1.1 million, under the Equity Compensation Plan during 2003. During 2004, we granted 60,000 shares of restricted stock, which remained unvested at January 2, 2005 with the weighted average grant date fair value of $12.89 per share and total grant value of $0.8 million.

Compensation expense as a result of restricted stock grants is computed based on the market price on the grant date and recognized on a straight-line basis over the vesting periods, except for certain grants that are subject to acceleration if certain performance targets are met. Vesting periods under the Equity Compensation Plan range from one to five years or until specified performance objectives are satisfied.

The 2003 grants attained the performance objective within the same year and accordingly, we recorded $1.0 million of compensation expense related to the accelerated vesting of the 2003 grants. Compensation expense associated with the restricted stock grants, including the 2003 accelerated vesting, other than the issuance associated with the Exchange Program, was $0.2 million for 2004, $1.2 million for 2003 and $0.1 million for 2002.

13. Derivatives

We had in place an option rate collar agreement with a major bank to limit the impact of interest rate fluctuations on floating rate debt at the beginning of 2004. This agreement hedged principal amounts of an aggregate of $45 million. In June 2004, this agreement was modified to hedge principal amounts of an aggregate of $30 million and the agreement terminated in November 2004. This agreement limited the effect of LIBOR fluctuations to interest rate ranges from 5.48 percent to 8.00 percent. This option collar agreement was designed as a cash flow hedge and was considered fully effective. This agreement was marked to market every quarter, with the changes in fair value recorded under ‘Other accrued liabilities’ and ‘Other comprehensive income’ (“OCI”) on our consolidated balance sheet at December 28, 2003. Any ineffective portion and settlement for the discontinuance of hedges due to early partial termination were recorded to current earnings and included under “Interest expense, net” on our consolidated statements of operations.

The cumulative loss recorded to OCI as a result of net changes in the fair market value of this option collar agreement was $1.7 million at the beginning of 2004. The ineffective portion reclassified to current earnings aggregated $1.5 million for 2004, $3.0 million for 2003 and $3.2 million for 2002. The settlement paid for the discontinuance of hedges due to early partial termination and recorded to current earnings was $0.3 million for 2004. Additionally in 2003 we paid a $1.1 million settlement for discontinuance of hedges due to early partial termination which was included in “Litigation and other charges” in our consolidated statement of operations.

14. Segment Reporting

Our two reportable segments are Stores and Foodservice. The Stores segment provides food and related items in bulk sizes and quantities through non-membership grocery warehouse stores. The Foodservice distribution segment provided delivery of food, restaurant equipment and supplies to mainly restaurant customers. As described in Note 3 “Discontinued Operations”, we have completed the sale and divestiture of our broadline foodservice operations in Florida and northern California of the Foodservice segment and our Florida stores businesses of the Stores segment and have reported the operating results from these two units as discontinued operations. Corporate is comprised primarily of corporate expenses incidental to the activities of the reportable segments, the variable interest entity and rental income from Smart & Final stores and Smart & Final Mexico. Inter-company real estate charge or income is recorded based on the actual rent payments to the third party for leased properties and the estimated costs or fair values of similar properties for owned properties. Assets included under Corporate consist primarily of owned real estate, leasehold improvements and assets of the variable interest entity. Our 50 percent-owned joint venture in Mexico is reported on the equity basis of accounting. These reportable segments are strategic business units that offer different products and services. They have been managed separately because each segment requires different technology and marketing strategies. We evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

The accounting policies of the segments are consistent, except as described below, with those described in the summary of significant accounting policies included in our 2002 Annual

Report. Beginning in fiscal 2003, the policy for intercompany real estate charges has changed to reflect only the depreciation and lease expense associated with the store location, and as a result, the segment data for 2002 was reclassified as if the current policy had been in effect during 2002. As a result, the Stores segment’s pre-tax income increased by $7.5 million, the Foodservice segment’s pre-tax loss decreased by $0.7 million and Corporate’s pre-tax loss increased by $8.2 million for 2002.

The sales, profit or loss and other information from our continuing operations, the loss, net of tax, from discontinued operations and total assets of each segment are as follows, in thousands:

2004:

	Stores	Foodservice	Corporate Expense	Total
Sales to external customers	$1,955,579	$—	$—	$1,955,579
Cost of sales, buying and occupancy	1,622,609	—	(6,119)	1,616,490
Intercompany real estate charge (income)	13,115	—	(13,115)	—
Interest income	—	—	664	664
Interest expense	—	—	13,842	13,842
Depreciation and amortization	26,943	—	3,724	30,667
Pre-tax income (loss)	66,362	—	(17,106)	49,256
Income tax provision	—	—	18,718	18,718
Equity earnings of joint venture	—	—	993	993
Discontinued operations, net of tax	273	(2,431)	821	(1,337)
As of January 2, 2005:
Total assets	461,411	2,129	123,891	587,431

2003:

	Stores	Foodservice	Corporate Expense	Total
Sales to external customers	$1,730,114	$—	$—	$1,730,114
Cost of sales, buying and occupancy	1,437,065	—	(3,959)	1,433,106
Intercompany real estate charge (income)	13,315	—	(13,315)	—
Litigation and other charges	—	—	13,834	13,834
Interest income	—	—	630	630
Interest expense	—	—	16,138	16,138
Depreciation and amortization	27,844	—	4,610	32,454
Pre-tax income (loss)	58,025	—	(35,943)	22,082
Income tax provision	—	—	(9,229)	(9,229)
Equity earnings of joint venture	—	—	744	744
Discontinued operations, net of tax	(24,886)	(80,431)	36,782	(68,535)
As of December 28, 2003:
Total assets	429,166	4,681	163,385	597,232

2002:

	Stores	Foodservice	Corporate Expense	Total
Sales to external customers	$1,572,320	$—	$—	$1,572,320
Cost of sales, buying and occupancy	1,323,693	—	—	1,323,693
Intercompany real estate charge (income)	13,609	—	(13,609)	—
Interest income	—	—	520	520
Interest expense	—	—	12,760	12,760
Depreciation and amortization	26,929	—	2,838	29,767
Pre-tax income (loss)	52,616	—	(18,111)	34,505
Income tax provision	—	—	(13,615)	(13,615)
Equity earnings of joint venture	—	—	884	884
Discontinued operations, net of tax	(10,448)	(12,612)	8,135	(14,925)
As of December 29, 2002:
Total assets	420,750	136,117	64,779	621,646

15. Legal Actions

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime and other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We continue to believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim. Discovery is now underway in the case. In February 2005, the court ordered the parties to commence mediation by May 1, 2005. No trial date has been set by the court.

We were also named as a defendant in suits filed on September 13, 2001 (Camacho vs. Smart & Final Inc.) and April 7, 2003 (Perea vs. Smart & Final Inc.) regarding compensation matters of our store associates. In February 2004, a settlement agreement for the resolution of the Camacho and Perea actions was approved by the court. Under the terms of the settlement, we paid cash into the settlement fund and agreed to issue scrip redeemable at our Smart & Final stores. In the third quarter of 2004, distributions were made to satisfy the claims of the members of the actions and the plaintiff’s attorney fees, costs and administrative expenses of the settlement.

In the second quarter of 2003, we recorded a litigation charge associated with our assessment of the ultimate resolution of the above-named actions. This charge was adjusted in the fourth quarter of 2003 to reflect our updated assessment of the ultimate resolution of the above-named actions. We have not recorded any further charges in 2004 associated with these actions. Litigation matters are subject to inherent uncertainties; accordingly, we cannot provide assurance regarding the ultimate resolutions of the Olivas action or provide a range of additional possible loss. See Note 4 “Litigation and Other Charges” for further discussion.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course from our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

SMART & FINAL INC.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year 2004 (A)
	First Quarter 12 Weeks (C)	Second Quarter 12 Weeks	Third Quarter 16 Weeks	Fourth Quarter 13 Weeks(D)	Total 53 Weeks
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$423,473	$457,794	$603,161	$471,151	$1,955,579
Cost of sales, buying and occupancy	350,498	380,603	494,466	390,923	1,616,490

Gross margin	72,975	77,191	108,695	80,228	339,089
Operating and administrative expenses	58,110	60,352	85,470	72,723	276,655

Income from operations	14,865	16,839	23,225	7,505	62,434
Interest expense, net	3,689	3,722	3,448	2,319	13,178

Income from continuing operations before income tax provision	11,176	13,117	19,777	5,186	49,256
Income tax provision	(4,474)	(5,247)	(7,908)	(1,089)	(18,718)
Equity (loss) earnings in joint venture	(106)	460	131	508	993

Income from continuing operations	6,596	8,330	12,000	4,605	31,531
Discontinued operations, net of tax	(399)	(221)	(302)	(415)	(1,337)

Net income	$6,197	$8,109	$11,698	$4,190	$30,194

Earnings per common share:
Earnings per common share from continuing operations	$0.22	$0.28	$0.40	$0.15	$1.04
Loss per common share from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

Earnings per common share	$0.21	$0.27	$0.39	$0.14	$1.00

Weighted average common shares	29,870,909	30,051,810	30,248,982	30,605,517	30,206,190

Earnings per common share, assuming dilution:
Earnings per common share, assuming dilution, from continuing operations	$0.21	$0.26	$0.37	$0.14	$0.99
Loss per common share, assuming dilution, from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

Earnings per common share, assuming dilution	$0.20	$0.26	$0.36	$0.13	$0.95

Weighted average common shares and common share equivalents (B)	31,259,320	31,557,253	32,183,765	32,332,075	31,868,983

(A)	Fiscal year 2004 consists of twelve-week periods in the first and second, one sixteen-week period in the third quarter and one thirteen-week period in the fourth quarter.
(B)	The weighted average common shares and common share equivalents include the common stock equivalents related to stock options and restricted stocks not fully vested.
(C)	Results of 2004 first quarter reflect the impact from the strike and lockout between the United Foods and Commercial Workers Union and three major grocery chains in Southern California which was settled at the end of February 2004.
(D)	Results of 2004 fourth quarter included $2.5 million pre-tax impairment charge associated with capitalized software costs.

SMART & FINAL INC.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year 2003 (A)
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 16 Weeks	Fourth Quarter 12 Weeks(C)	Total 52 Weeks
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$354,637	$392,664	$538,392	$444,421	$1,730,114
Cost of sales, buying and occupancy	296,963	325,880	442,892	367,371	1,433,106

Gross margin	57,674	66,784	95,500	77,050	297,008
Operating and administrative expenses	50,399	55,847	77,042	62,296	245,584
Litigation and other charges	—	18,400	(400)	(4,166)	13,834

Income (loss) from operations	7,275	(7,463)	18,858	18,920	37,590
Interest expense, net	2,754	2,694	5,976	4,084	15,508

Income (loss) from continuing operations before income tax provision	4,521	(10,157)	12,882	14,836	22,082
Income tax provision	(1,797)	3,480	(4,858)	(6,054)	(9,229)
Equity earnings of joint venture	11	64	297	372	744

Income (loss) from continuing operations	2,735	(6,613)	8,321	9,154	13,597
Discontinued operations, net of tax	(2,572)	(57,318)	(7,405)	(1,240)	(68,535)

Income (loss) before cumulative effect of accounting change	163	(63,931)	916	7,914	(54,938)
Cumulative effect of accounting change (variable interest entity, net of tax of $3,534)	—	(5,301)	—	—	(5,301)

Net income (loss)	$163	$(69,232)	$916	$7,914	$(60,239)

Earnings (loss) per common share:
Earnings (loss) per common share from continuing operations	$0.09	$(0.22)	$0.28	$0.31	$0.46
Loss per common share from discontinued operations	(0.09)	(1.92)	(0.25)	(0.04)	(2.30)
Cumulative effect of accounting change per common share	—	(0.18)	—	—	(0.18)

Earnings (loss) per common share	$0.01	$(2.31)	$0.03	$0.27	$(2.02)

Weighted average common shares	29,728,233	29,909,973	29,740,307	29,743,423	29,777,393

Earnings (loss) per common share, assuming dilution:
Earnings (loss) per common share, assuming dilution, from continuing operations	$0.09	$(0.22)	$0.28	$0.30	$0.46
Loss per common share, assuming dilution, from discontinued operations	(0.09)	(1.92)	(0.25)	(0.04)	(2.30)
Cumulative effect of accounting change per common share, assuming dilution	—	(0.18)	—	—	(0.18)

Earnings (loss) per common share, assuming dilution	$0.01	$(2.31)	$0.03	$0.26	$(2.02)

Weighted average common shares and common share equivalents (B)	29,734,260	29,909,973	29,924,408	30,460,140	29,777,393

(A)	Fiscal year 2003 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter. Certain amounts have been reclassified to conform to the 2003 current-year presentation. Amounts may not aggregate due to rounding.
(B)	The weighted average common shares and common share equivalents include the common stock equivalents related to stock options.
(C)	Results of 2003 fourth quarter reflect the impact from the strike and lockout between the United Foods and Commercial Workers Union and three major grocery chains in Southern California which commenced early in the quarter and a $4.2 million pre-tax adjustment to reserves for litigation and other charges.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic Securities and Exchange Commission reports. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended January 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Our independent registered public accounting firm also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included in our 2004 Financial Statements under Item 8 “Financial Statements and Supplementary Information” with the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

Item 9B. OTHER INFORMATION

None

PART III

The information required by Part III of Form 10-K (items 10 through 14) is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held May 20, 2005. Such Proxy Statement involves the election of directors and we intend to file not later than 120 days after our last fiscal yearend. If the Proxy Statement is not filed with the SEC within such 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Smart & Final Inc., incorporated by reference to Appendix A from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2004.

3.2	Amended and Restated Bylaws of Smart & Final Inc., incorporated by reference to Appendix B from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2004.

10.1	Tax Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Sharing Agreement, dated as of November 5, 1984, by and between the Company and Casino USA, as amended), incorporated by reference to Exhibit Number 10.22 from our Annual Report on Form 10-K for the fiscal year ended January 2, 1994, filed with the SEC on April 4, 1994. (SEC File No. 001-10811)

10.2	Intercompany Agreement, dated August 6, 1991, by and among Casino USA, Casino Realty, Inc. and the Company, incorporated by reference to Exhibit Number 10.24 from our Annual Report on Form 10-K for the fiscal year ended December 29, 1991, filed with the SEC on March 24, 1992. (SEC File No. 001-10811)

10.4**	Smart & Final Inc. Supplemental Deferred Compensation Plan, as amended and restated through May 16, 2000, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.5**	Smart & Final Inc. Directors Deferred Compensation Plan, as amended and restated through March 31, 1999, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.7	Smart & Final Inc. Trust for Deferred Compensation Plans, incorporated by reference to Exhibit Number 10.68 from our Annual Report on Form 10-K for the fiscal year ended December 29, 1996, filed with the SEC on March 25, 1997. (SEC File No. 001-10811)

10.8**	Supplemental Executive Retirement Plan Master Plan Document, incorporated by reference to Exhibit Number 10.86 from our Annual Report on Form 10-K for the fiscal year ended January 4, 1998, filed with the SEC on April 1, 1998; as amended by the First Amendment to the Supplemental Executive Retirement Plan Master Plan Document, incorporated by reference to Exhibit Number 10.86 from our Quarterly Report on Form 10-Q for the quarter ended March 28, 1999, filed with the SEC on May 3, 1999. (SEC File No. 001-10811)

10.9**	Smart & Final Inc. Long-Term Equity Compensation Plan (amended and restated), incorporated by reference to Exhibit A from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 13, 2002.

10.11**	Employment Agreement, dated May 11, 1999, between the Company and Ross E. Roeder, incorporated by reference to Exhibit Number 10.119 from our Quarterly Report on Form 10-Q for the quarter ended June 20, 1999, filed with the SEC on August 3, 1999; as amended by reference to Exhibit Number 10.53 from our Quarterly Report on Form 10-Q for the quarter ended June 17, 2001, filed with the SEC on July 26, 2001.

10.12	Smart & Final Non-Employee Director Stock Plan (amended and restated), incorporated by reference to Exhibit B from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 13, 2002.

10.13**	First Amendment to Deferred Compensation Agreements, dated as of October 23, 2000, incorporated by reference to Exhibit Number 10.128 from our Quarterly Report on Form 10-Q for the quarter ended October 8, 2000, filed with the SEC on November 11, 2000.

10.15	Participation Agreement, dated as of November 30, 2001, by and among the Company, as Lessee, and various parties, as Guarantors, Holders and Lenders, and Wells Fargo Bank Northwest, National Association, as Owner Trustee, and Fleet Capital Corporation, as Administrative Agent and Arranger, and Natexis Banques Populaires, as Documentation Agent, incorporated by reference to Exhibit Number 10.18 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.16	Credit Agreement, dated as of November 30, 2001, among Wells Fargo Bank Northwest, National Association, as the Owner Trustee, various parties, as the Lenders, and Fleet Capital Corporation, as the Agent, incorporated by reference to Exhibit Number 10.19 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.17	Lease Agreement, dated as of November 30, 2001, between Wells Fargo Bank, Northwest, National Association, as Owner Trustee and Lessor, and the Company, as Lessee, incorporated by reference to Exhibit Number 10.20 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.20	Waiver and Amendment Agreement No. 1, dated June 4, 2002, among the Company, as Lessee, Wells Fargo Bank Northwest, National Association, as Owner Trustee and Lessor, and various parties, as Lenders and as Guarantors, incorporated by reference to Exhibit Number 99.1 from our Current Report on Form 8-K, dated June 4, 2002 and filed with the SEC on June 10, 2002.

10.24	Waiver and Amendment Agreement No. 2, dated February 14, 2003, among the Company, as Lessee, Wells Fargo Bank Northwest, National Association, as Owner Trustee and Lessor, and various parties, as Lenders and as Guarantors, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.26	Supply Agreement made and entered into as of the 16th day of May, 2003 by and between Unified Western Grocers, Inc. and Smart & Final Oregon, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment being filed with the SEC), incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 15, 2003, filed with the SEC on July 25, 2003.

10.27	Amendment Agreement No. 3 effective as of June 1, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 15, 2003, filed with the SEC on July 25, 2003.

10.30	Waiver and Amendment Agreement No. 4 dated and effective as of July 11, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.32	Share Purchase Agreement dated as of August 6, 2003 by and between Smart & Final Inc. and American Foodservice Distributors and GFS Holding, Inc. and related exhibits, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.33	Asset Purchase Agreement dated as of August 6, 2003 by and among Smart & Final Inc, Smart & Final Stores Corporation, American Foodservice Distributors and GFS Holding, Inc. and GFS Orlando, LLC, and GFS Stores, LLC and related exhibits, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.34	Asset Purchase Agreement dated as of August 18, 2003 by and among Port Stockton Food Distributors, Inc. and American Foodservice Distributors and Smart & Final Inc. and SYSCO corporation and related exhibits, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.35	Consent, Waiver, Collateral Release and Amendment Agreement No. 5A dated as of September 3, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.37	First Supplement to Consent, Waiver, Collateral release and Amendment Agreement No. 5A dated as of September 5, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.38	Asset Purchase Agreement dated as of September 11, 2003 by and between Port Stockton Food Distributors, Inc., Smart & Final Stores Corporation and Pacific Fresh Sea Food Company incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.39	Sixth Amendment and Waiver to Lease Agreement dated as of September 12, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.41	Consent, Waiver and Amendment Agreement No. 5B dated as of September 26, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.44	Amendment Agreement No. 7 dated as of October 21, 2003 between Wells Fargo Bank Northwest, national Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.45**	Amended and Restated Employment Agreement between Smart & Final Inc. and Etienne Snollaerts dated as of May 17, 2004, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 13, 2004, filed with the SEC on July 20, 2004.

10.46**	2004 Executive Severance Plan, Smart & Final Inc., effective January 1, 2004, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, filed with the SEC on March 10, 2004.

10.48**	Second Amendment dated February 25, 2004 to Employment Agreement, dated January 1, 1999 and its first amendment dated May 11, 2001, between Smart & Final Inc. and Ross E. Roeder, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, filed with the SEC on March 10, 2004.

10.49	First Amendment to Smart & Final Non-Employee Director Stock Plan (amended & restated), incorporated by referenced from our Quarterly Report on Form 10-Q for the quarter ended March 21, 2004, filed with the SEC on April 28, 2004.

10.50	Consent and dated as of March 8, 2004 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2004, filed with the SEC on November 10, 2004.

10.51	Eighth Amendment, Waiver and Collateral Release dated as of April 8, 2004 by and among BNP Paribas and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2004, filed with the SEC on November 10, 2004.

10.52*	Amended and Restated Credit Agreement dated as of November 18, 2004, among the Company as Borrower, and various parties, as Lenders, BNP Paribas, as Administrative Agent and Lead Arranger, Union Bank of California, National Association, as Syndication Agent, and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, as Documentation Agent.

10.53*	Reaffirmation Agreement dated as of November 18, 2004 among the Company and its affiliates as Grantors, Wells Fargo Bank Northwest, National Association, as Owner Trustee and BNP Paribas as Administrative Agent.

10.54*	Trademark Security Agreement dated as of November 18, 2004, among the Company and its affiliates as Grantors and BNP Paribas, as Administrative Agent.

21*	Subsidiaries of the registrant.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
**	Management contracts and compensatory plans, contracts and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 11, 2005.

Smart & Final Inc.

By:	/s/ Richard N. Phegley
Richard N. Phegley
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, on behalf of the Registrant and in the capacities indicated on March 11, 2005.

/s/ Etienne Snollaerts	Director, President and Chief Executive Officer
Etienne Snollaerts

/s/ Richard N. Phegley	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Richard N. Phegley

/s/ Richard A. Link	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Richard A. Link

/s/ Ross E. Roeder	Chairman of the Board
Ross E. Roeder

/s/ Pierre Bouchut	Director
Pierre Bouchut

Director
Christian Couvreux

/s/ Timm F. Crull	Director
Timm F. Crull

/s/ James S. Gold	Director
James S. Gold

/s/ Jean-Brice Hernu	Director
Jean-Brice Hernu

Director
David J. McLaughlin

/s/ Joël-André Ornstein	Director
Joël-André Ornstein

/s/ Thomas G. Plaskett	Director
Thomas G. Plaskett

/s/ Stephen E. Watson	Director
Stephen E. Watson

SMART & FINAL INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended January 2, 2005, December 28, 2003 and December 29, 2002

(in thousands)

	Balance at Beginning of Period	Additions and Adjustments	Deductions	Balance at End of Period
Fiscal year 2004:
Allowance for doubtful accounts	$307	$(17)	$36	$254

Inventory realizable value allowance	$1,564	$982	$1,298	$1,248

Fiscal year 2003:
Allowance for doubtful accounts	$305	$68	$66	$307

Inventory realizable value allowance	$1,394	$785	$615	$1,564

Fiscal year 2002:
Allowance for doubtful accounts	$520	$216	$431	$305

Inventory realizable value allowance	$1,762	$430	$798	$1,394