Form 10-Q
period 2005-03-27
SMART & FINAL INC/DE
filed 2005-05-04
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐ .

As of May 2, 2005, the registrant had outstanding 30,996,250 shares of common stock.

SMART & FINAL INC.

Forward-Looking Statements

When used in this quarterly report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including known and unknown factors as included in the periodic filings by Smart & Final Inc. with the Securities and Exchange Commission and those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	increased competitive pressures;

•	deterioration in national or regional economic conditions;

•	inability to fund or execute our store expansion plan;

•	interruption and/or inability to obtain adequate supplies of products; and

•	adverse state or federal legislation or regulation that increases the costs of compliance or adverse findings by a regulator with respect to existing operations.

Many of these factors are beyond our control. Comparability of current and future operating trends and results may be also impacted by other important factors, most notably the effect of the labor action against the three largest southern California retail supermarket chains which commenced early in the 2003 fourth quarter and which was settled in February 2004. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in “Item 1. Business - Risk Factors” of our 2004 Annual Report on Form 10-K. Except as specifically set forth herein, we undertake no obligation to update any such forward-looking or other statement.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	March 27, 2005	January 2, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,499	$28,672
Accounts receivable, less allowance for doubtful accounts of $290 in 2005 and $254 in 2004	13,419	16,717
Inventories	142,661	142,360
Prepaid expenses and other current assets	15,087	16,428
Deferred tax assets	11,646	11,646
Assets of discontinued operations	2,130	2,129

Total current assets	213,442	217,952
Property, plant and equipment:
Land	71,525	66,275
Buildings and improvements	62,583	62,583
Leasehold improvements	125,313	125,206
Fixtures and equipment	198,176	194,554

	457,597	448,618
Less – Accumulated depreciation and amortization	203,659	197,443

Net property, plant and equipment	253,938	251,175
Assets under capital leases, net of accumulated amortization of $7,467 in 2005 and $7,669 in 2004	1,939	2,085
Goodwill	34,775	34,775
Deferred tax assets	18,271	18,237
Equity investment in joint venture	6,318	6,258
Cash held in real estate trust	117	116
Other assets	58,912	56,833

Total assets	$587,712	$587,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$1,251	$1,353
Accounts payable	89,001	83,103
Accrued salaries and wages	11,602	20,166
Other accrued liabilities	40,979	47,863
Liabilities of discontinued operations	2,007	2,476

Total current liabilities	144,840	154,961
Long-term liabilities:
Obligations under capital leases	2,455	2,638
Bank debt	30,000	25,000
Notes payable	53,354	53,396
Notes payable to affiliate	33,139	33,133
Other long-term liabilities	30,778	30,324
Postretirement and postemployment benefits	37,381	35,566

Total long-term liabilities	187,107	180,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 31,106,666 shares issued and outstanding in 2005 and 30,752,118 in 2004)	311	308
Additional paid-in capital	222,163	219,768
Retained earnings	49,352	46,157
Accumulated other comprehensive loss	(12,286)	(12,361)
Notes receivable for common stock	(65)	(75)
Treasury stock, at cost, 261,725 shares in 2005 and 86,475 in 2004	(3,710)	(1,384)

Total stockholders’ equity	255,765	252,413

Total liabilities and stockholders’ equity	$587,712	$587,431

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Twelve Weeks Ended
	March 27, 2005	March 21, 2004
	(Unaudited)
Sales	$427,625	$423,473
Cost of sales, buying and occupancy	359,450	350,498

Gross margin	68,175	72,975
Operating and administrative expenses	60,217	58,110

Income from operations	7,958	14,865
Interest expense, net	2,209	3,689

Income from continuing operations before income taxes	5,749	11,176
Income tax provision	(2,238)	(4,474)
Equity loss of joint venture	(10)	(106)

Income from continuing operations	3,501	6,596
Discontinued operations, net of tax	(306)	(399)

Net income	$3,195	$6,197

Earnings (loss) per common share:
Earnings per common share from continuing operations	$0.11	$0.22
Loss per common share from discontinued operations	(0.01)	(0.01)

Earnings per common share	$0.10	$0.21

Weighted average common shares	30,640,607	29,870,909

Earnings (loss) per common share, assuming dilution:
Earnings per common share, assuming dilution, from continuing operations	$0.11	$0.21
Loss per common share, assuming dilution, from discontinued operations	(0.01)	(0.01)

Earnings per common share, assuming dilution	$0.10	$0.20

Weighted average common shares and common share equivalents	32,273,240	31,259,320

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twelve Weeks Ended
	March 27, 2005	March 21, 2004
	(Unaudited)
Cash Flows from Operating Activities:
Income from continuing operations	$3,501	$6,596
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing activities:
Gain on disposal of property, plant and equipment	(30)	(169)
Depreciation	4,171	4,263
Amortization	2,872	2,930
Amortization of deferred financing costs	66	799
Deferred tax (benefit) provision	(33)	147
Equity loss of joint venture	10	106
Decrease (increase) in:
Accounts receivable	3,298	3,078
Inventories	(300)	(3,877)
Prepaid expenses and other assets	513	4,702
Increase (decrease) in:
Accounts payable	5,898	(6,209)
Accrued salaries and wages	(8,866)	(5,194)
Other accrued liabilities	44	(6,464)

Net cash provided by continuing activities	11,144	708
Net cash used in discontinued activities	(775)	(2,495)

Net cash provided by (used in) operating activities	10,369	(1,787)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(12,943)	(2,164)
Proceeds from disposal of property, plant and equipment	17	2,661
Investment in capitalized software	(2,402)	(1,249)
Change in cash held in real estate trust	(1)	(35)
Other	(90)	3,248

Net cash (used in) provided by investing activities	(15,419)	2,461

Cash Flows from Financing Activities:
Payments on bank line of credit	(5,000)	(5,000)
Borrowings on bank line of credit	10,000	5,000
Payments on notes payable	(320)	(444)
Proceeds from issuance of common stock, net of costs	197	718

Net cash provided by financing activities	4,877	274

(Decrease) increase in cash and cash equivalents	(173)	948
Cash and cash equivalents at beginning of the period	28,672	36,592

Cash and cash equivalents at end of the period	$28,499	$37,540

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at March 27, 2005 was a 54.1 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 57.0 percent of our common stock as of March 27, 2005.

The accompanying consolidated financial statements are unaudited except for the consolidated balance sheet as of January 2, 2005 which was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, which consisted of normal recurring items necessary for a fair presentation for such periods in conformity with accounting principles generally accepted in the United States, but should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior periods to conform to current presentations. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K.

Fiscal years

Our fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Our fiscal year 2004 consists of 53 weeks, with thirteen weeks in the fourth quarter.

Treasury stock

Our Long-Term Equity Compensation Plan permits the exercise price of options granted under this plan to be paid by our acceptance of our common stock previously held by the participants exercising the options. In connection with any option exercise, the plan also allows us to accept our common stock resulting from the option exercise and/or cash in payment of applicable payroll taxes due on the transactions. These shares are recorded as “Treasury Stock” using the cost method under “Stockholders’ equity” on our consolidated balance sheets.

At the beginning of our fiscal year 2005, the balance of the treasury stock was $1.4 million, or 86,475 shares of our common stock, representing the shares we accepted from our Chairman during his option exercise during 2004. During the 12 weeks ended March 27, 2005, our Chairman exercised options to purchase 247,750 shares of our common stock. The exercise price for the options was paid by our Chairman’s transfer to us of 153,750 shares of our common stock previously held by him. In connection with the stock option exercises, we also accepted from our Chairman 21,500 shares of our common stock resulting from the exercises, plus cash for a remainder amount, in payment of applicable payroll taxes due on the transaction. These shares were recorded using the cost method at a cost per-share-price of $13.65 for 45,250 shares and $13.14 for 130,000 shares, for a total of $2.3 million. At March 27, 2005, the balance of treasury stock was $3.7 million.

Stock options

In 1996, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” which encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that change from the intrinsic value method to the fair value method of accounting for stock-based compensation and requires additional disclosure of pro forma information when a company uses the intrinsic value method.

We account for stock-based compensation using the intrinsic value method as allowed under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Disclosures of pro forma information regarding net income and earnings per share are required under SFAS No. 123, which uses the fair value method, as well as the additional disclosure requirements required under SFAS No. 148. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Twelve Weeks Ended
	March 27, 2005	March 21, 2004
Dividend yield	0.0%	0.0%
Expected volatility	39%	39%
Risk-free interest rates	4.2%	2.7%
Weighted average expected lives
Executives	5.15 years	4.85 years
Non executives	4.82 years	4.57 years
Weighted-average fair value of options granted	$6.26	$4.73

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted, dollars in thousands except per share amounts:

	Twelve Weeks Ended
	March 27, 2005	March 21, 2004
Net income as reported	$3,195	$6,197
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	37	42
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	367	348

Pro forma net income	$2,865	$5,891

Earnings per common share:
Basic, as reported	$0.10	$0.21

Basic, pro forma	$0.09	$0.20

Diluted, as reported	$0.10	$0.20

Diluted, pro forma	$0.09	$0.19

The impact of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure is not necessarily indicative of the effect on income in the future. SFAS No. 123, as amended by SFAS No. 148, does not apply to awards granted prior to 1995.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff and provides interpretive guidance regarding the application of SFAS No. 123(R). Additional discussion regarding SFAS No. 123(R) and SAB No. 107 is included in Note 2 “New Accounting Pronouncements” below.

Earnings per common share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution, is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to stock options for our common stock and restricted stock. The number of shares issued upon exercise during the 12 weeks ended March 27, 2005 was 288,715.

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles share amounts utilized to calculate earnings or loss per common share and earnings or loss per common share, assuming dilution:

	Twelve Weeks Ended
	March 21, 2004	March 21, 2004
Net income, in thousands	$3,195	$6,197

Earnings per common share	$0.10	0.21
Effect of dilutive stock options	—	(0.01)

Earnings per common share, assuming dilution	$0.10	$0.20

Weighted average common shares	30,640,607	29,870,909
Effect of dilutive stock options	1,632,633	1,388,411

Weighted average common shares and common share equivalents	32,273,240	31,259,320

Certain outstanding options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. The number of options excluded from the dilution computation was 503,613 for the 12 weeks ended March 27, 2005 and 360,030 for the 12 weeks ended March 21, 2004.

2. New Accounting Pronouncements

SFAS No. 123(R)

On December 16, 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Accounting Policies – Stock options” in this report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financial cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we can not estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were $0.6 million for the first quarter 2005 and $0.1 million for the first quarter 2004.

We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees and the choice of the option-pricing model in the future. We are also analyzing other potential impacts of adopting SFAS No. 123(R) and presently, do not expect any other potential impact will be significant.

In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS 123(R) and disclosures in MD&A subsequent to adoption of SFAS 123(R). SAB No. 107 does not change the accounting required by SFAS 123(R).

The FASB required SFAS No. 123(R) be adopted in the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the SEC issued a press release amending compliance dates for SFAS 123(R). Under the SEC’s new rule, SFAS 123(R) will become effective for us beginning in fiscal year 2006.

Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143 “Accounting for Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity is required to recognize a liability for the fair value of conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt Interpretation No. 47 as of January 1, 2006. We do not believe the adoption of Interpretation No. 47 will have a material impact on our results of operations or financial condition.

3. Discontinued Operations

During 2003, we completed the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”) and our broadline foodservice operations in northern California (“Northern California Foodservice Operations”). This allowed us to focus on our core store operations, concentrate our resources to strengthen our balance sheet and continue development of our two store formats. We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice separately as discontinued operations.

The assets of the discontinued operations represent primarily the land and building improvements retained in the Northern California Foodservice Operations and are presented in the consolidated balance sheets under the caption “Assets of discontinued operations.” The liabilities of the discontinued operations are comprised of the remaining accounts payable and accrued liabilities.

Loss from discontinued operations for each period represents primarily the remainder activities in the Northern California Foodservice Operations and other adjustments to reserves of exiting the foodservice operations.

The following table sets forth the activities and the remaining balances as of March 27, 2005, related to reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands.

	Balance at January 2, 2005	Adjustments	Payments	Balance at March 27, 2005
Lease termination costs	$2,791	$270	$(435)	$2,626
Employee severance and related obligations	672	—	(166)	506

	$3,463	$270	$(601)	$3,132

4. Debt

Amended Senior Credit Facility

Effective November 18, 2004, we entered into a $150.0 million Amended and Restated Senior Credit Facility (“Amended Senior Credit Facility”) with a syndicate of banks. The Amended Senior Credit Facility replaced a senior secured revolving credit facility. The Amended Senior Credit Facility has a five-year term expiring on November 18, 2009. Interest for the Amended Senior Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At March 27, 2005, the six-month Eurodollar LIBOR rate was 2.21 percent.

At our option, the Amended Senior Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At March 27, 2005, $30.0 million of revolving loan and $7.3 million of letters of credit were outstanding. At March 27, 2005, we had $112.7 million available under our Amended Senior Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of March 27, 2005, the Lease Agreement as amended, with a value of $86.6 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

The Lease Agreement is considered a variable interest entity and subject to consolidation under Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, as amended. Therefore, the related properties and notes payable are included in our consolidated balance sheets under “Property, plant and equipment”, “Current maturities of long-term debt and capital leases”, “Notes payable” and, for the Casino USA participation, “Notes payable to affiliate”.

As of March 27, 2005, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

Collateral

Borrowings under both the Amended Senior Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and additionally a collateral position, subordinate to the Amended Senior Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Senior Credit Facility has as principal collateral, our receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and has as a subordinate collateral position, on the properties and related assets that are the principal collateral of the Lease Agreement.

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

During the first quarter 2005, we were not in compliance with the Lease Agreement covenant which restricts quarterly capital expenditures to not exceed $12.5 million. Our capital expenditures were $12.9 million during the first quarter 2005, and as a result, we had an event of default under the Lease Agreement. On May 3, 2005, an amendment to the Lease Agreement was approved which contains a waiver of the event of default and which conforms the financial covenants under the Lease Agreement to be consistent with those under the Amended Senior Credit Facility. As a result of obtaining the waiver and amendment, our obligation of $86.6 million under the Lease Agreement was classified as long-term debt at March 27, 2005. The amendment eliminates the covenant that restricts quarterly capital expenditures and adopts the similar covenant under the Amended Senior Credit Facility which allows an annual capital expenditure limitation of $60.0 million. The Lease Agreement expires on November 30, 2006 and we were in compliance with the covenants within the Lease Agreement as of January 2, 2005. Accordingly, our obligation under the Lease Agreement at January 2, 2005 was classified as long-term debt.

We are currently in compliance with the covenants within the Amended Senior Credit Facility. The Amended Senior Credit Facility expires on November 18, 2009 and accordingly, our obligations under the Amended Senior Credit Facility have been classified as long-term liabilities in our consolidated balance sheets as of March 27, 2005 and January 2, 2005.

Interest

Interest paid on our long-term debt aggregated $2.2 million for the 12 weeks ended March 27, 2005 and $4.1 million for the 12 weeks ended March 21, 2004.

The fair value of our debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturity, approximates the carrying amount.

5. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined benefit plan

We have a funded noncontributory defined benefit retirement plan covering substantially all of our full time employees following a vesting period of five years of service. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 27, 2005	March 21, 2004
Service cost	$771	$768
Interest cost	1,188	1,167
Expected return on plan assets	(1,212)	(1,105)
Amortization of transition obligation	—	—
Amortization of prior service cost	83	93
Amortization of net actuarial loss	531	495

Net periodic benefit cost	$1,361	$1,418

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP.

The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 27, 2005	March 21, 2004
Service cost	$83	$89
Interest cost	175	145
Amortization of prior service cost	30	30
Amortization of actuarial loss	54	24

Net periodic benefit cost	$342	$288

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

In December 2003, the Medical Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FSP 106-1, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. FSP 106-1 was effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act was a one-time election that must have been made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date were first included in reported financial information pursuant to the requirements of SFAS No. 106. In accordance with FSP 106-1, we elected to defer accounting for the Act. FSP 106-2 superseded FSP 106-1 when it became effective for our fourth quarter of 2004. We have not yet determined whether the current benefits provided to certain participants are actuarially equivalent to Medicare Part D. Accordingly, the measurement of the accumulated pension benefit obligation and net periodic postretirement benefit cost in our consolidated financial statements and accompanying notes do not reflect the effects of the Act.

The components included in the postretirement benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 27, 2005	March 21, 2004
Service cost	$142	$131
Interest cost	232	230
Amortization of prior service cost	4	3
Amortization of net actuarial gain	—	(18)

Net periodic benefit cost	$378	$346

6. Comprehensive Income

Comprehensive income or loss was computed as follows, in thousands:

	Twelve Weeks Ended
	March 27, 2005	March 21, 2004
Net income	$3,195	$6,197
Other comprehensive income:
Net loss on derivative instruments, net of tax	—	(51)
Reclassification adjustments included in net income	—	272
Foreign currency translation adjustments	75	(77)

Total other comprehensive income	75	144

Total comprehensive income	$3,270	$6,341

We had an interest rate collar agreement at March 21, 2004 that was designed as a cash flow hedge and was considered fully effective. This agreement was marked to market every quarter, with the changes in fair value recorded as other comprehensive income (“OCI”) and the ineffective portion reclassified from OCI to current earnings and included under “Interest expense, net” on our consolidated statement of income. This agreement expired in November 2004.

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

Tax payments made to governments and Casino USA for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 27, 2005	March 21, 2004
Tax sharing payments made to (benefits received from) Casino USA	$(1,307)	$800
Taxes paid to states other than California	—	15

Total taxes paid (benefits received)	$(1,307)	$815

8. Legal Actions

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages and statutory penalties thereon. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We continue to believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim. The class consists of approximately 13,200 current and former hourly store employees in California and the suit covers the period May 1997 through the present period. Discovery is now underway in the case. In February 2005, the court ordered the parties to commence mediation. A first mediation was held on April 27, 2005 and the parties have mutually agreed to conduct a second mediation on June 6, 2005. A trial date of March 6, 2006 has been set by the court.

We have not recorded any charges during the first quarter 2005 associated with this action. Litigation matters are subject to inherent uncertainties and we cannot provide assurance regarding the ultimate resolution of the Olivas action or provide a range of additional possible loss.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2004 Annual Report on Form 10-K. Our MD&A provides an overview of our results of operations for the 12 weeks ended March 27, 2005 as compared to the equivalent period of 2004. This is followed by a discussion and analysis of our cash flows, capital requirements and financing activities. Lastly, we discuss new accounting pronouncements and critical accounting policies incorporated in our reported financial statements.

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our fiscal year 2004 consists of 53 weeks, with thirteen weeks in the fourth quarter.

Summary

The major factors that impacted our results of operations and financial position for the 12-week quarters ended March 27, 2005 and March 21, 2004 are as follows:

•	Our first quarter 2005 sales were adversely impacted by the record rainfall in southern California which affected the business and activities of our key customer groups. The increased variables and uncertainties due to the severe weather increased the difficulties of planning and cost controls and thereby affected our gross margin rate.

•	Our first quarter 2004 results included the favorable impact on sales and margin rates from a labor action against the three major southern California retail supermarket chains which commenced early in the fourth quarter 2003 and was settled in late February 2004.

•	We opened three new stores during the first quarter 2005 and at March 27, 2005, operated 226 stores, as compared to 220 stores at March 21, 2004. Additionally, two stores were relocated since the end of the first quarter 2004. While the sales increase attributable to the new and relocated stores for the first quarter 2005 helped offset the sales impact of the severe weather in the first quarter 2005, the operating loss from these stores reduced our operating income generated from existing stores.

•	Interest expense, net decreased as a result of the lower outstanding debt and lower rate during the first quarter 2005.

We reported income from continuing operations of $3.5 million, or $0.11 per diluted share, for the 12 weeks ended March 27, 2005, a decrease of $3.1 million from income from continuing operations of $6.6 million, or $0.21 per diluted share, for the 12 weeks ended March 21, 2004.

We reported net income of $3.2 million, or $0.10 per diluted share, for the 12 weeks ended March 27, 2005, compared to net income of $6.2 million, or $0.20 per diluted share, for the 12 weeks ended March 21, 2004. The year-to-year decrease was primarily attributable to the favorable impact from the labor dispute included in our 2004 first quarter results and decreased gross margin rate, partially offset by decreased interest expense in the first quarter 2005.

We believe that our future growth depends on our ability to expand by opening new and relocated stores, undergoing remodels in the current stores, or expanding our store formats to increase our market presence and to better serve our customers. With the increasing competition within the retail grocery market, our profitability is dependent upon our leveraging sales growth while implementing effective cost controls.

Results of Operations

The following table shows, for the periods indicated, certain consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Twelve Weeks Ended
	March 27, 2005	March 21, 2004
Sales	100.0%	100.0%
Cost of sales, buying and occupancy	84.1	82.8

Gross margin	15.9	17.2
Operating and administrative expenses	14.1	13.7

Income from operations	1.9	3.5
Interest expense, net	0.5	0.9

Income from continuing operations before income taxes	1.3	2.6
Income tax provision	(0.5)	(1.1)
Equity loss of joint venture	—	—

Income from continuing operations	0.8	1.6
Discontinued operations, net of tax	(0.1)	(0.1)

Net income	0.7%	1.5%

Comparison of Twelve Weeks Ended March 27, 2005 with Twelve Weeks Ended March 21, 2004.

Sales

Sales from continuing operations in the first quarter 2005 were $427.6 million, an increase of 1.0 percent over the first quarter 2004 sales of $423.5 million. Our first quarter 2005 comparable store sales decreased by 0.2 percent compared to the 2004 level. We define comparable stores as those that have been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area.

The year-to-year decrease in comparable store sales was primarily attributable to the severe weather in southern California during the first quarter 2005 and the favorable impact on sales of the labor action in southern California included in the first quarter 2004. We estimated that approximately $40 million of the sales in 2004 first quarter resulted from the labor action based upon the sales performance for our stores that we believed were impacted by the labor action due to their proximity to store locations of the three major retail supermarket chains that were involved in the labor action. We estimated that approximately 105 of our stores were favorably impacted by the labor action. In the first quarter 2005, the comparable average transaction increased by 5.2 percent to $41.95 from $39.89 for the first quarter 2004 while the transaction counts decreased by 5.1 percent.

The retail grocery market in southern California has become increasingly competitive as the three major retail supermarket chains undergo market repositioning to rebuild their sales after the labor action. Therefore, there is no assurance that our sales growth will maintain at the current level.

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

Gross margin from continuing operations decreased $4.8 million, or 6.6 percent, to $68.2 million for the first quarter 2005 as compared to $73.0 million for the first quarter 2004. The decrease in gross margin was primarily related to increased distribution costs and slightly lower merchandise margins.

As a percentage of sales, gross margin decreased to 15.9 percent for the first quarter 2005 compared to 17.2 percent for the first quarter 2004. The 1.3 percentage point decrease was partially attributable to a 0.63 percent increase in distribution costs primarily due to increased volume, labor costs and fuel costs. Other increases included 0.37 percent in decreased merchandise margins, particularly in fresh meat, produce and dairy; 0.20 percent in decreased margin due to a sales mix change resulting from strong sales growth in Cash & Carry stores that serve only business customers and generate lower gross margins; and 0.12 percent in increased occupancy costs as a percentage of sales due to the new and relocated stores, store remodeling and relatively fixed nature of these costs against the sales base.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level (primarily labor and related fringe benefit costs) advertising and marketing costs, overhead costs and corporate office costs.

Operating and administrative expenses from continuing operations increased $2.1 million, or 3.6 percent, to $60.2 million for the first quarter 2005 as compared to $58.1 million for the first quarter 2004.

As a percentage of sales, operating and administrative expenses increased to 14.1 percent for the first quarter 2005 from 13.7 percent for the first quarter 2004. The 0.4 percent increase is primarily comprised of a 0.58 percent increase in corporate expenses and store operations and a 0.12 percent increase in certain postretirement plan expenses, partially offset by a 0.23 percent decrease in incentive compensation costs.

Interest expense, net

Interest expense, net decreased to $2.2 million for the first quarter 2005 as compared to $3.7 million for the first quarter 2004. The decrease was primarily due to the lower debt outstanding and lower rates. At the end of the first quarter 2005, the outstanding balance on the revolving credit facility was $30.0 million, compared with $60.0 million at the end of the first quarter 2004.

Income tax provision

Income tax expense was $2.2 million for the first quarter 2005 as compared to $4.5 million for the first quarter 2004. The effective tax rate for the first quarter 2005 was 38.9 percent and the effective tax rate for the first quarter 2004 was 40.0 percent.

Equity loss of joint venture

Our 100-percent owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexico holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operated 11 stores in Mexico as a Mexican domestic corporation as of March 27, 2005. Our interest in the joint venture is not consolidated and is reported on the equity basis of accounting. During the first quarter 2005, the equity loss from the joint venture was $0.0 million, as compared to the equity loss of $0.1 million in the first quarter 2004.

Discontinued Operations

During 2003, we completed the sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”) and our broadline foodservice operations in northern California (“Northern California Foodservice Operations”). This allowed us to focus on our core store operations, concentrate our resources to strengthen our balance sheets and continue development of our two store formats. We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice separately as discontinued operations.

Loss from discontinued operations was $0.3 million, net of tax benefit of $0.2 million, for the first quarter 2005 and $0.4 million, net of tax benefit of $0.3 million, for the first quarter 2004. Loss from discontinued operations represented primarily the run-off activities in the foodservice operations.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities from continuing operations was $11.1 million in the first quarter 2005, an increase of $10.4 million compared to $0.7 million in the comparable 2004 period. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In the first quarter 2004, we utilized cash to increase inventory levels to support the higher sales and to achieve higher levels of store inventory “in-stock” conditions. In the first quarter 2004, we also utilized cash to fund the payment of a litigation settlement and lower our accounts payable balance from 2003 which was atypically higher due to our increased inventory purchases in the fourth quarter 2003 in response to the labor action in southern California.

Net cash used in investing activities from continuing operations was $15.4 million in the first quarter 2005 compared to net cash provided by investing activities from continuing operations of $2.5 million in the comparable 2004 period. In the first quarter 2005, our capital expenditures increased by $11.9 million as compared to the first quarter 2004, including property investment for future store sites, investment in store construction and equipment and investment in hardware and software to improve our information technology systems. Additionally, in the first quarter 2004, the redemption of a certificate of deposit and sale of certain municipal bonds and increased proceeds from disposal of closed or relocated store properties generated cash of approximately $5.9 million.

Net cash provided by financing activities from continuing activities was $4.9 million in the first quarter 2005 compared to $0.3 million in the comparable 2004 period, primarily due to the borrowing on our outstanding obligation under a revolving bank credit facility. The additional borrowing made in the first quarter 2005 was $5.0 million to increase the total borrowing under this credit facility, as amended, from $25.0 million at the beginning of 2005 to $30.0 million at March 27, 2005. During the first quarter 2004, there was no additional borrowing under this credit facility and at March 21, 2004, the total borrowing under this credit facility, was $60.0 million.

At March 27, 2005, we had cash and cash equivalents of $28.5 million, stockholders’ equity of $255.8 million and debt, excluding capital leases, of $116.6 million. At March 27, 2005, current assets were $213.4 million, $68.6 million more than our current liabilities of $144.8 million.

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware as well as general working capital requirements.

During the 12 weeks ended March 27, 2005, we opened three new stores. New store growth and store remodeling are planned to continue in the remainder of 2005. We plan to open or relocate 15 to 20 stores during 2005. We estimate that the capital expenditure requirement for improvements and equipment for a new store is approximately $1.2 million to $2.2 million. We typically enter into lease arrangements for our store properties. From time to time we may purchase the properties for an additional capital investment that depends on the property location and market value. During the first quarter 2005, we made $5.3 million in property investments for our future store sites. Working capital investment related to a new store is approximately $0.2 million and primarily relates to inventory net of trade vendor accounts payable. We also plan to perform approximately ten major remodels to existing stores in 2005 which generally require capital expenditures in excess of $400,000 per major remodel. Total capital expenditures for 2005, including investment in capitalized software, are currently estimated at $50 million to $60 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory defined benefit retirement plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As we previously disclosed in our 2004 Annual Report on Form 10-K, we are not required to make any contributions for the 2005 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2005. During the first quarter 2005, we did not make any contribution to this plan.

Bank credit facility, lease facility and other financing activities

Amended Senior Credit Facility

Effective November 18, 2004, we entered into a $150.0 million Amended and Restated Senior Credit Facility (“Amended Senior Credit Facility”) with a syndicate of banks. The Amended Senior Credit Facility replaced a senior secured revolving credit facility. The Amended Senior Credit Facility has a five-year term expiring on November 18, 2009. Interest for the Amended Senior Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At March 27, 2005, the six-month Eurodollar LIBOR rate was 2.21 percent.

At our option, the Amended Senior Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At March 27, 2005, $30.0 million of revolving loan and $7.3 million of letters of credit were outstanding. At March 27, 2005, we had $112.7 million available under our Amended Senior Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of March 27, 2005, the Lease Agreement as amended, with a value of $86.6 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

The Lease Agreement is considered a variable interest entity and subject to consolidation under Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, as amended. Therefore, the related properties and notes payable are included in our consolidated balance sheets under “Property, plant and equipment”, “Current maturities of long-term debt and capital leases”, “Notes payable” and, for the Casino USA participation, “Notes payable to affiliate”.

As of March 27, 2005, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

Collateral

Borrowings under both the Amended Senior Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and additionally a collateral position, subordinate to the Amended Senior Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Senior Credit Facility has as principal collateral, our receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and has as a subordinate collateral position, on the properties and related assets that are the principal collateral of the Lease Agreement.

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

During the first quarter 2005, we were not in compliance with the Lease Agreement covenant which restricts quarterly capital expenditures to not exceed $12.5 million. Our capital expenditures were $12.9 million during the first quarter 2005, and as a result, we had an event of default under the Lease Agreement. On May 3, 2005, an amendment to the Lease Agreement was approved which contains a waiver of the event of default and which conforms the financial covenants under the Lease Agreement to be consistent with those under the Amended Senior Credit Facility. As a result of obtaining the waiver and amendment, our obligation of $86.6 million under the Lease Agreement was classified as long-term debt at March 27, 2005. The amendment eliminates the covenant that restricts quarterly capital expenditures and adopts the similar covenant under the Amended Senior Credit Facility which allows an annual capital expenditure limitation of $60.0 million. The Lease Agreement expires on November 30, 2006 and we were in compliance with the covenants within the Lease Agreement as of January 2, 2005. Accordingly, our obligation under the Lease Agreement at January 2, 2005 was classified as long-term debt.

We are currently in compliance with the covenants within the Amended Senior Credit Facility. The Amended Senior Credit Facility expires on November 18, 2009 and accordingly, our obligations under the Amended Senior Credit Facility have been classified as long-term liabilities in our consolidated balance sheets as of March 27, 2005 and January 2, 2005.

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Accounting Policies – Stock options” in this report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financial cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we can not estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were $0.6 million for the first quarter 2005 and $0.1 million for the first quarter 2004.

We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees and the choice of the option-pricing model in the future. We are also analyzing other potential impacts of adopting SFAS No. 123(R) and presently, do not expect any other potential impact will be significant.

In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS 123(R) and disclosures in MD&A subsequent to adoption of SFAS 123(R). SAB No. 107 does not change the accounting required by SFAS 123(R).

The FASB required SFAS No. 123(R) be adopted in the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the SEC issued a press release amending compliance dates for SFAS 123(R). Under the SEC’s new rule, SFAS 123(R) will become effective for us beginning in fiscal year 2006.

Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143 “Accounting for Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity is required to recognize a liability for the fair value of conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt Interpretation No. 47 as of January 1, 2006. We do not believe the adoption of Interpretation No. 47 will have a material impact on our results of operations or financial condition.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2004 Annual Report on Form 10-K. As of March 27, 2005, we did not make any changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the foreign exchange rates between the U.S. Dollar and foreign currencies primarily the Mexican Peso. Our primary market risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of March 27, 2005, our exposure to foreign currency risk was limited.

Interest Rate Risk

We may manage interest rate risk through the use of interest rate collar agreements to limit the effect of interest rate fluctuations from time to time. We presently have no program in place. An earlier interest rate collar agreement was terminated in November 2004.

Credit Risk

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising our customer base.

We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations under Smart & Final Mexico and the equity earnings of its Mexico joint venture. As of March 27, 2005, such exposure was the $6.7 million net investment in Smart & Final Mexico which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

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

Additional information regarding a report of management’s assessment of the effectiveness of our internal control as of January 2, 2005 and our independent registered public accounting firm’s report dated March 2, 2005 on management’s assessment as of January 2, 2005 were included in “Item 8. Financial Statements and Supplementary Data” of our 2004 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages and statutory penalties thereon. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We continue to believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim. The class consists of approximately 13,200 current and former hourly store employees in California and the suit covers the period May 1997 through the present period. Discovery is now underway in the case. In February 2005, the court ordered the parties to commence mediation. A first mediation was held on April 27, 2005 and the parties have mutually agreed to conduct a second mediation on June 6, 2005. A trial date of March 6, 2006 has been set by the court.

We have not recorded any charges during the first quarter 2005 associated with this action. Litigation matters are subject to inherent uncertainties and we cannot provide assurance regarding the ultimate resolution of the Olivas action or provide a range of additional possible loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchases we made of our shares of common stock during the 12 weeks ended March 27, 2005, in thousands, except share and per share amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
February 28 through March 27, 2005	175,250	$13.27	None	None

During the 12 weeks ended March 27, 2005, our Chairman exercised options to purchase 247,750 shares of our common stock. The exercise price for the options was paid by our Chairman’s transfer to us of 153,750 shares of our common stock previously held by him. In connection with the stock option exercises, we also accepted from our Chairman 21,500 shares of our common stock resulting from the exercises, plus cash for a remainder amount, in payment of applicable payroll taxes due on the transaction.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.55*	Amended and Restated Supply Agreement dated as of the 15th day of March, 2005 between Unified Western Grocers, Inc. and Smart & Final Oregon, Inc. and Smart & Final Stores (portions of this exhibit have been omitted pursuant to a request for confidential treatment being filed with the SEC)

10.56*	Waiver and Amendment No. 8 dated as of May 3, 2005 between Wells Fargo Bank Northwest, National Association and Smart & Final, Inc.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: May 4, 2005	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Senior Vice President and
Chief Financial Officer