Form 10-Q
period 2005-06-19
SMART & FINAL INC/DE
filed 2005-07-20
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2005

or

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

As of July 15, 2005, the registrant had outstanding 30,998,515 shares of common stock.

SMART & FINAL INC.

Forward-Looking Statements

When used in this quarterly report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including known and unknown factors as included in the periodic filings by Smart & Final Inc. with the Securities and Exchange Commission and those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	increased competitive pressures;

•	deterioration in national or regional economic conditions;

•	inability to fund or execute our store expansion plan;

•	interruption and/or inability to obtain adequate supplies of products;

•	resolution of litigation matters; and

•	adverse state or federal legislation or regulation that increases the costs of compliance or adverse findings by a regulator with respect to existing operations.

Many of these factors are beyond our control. Comparability of current and future operating trends and results may be also impacted by other important factors, including the effect of the labor action against the three largest southern California retail supermarket chains which commenced early in the 2003 fourth quarter and which was settled in February 2004. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in “Item 1. Business - Risk Factors” of our 2004 Annual Report on Form 10-K. Except as specifically set forth herein, we undertake no obligation to update any such forward-looking or other statement.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	June 19, 2005	January 2, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,544	$28,672
Accounts receivable, less allowance for doubtful accounts of $226 in 2005 and $254 in 2004	12,638	16,717
Inventories	143,952	142,360
Prepaid expenses and other current assets	13,780	16,428
Deferred tax assets	11,646	11,646
Assets of discontinued operations	2,131	2,129

Total current assets	221,691	217,952
Property, plant and equipment:
Land	71,603	66,275
Buildings and improvements	62,583	62,583
Leasehold improvements	127,279	125,206
Fixtures and equipment	200,878	194,554

	462,343	448,618
Less – Accumulated depreciation and amortization	209,910	197,443

Net property, plant and equipment	252,433	251,175
Assets under capital leases, net of accumulated amortization of $7,610 in 2005 and $7,669 in 2004	1,796	2,085
Goodwill	34,775	34,775
Deferred tax assets	18,271	18,237
Equity investment in joint venture	6,465	6,258
Cash held in real estate trust	118	116
Other assets	60,047	56,833

Total assets	$595,596	$587,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$1,154	$1,353
Accounts payable	93,857	83,103
Accrued salaries and wages	12,874	20,166
Other accrued liabilities	34,212	47,863
Liabilities of discontinued operations	1,436	2,476

Total current liabilities	143,533	154,961
Long-term liabilities:
Obligations under capital leases	2,273	2,638
Bank debt	30,000	25,000
Notes payable	53,336	53,396
Notes payable to affiliate	33,134	33,133
Other long-term liabilities	31,190	30,324
Postretirement and postemployment benefits	37,281	35,566

Total long-term liabilities	187,214	180,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 31,171,056 shares issued and outstanding in 2005 and 30,752,118 in 2004)	312	308
Additional paid-in capital	223,127	219,768
Retained earnings	57,443	46,157
Accumulated other comprehensive loss	(12,305)	(12,361)
Notes receivable for common stock	(18)	(75)
Treasury stock, at cost, 261,725 shares in 2005 and 86,475 in 2004	(3,710)	(1,384)

Total stockholders’ equity	264,849	252,413

Total liabilities and stockholders’ equity	$595,596	$587,431

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
	(Unaudited)		(Unaudited)
Sales	$484,105	$457,794	$911,730	$881,267
Cost of sales, buying and occupancy	404,373	380,603	763,823	731,101

Gross margin	79,732	77,191	147,907	150,166
Operating and administrative expenses	64,324	60,352	124,541	118,462

Income from operations	15,408	16,839	23,366	31,704
Interest expense, net	2,171	3,722	4,380	7,411

Income from continuing operations before income taxes	13,237	13,117	18,986	24,293
Income tax provision	(5,211)	(5,247)	(7,449)	(9,721)
Equity earnings of joint venture	165	460	155	354

Income from continuing operations	8,191	8,330	11,692	14,926
Discontinued operations, net of tax	(100)	(221)	(406)	(620)

Net income	$8,091	$8,109	$11,286	$14,306

Earnings per common share*
Earnings per common share from continuing operations	$0.27	$0.28	$0.38	$0.50
Loss per common share from discontinued operations	—	(0.01)	(0.01)	(0.02)

Earnings per common share	$0.26	$0.27	$0.37	$0.48

Weighted average common shares	30,742,029	30,051,810	30,691,318	29,961,360

Earnings per common share, assuming dilution*
Earnings per common share, assuming dilution, from continuing operations	$0.26	$0.26	$0.36	$0.48
Loss per common share, assuming dilution, from discontinued operations	—	(0.01)	(0.01)	(0.02)

Earnings per common share, assuming dilution	$0.25	$0.26	$0.35	$0.46

Weighted average common shares and common share equivalents	31,830,075	31,557,253	32,051,658	31,408,287

*	Totals may not aggregate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004
	(Unaudited)
Cash Flows from Operating Activities:
Income from continuing operations	$11,692	$14,926
Adjustments to reconcile income from continuing operations to net cash provided by continuing activities:
Gain on disposal of property, plant and equipment	(35)	(600)
Depreciation	8,464	8,400
Amortization	6,309	5,987
Amortization of deferred financing costs	132	1,326
Deferred tax (benefit) provision	(33)	478
Equity earnings of joint venture	(155)	(354)
Decrease (increase) in:
Accounts receivable	4,079	2,126
Inventories	(1,592)	(6,944)
Prepaid expenses and other assets	2,063	5,556
Increase (decrease) in:
Accounts payable	10,754	(5,068)
Accrued salaries and wages	(7,292)	292
Other accrued liabilities	(1,813)	(10,660)

Net cash provided by continuing activities	32,573	15,465
Net cash used in discontinued activities	(1,447)	(2,444)

Net cash provided by operating activities	31,126	13,021

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(21,749)	(6,962)
Proceeds from disposal of property, plant and equipment	21	2,662
Investment in capitalized software	(5,025)	(4,451)
Change in cash held in real estate trust	(2)	14,241
Other	(97)	4,559

Net cash (used in) provided by continuing activities	(26,852)	10,049
Net proceeds from divestitures	—	325
Net cash provided by discontinued activities	—	79

Net cash (used in) provided by investing activities	(26,852)	10,453

Cash Flows from Financing Activities:
Payments on bank line of credit	(5,000)	(30,000)
Borrowings on bank line of credit	10,000	5,000
Payments on notes payable	(622)	(900)
Proceeds from issuance of common stock, net of costs	220	1,513

Net cash provided by (used in) financing activities	4,598	(24,387)

Increase (decrease) in cash and cash equivalents	8,872	(913)
Cash and cash equivalents at beginning of the period	28,672	36,592

Cash and cash equivalents at end of the period	$37,544	$35,679

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at June 19, 2005 was a 54.0 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 56.9 percent of our common stock as of June 19, 2005.

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

At the beginning of our fiscal year 2005, the balance of the treasury stock was $1.4 million, or 86,475 shares of our common stock, representing the shares we accepted from our Chairman upon his option exercise during 2004. During the 24 weeks ended June 19, 2005, our Chairman exercised options to purchase 247,750 shares of our common stock. The exercise price for the options was paid by our Chairman’s transfer to us of 153,750 shares of our common stock previously held by him. In connection with the stock option exercises, we also accepted from our Chairman 21,500 shares of our common stock resulting from the exercises, plus cash for a remainder amount, in payment of applicable payroll taxes due on the transaction. These shares were recorded using the cost method at a cost per-share-price of $13.65 for 45,250 shares and $13.14 for 130,000 shares, for a total of $2.3 million. At June 19, 2005, the balance of treasury stock was $3.7 million.

Stock options

In 1996, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” which encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that change from the intrinsic value method to the fair value method of accounting for stock-based compensation and requires additional disclosure of pro forma information when a company uses the intrinsic value method.

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

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	39%	39%	39%	39%
Risk-free interest rates	3.8%	4.7%	4.1%	2.8%
Weighted average expected lives
Executives	5.2 years	4.9 years	5.2 years	4.9 years
Non-executives	4.8 years	4.6 years	4.8 years	4.6 years
Weighted average fair value of options granted	$4.35	$7.89	$5.85	$4.96

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted, dollars in thousands except per share amounts:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Net income as reported	$8,091	$8,109	$11,286	$14,306
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	261	35	297	77
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	371	393	752	737

Pro forma net income	$7,981	$7,751	$10,831	$13,646

Earnings per common share:
Basic, as reported	$0.26	$0.27	$0.37	$0.48

Basic, pro forma	$0.26	$0.25	$0.34	$0.44

Diluted, as reported	$0.25	$0.26	$0.35	$0.46

Diluted, pro forma	$0.25	$0.24	$0.33	$0.42

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

Earnings per common share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution, is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to stock options for our common stock and restricted stock. The number of shares issued upon exercise during the 24 weeks ended June 19, 2005 was 333,910.

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles share amounts utilized to calculate earnings per common share and earnings per common share, assuming dilution:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Net income, in thousands	$8,091	$8,109	$11,286	$14,306

Earnings per common share	$0.26	$0.27	$0.37	$0.48
Effect of dilutive stock options	(0.01)	(0.01)	(0.02)	(0.02)

Earnings per common share, assuming dilution	$0.25	$0.26	$0.35	$0.46

Weighted average common shares	30,742,029	30,051,810	30,691,318	29,961,360
Effect of dilutive stock options	1,088,046	1,505,443	1,360,340	1,446,927

Weighted average common shares and common share equivalents	31,830,075	31,557,253	32,051,658	31,408,287

2. New Accounting Pronouncements

SFAS No. 123(R)

On December 16, 2004, the FASB issued SFAS No. 123 (R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

We plan to adopt SFAS No. 123(R) using the modified prospective method beginning in fiscal year 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Accounting Policies – Stock options” in this report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financial cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we can not estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were $0.7 million for the first half of 2005 and $0.3 million for the first half of 2004.

We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees and the choice of the option-pricing model in the future. We are also analyzing other potential impacts of adopting SFAS No. 123(R) and presently, do not expect any other potential impact will be significant.

In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS No. 123(R) and disclosures in MD&A subsequent to adoption of SFAS No. 123(R). SAB No. 107 does not change the accounting required by SFAS No. 123(R).

The FASB required SFAS No. 123(R) be adopted in the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the SEC issued a press release amending compliance dates for SFAS No. 123(R). Under the SEC’s new rule, SFAS No. 123(R) will become effective for us beginning in fiscal year 2006.

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

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our results of operations or financial condition.

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

Loss from discontinued operations for each period primarily represents the residual activities in the Northern California Foodservice Operations and other adjustments to reserves of exiting the foodservice operations.

The following table sets forth the activities and the remaining balances as of June 19, 2005, related to reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands.

	Balance at January 2, 2005	Adjustments	Payments	Balance at June 19, 2005
Lease termination costs	$2,791	$270	$(657)	$2,404
Employee severance and related obligations	672	—	(316)	356

	$3,463	$270	$(973)	$2,760

4. Debt

Amended Credit Facility

Effective November 18, 2004, we entered into a $150.0 million Amended and Restated Credit Facility (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility replaced a senior secured revolving credit facility. The Amended Credit Facility has a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At June 19, 2005, the six-month Eurodollar LIBOR rate was 2.12 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At June 19, 2005, $30.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At June 19, 2005, we had $114.4 million available under our Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of June 19, 2005, the Lease Agreement as amended, with a value of $86.6 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

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

As of June 19, 2005, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

Collateral

Borrowings under both the Amended Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and additionally a collateral position, subordinate to the Amended Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Credit Facility has as principal collateral, our receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and has a subordinate collateral position on the properties and related assets that are the principal collateral of the Lease Agreement.

Covenants

The Amended Credit Facility and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require us to maintain a public debt rating or a certain liquidity level.

We were in compliance with the covenants within both the Amended Credit Facility as amended and the Lease Agreement as amended as of June 19, 2005 and January 2, 2005. The Amended Credit Facility expires on November 18, 2009 and the Lease Agreement expires on November 30, 2006; accordingly, our obligations under these agreements were classified as long-term debt in our consolidated balance sheets at June 19, 2005 and January 2, 2005.

Interest

Interest paid on our long-term debt aggregated $4.1 million for the 24 weeks ended June 19, 2005 and $7.9 million for the 24 weeks ended June 13, 2004.

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

5. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined benefit plan

We have a funded noncontributory defined benefit retirement plan covering substantially all of our full time employees following a vesting period of five years of service. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Service cost	$825	$747	$1,596	$1,515
Interest cost	1,273	1,134	2,461	2,301
Expected return on plan assets	(1,345)	(1,074)	(2,557)	(2,179)
Amortization of prior service cost	90	90	173	183
Amortization of net actuarial loss	568	481	1,099	976

Net periodic benefit cost	$1,411	$1,378	$2,772	$2,796

As we previously disclosed in our 2004 Annual Report on Form 10-K, we are not required to make any contributions for the 2005 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2005. During the first half of 2005, we made a $2.0 million contribution to this plan.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP.

The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Service cost	$83	$89	$166	$178
Interest cost	175	145	350	290
Amortization of prior service cost	30	30	60	60
Amortization of net actuarial loss	54	24	108	48

Net periodic benefit cost	$342	$288	$684	$576

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

In December 2003, the Medical Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (“FSP”) 106-1, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. FSP 106-1 was effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act was a one-time election that must have been made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date were first included in reported financial information pursuant to the requirements of SFAS No. 106. In accordance with FSP 106-1, we elected to defer accounting for the Act. FSP 106-2 superseded FSP 106-1 when it became effective for our fourth quarter of 2004. We have not yet determined whether the current benefits provided to certain participants are actuarially equivalent to Medicare Part D. Accordingly, the measurement of the accumulated pension benefit obligation and net periodic postretirement benefit cost in our consolidated financial statements and accompanying notes do not reflect the effects of the Act.

The components included in the postretirement benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Service cost	$143	$131	$285	$262
Interest cost	232	230	464	460
Amortization of prior service cost	4	3	8	6
Amortization of net actuarial gain	—	(18)	—	(36)

Net periodic benefit cost	$379	$346	$757	$692

6. Comprehensive Income

Comprehensive income or loss was computed as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Net income	$8,091	$8,109	$11,286	$14,306
Other comprehensive (loss) income:
Net gain on derivative instruments, net of tax	—	235	—	184
Reclassification adjustments, net of tax, included in net income	—	261	—	533
Foreign currency translation adjustments	(19)	137	56	60

Total other comprehensive (loss) income	(19)	633	56	777

Total comprehensive income	$8,072	$8,742	$11,342	$15,083

We had an interest rate collar agreement at June 13, 2004 that was designed as a cash flow hedge and was considered fully effective. This agreement was marked to market every quarter, with the changes in fair value recorded as other comprehensive income (“OCI”) and the ineffective portion reclassified from OCI to current earnings and included under “Interest expense, net” on our consolidated statement of operations. This agreement expired in November 2004.

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

Tax payments made to governments and Casino USA for the periods indicated are as follows, in thousands:

	Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004
Tax sharing (benefits received from) payments to Casino USA	$(574)	$1,638
Taxes paid to states other than California	73	17
Taxes paid to federal government	4,950	5,000

Total taxes paid	$4,449	$6,655

8. Legal Actions

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages and statutory penalties thereon. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We continue to believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim. The class consists of approximately 13,200 current and former hourly store employees in California and the suit covers the period May 1997 through January 2004. Discovery is now underway in the case. In February 2005, the court ordered the parties to commence mediation. In March 2005, the court set a trial date of March 6, 2006. Mediations have been held on April 27, 2005, June 6, 2005 and July 14, 2005 with no resolution to the matter reached. The court has ordered the parties to engage in further settlement discussions.

We have not recorded any charges during the first and second quarters of 2005 associated with the Olivas action. This case and its claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular sub-class and claim and the ultimate determination of liability and the applicability of statutory penalties. For certain of the sub-classes we believe there is a reasonable possibility that resolution of the matter could result in a loss which could be materially in excess of presently established reserves or which individually or in the aggregate could result in a material loss for which there is no reserve. Litigation matters are subject to inherent uncertainties; and accordingly, with respect to the Olivas action we are not able to quantify the estimated amount or range of such additional loss or loss. However, such additional loss or loss, either individually or in the aggregate, could have a material adverse effect upon our results of operations and net cash flows in the period in which it is recorded or paid.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2004 Annual Report on Form 10-K. Our MD&A provides an overview of our results of operations for the 12 weeks and 24 weeks ended June 19, 2005 as compared to the equivalent periods of 2004. This is followed by a discussion and analysis of our cash flows, capital requirements and financing activities. Lastly, we discuss new accounting pronouncements and critical accounting policies incorporated in our reported financial statements.

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our fiscal year 2004 consists of 53 weeks, with thirteen weeks in the fourth quarter.

Summary

The major factors that impacted our results of operations and financial position for the 12-week quarters ended June 19, 2005 and June 13, 2004 are as follows:

•	Our second quarter 2005 sales increased 5.7 percent over the second quarter 2004, driven by an increase in our average transaction supported by promotional activities.

•	Gross margin for the second quarter 2005 was adversely impacted by the increased distribution costs due to the increased volume, labor costs, fuel costs and expenditures associated with improving our distribution network to efficiently support the increased volume.

•	We opened one new store during the second quarter 2005 and at June 19, 2005, operated 227 stores, as compared to 220 stores at June 13, 2004. Additionally, one store was relocated since the end of the second quarter 2004. While the sales increase attributable to the new and relocated stores helped improve our total sales performance in the second quarter 2005, the operating loss from these stores reduced our operating income generated from existing stores.

•	Interest expense, net decreased in the second quarter 2005 as compared to the second quarter 2004 as a result of lower average debt outstanding and lower effective interest rate.

•	Cash flows provided by operating activities increased over the equivalent period in 2004 and was reinvested in our expansion plan and technology improvement to support our future growth.

We reported income from continuing operations of $8.2 million, or $0.26 per diluted share, for the 12 weeks ended June 19, 2005, a slight decrease from the $8.3 million, or $0.26 per diluted share, reported for the 12 weeks ended June 13, 2004.

We reported net income of $8.1 million, or $0.25 per diluted share, for the 12 weeks ended June 19, 2005, compared to net income of $8.1 million, or $0.26 per diluted share, for the 12 weeks ended June 13, 2004. The year-to-year increase in sales and decrease in interest expense were offset by the lower gross margin rate, primarily attributable to the increased distribution costs, other volume-driven costs and spending in information technology and legal fees.

We reported income from continuing operations of $11.7 million, or $0.36 per diluted share, for the first half of 2005, a $3.2 million decrease from the $14.9 million, or $0.48 per diluted share, reported for the first half of 2004.

We reported net income of $11.3 million, or $0.35 per diluted share, for the first half of 2005, compared to net income of $14.3 million, or $0.46 per diluted share, for the first half of 2004. The year-to-year increase in sales and decrease in interest expense were offset by the lower gross margin rate, primarily attributable to the increased distribution costs and lower product margins, and increases in other volume-driven costs, spending in information technology and legal fees.

We believe that our future growth depends on our ability to expand by opening new and relocated stores, undergoing remodels in the current stores to better serve our customers, and increasing our market presence by expanding our store formats. With the increasing competition within the retail grocery market, there is no assurance that our sales growth will maintain at the current level and our profitability is dependent upon our leveraging sales growth while implementing effective cost controls.

Results of Operations

The following table shows, for the periods indicated, certain consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	83.5	83.1	83.8	83.0

Gross margin	16.5	16.9	16.2	17.0
Operating and administrative expenses	13.3	13.2	13.7	13.4

Income from operations	3.2	3.7	2.6	3.6
Interest expense, net	0.4	0.8	0.5	0.8

Income from continuing operations before income taxes	2.7	2.9	2.1	2.8
Income tax provision	(1.1)	(1.1)	(0.8)	(1.1)
Equity earnings of joint venture	—	0.1	—	—

Income from continuing operations	1.7	1.8	1.3	1.7
Discontinued operations, net of tax	—	—	—	(0.1)

Net income	1.7%	1.8%	1.2%	1.6%

Comparison of Twelve Weeks Ended June 19, 2005 with Twelve Weeks Ended June 13, 2004.

Sales

Sales from continuing operations in the second quarter 2005 were $484.1 million, an increase of 5.7 percent over the second quarter 2004 sales of $457.8 million. Our second quarter 2005 comparable store sales increased by 4.1 percent compared to the 2004 level. We define comparable stores as those that have been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area.

The year-to-year increase in comparable store sales was primarily attributable to an increase in our average transaction supported by promotional activities. In the second quarter 2005, the comparable average transaction increased by 4.0 percent to $43.74 from $42.06 for the second quarter 2004 while the comparable customer transaction counts increased by 0.1 percent.

The year-to-year increase in comparable stores sales of 4.1 percent is noteworthy considering that our sales in the second quarter 2004 were favorably impacted by the residual effect of a labor action directed against three southern California supermarket chains that ended in late February 2004. Furthermore, the retail grocery market in southern California has become increasingly competitive as the three major supermarket chains undergo market repositioning to rebuild their sales and market share after the labor action. Therefore, there is no assurance that our sales growth will maintain at the current level.

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

Gross margin from continuing operations increased $2.5 million, or 3.3 percent, to $79.7 million for the second quarter 2005 as compared to $77.2 million for the second quarter 2004. The increase in gross margin was the result of increased sales, partially offset by the increased distribution and occupancy costs and lower merchandise margins.

As a percentage of sales, gross margin decreased to 16.5 percent for the second quarter 2005 compared to 16.9 percent for the second quarter 2004. The 0.4 percentage point decrease was partially attributable to a 0.35 percent increase in distribution costs due to increased volume, labor costs, fuel costs and expenditures associated with improving our distribution network to efficiently support the increased volume. Additionally, an approximate 0.06 percent decrease in margin was due to a sales mix change resulting from stronger sales growth in Cash & Carry stores that target only business customers and generate lower gross margins.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level (primarily labor and related fringe benefit costs) advertising and marketing costs, overhead costs and corporate office costs.

Operating and administrative expenses from continuing operations increased $3.9 million, or 6.6 percent, to $64.3 million for the second quarter 2005 as compared to $60.4 million for the second quarter 2004.

As a percentage of sales, operating and administrative expenses increased to 13.3 percent for the second quarter 2005 from 13.2 percent for the second quarter 2004. The 0.1 percent increase primarily related to a 0.37 percent increase in corporate expenses including information technology spending and legal fees, partially offset by a 0.26 percent decrease in incentive compensation costs. The second quarter 2005 expenses for store operations as a percentage of sales decreased slightly from the second quarter 2004.

Interest expense, net

Interest expense, net decreased to $2.2 million for the second quarter 2005 as compared to $3.7 million for the second quarter 2004. The year-to-year decrease was primarily due to the lower average debt outstanding and lower effective rate resulting from the expiration of an interest collar agreement in the fourth quarter 2004. At the end of the second quarter 2005, the outstanding balance on the revolving credit facility was $30.0 million, compared with $35.0 million at the end of the second quarter 2004.

Income tax provision

Income tax expense was $5.2 million for both the second quarter 2005 and the second quarter 2004. The effective tax rate for the second quarter 2005 was 39.4 percent and the effective tax rate for the second quarter 2004 was 40.0 percent.

Equity earnings of joint venture

Our 100-percent owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexico holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operated 11 stores in Mexico as a Mexican domestic corporation as of June 19, 2005. Our interest in the joint venture is not consolidated and is reported on the equity basis of accounting. During the second quarter 2005, the equity earnings from the joint venture was $0.2 million, as compared to the equity earnings of $0.5 million in the second quarter 2004.

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

Loss from discontinued operations was $0.1 million, net of tax benefit of $0.1 million, for the second quarter 2005 and $0.2 million, net of tax benefit of $0.1 million, for the second quarter 2004. Loss from discontinued operations primarily represented the run-off activities in the foodservice operations.

Comparison of Twenty-Four Weeks Ended June 19, 2005 with Twenty-Four Weeks Ended June 13, 2004.

Sales

Sales from continuing operations in the first half of 2005 were $911.7 million, an increase of 3.5 percent over the first half of 2004 sales of $881.3 million. Our first half of 2005 comparable store sales increased by 2.0 percent compared to the 2004 level. The year-to-year increase in comparable store sales was primarily attributable to an increase in our comparable average transaction of 4.6 percent to $42.89 for the first half of 2005 as compared to $40.99 for the first half of 2004 while the year-to-year comparable transaction counts decreased by 2.5 percent.

The year-to-year increase in comparable store sales of 2.0 percent is noteworthy considering that our sales in the first and second quarters of 2004 were favorably impacted by the effect of a labor action and its residual effect, against three southern California supermarket chains that ended in late February 2004.

Gross margin

Gross margin from continuing operations decreased $2.3 million, or 1.5 percent, to $147.9 million for the first half of 2005 as compared to $150.2 million for the first half of 2004. The decrease in gross margin was primarily related to increased distribution costs and lower merchandise margins.

As a percentage of sales, gross margin decreased to 16.2 percent for the first half of 2005 compared to 17.0 percent for the first half of 2004. The 0.8 percentage point decrease was partially attributable to a 0.49 percent increase in distribution costs primarily due to increased volume, labor costs and fuel costs. Other decreases included a 0.18 percent decline in merchandise margins, particularly in beverage and fresh meat, and a 0.13 percent decrease in margin due to a sales mix change resulting from strong sales growth in Cash & Carry stores that target only business customers and generate lower gross margins.

Operating and administrative expenses

Operating and administrative expenses from continuing operations increased $6.0 million, or 5.1 percent, to $124.5 million for the first half of 2005 as compared to $118.5 million for the first half of 2004.

As a percentage of sales, operating and administrative expenses increased to 13.7 percent for the first half of 2005 from 13.4 percent for the first half of 2004. The 0.3 percent increase is primarily comprised of a 0.51 percent increase in corporate expenses, including information technology spending and legal fees, and expenses for store operations, partially offset by a 0.24 percent decrease in incentive compensation costs.

Interest expense, net

Interest expense, net decreased to $4.4 million for the first half of 2005 as compared to $7.4 million for the first half of 2004. The year-to-year decrease was primarily due to the lower average debt outstanding and lower effective rate resulting from the expiration of an interest collar agreement in the fourth quarter 2004.

Income tax provision

Income tax expense was $7.4 million for the first half of 2005 as compared to $9.7 million for the first half of 2004. The effective tax rate for the first half of 2005 was 39.2 percent and the effective tax rate for the first half of 2004 was 40.0 percent.

Equity earnings of joint venture

During the first half of 2005, the equity earnings from our Smart & Final Mexico joint venture was $0.2 million, as compared to the equity earnings of $0.4 million in the first half of 2004.

Discontinued Operations

Loss from discontinued operations was $0.4 million, net of tax benefit of $0.3 million, for the first half of 2005 and $0.6 million, net of tax benefit of $0.4 million, for the first half of 2004.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities from continuing operations was $32.6 million in the first half of 2005, an increase of $17.1 million compared to $15.5 million in the comparable 2004 period. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In the first half of 2004, we utilized cash to increase inventory levels to support the higher sales and to achieve higher levels of store inventory “in-stock” conditions. In the first half of 2004, we also utilized cash to fund the payment of a litigation settlement and the divestiture activities and lower our accounts payable balance from 2003 which was atypically higher due to our increased inventory purchases in the fourth quarter 2003 in response to the labor action in southern California. Accounts payable balance was higher at June 19, 2005, reflecting increased inventory purchases toward the end of the second quarter 2005 and the timing of related payments.

Net cash used in investing activities from continuing operations was $26.9 million in the first half of 2005 compared to net cash provided by investing activities from continuing operations of $10.0 million in the comparable 2004 period. In the first half of 2005, our capital expenditures increased by $15.4 million as compared to the first half of 2004, including property investment for future store sites, investment in store construction and equipment and investment in hardware and software to improve our information technology systems. In the first half of 2004, the redemption of a certificate of deposit and sale of certain municipal bonds and increased proceeds from disposal of closed or relocated store properties generated cash of approximately $7.2 million. For the first half of 2004, additional cash of $14.2 million was released from a real estate trust in payment for six of our owned store properties sold to the real estate synthetic lease facility discussed in “Bank credit facility, lease facility and other financial activities – Lease Agreement” below.

Net cash provided by financing activities was $4.6 million in the first half of 2005 compared to net cash used in financing activities of $24.4 million in the comparable 2004 period, primarily due to the borrowing and payment on our outstanding obligation under a revolving bank credit facility. A net borrowing of $5.0 million was made in the first half of 2005 to increase the total borrowing under this credit facility, from $25.0 million at the beginning of 2005 to $30.0 million at June 19, 2005. During the first half of 2004, there was a net payment of $25.0 million toward this credit facility and at June 13, 2004, the total borrowing under this credit facility was $35.0 million. Part of the repayment to the revolving bank credit facility during the first half of 2004 was funded by the proceeds from the sale of six of our owned store properties to the real estate synthetic lease facility discussed under “Bank credit facility, lease facility and other financing activities – Lease Agreement” below.

At June 19, 2005, we had cash and cash equivalents of $37.5 million, stockholders’ equity of $264.8 million and debt, excluding capital leases, of $116.6 million. At June 19, 2005, current assets were $221.7 million, $78.2 million more than our current liabilities of $143.5 million.

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware as well as general working capital requirements.

During the first half of 2005, we opened four new stores. New store growth and store remodeling are planned to continue in the remainder of 2005. We plan to open or relocate a total of 15 to 20 stores during 2005 and to continue at this pace of development for 2006. We estimate that the capital expenditure requirement for improvements and equipment for a new store is approximately $1.2 million to $2.2 million. We typically enter into lease arrangements for our store properties. From time to time we may purchase the properties for an additional capital investment that depends on the property location and market value. During the first quarter 2005, we made $5.3 million in property investments for our future store sites. Working capital investment related to a new store is approximately $0.2 million and primarily relates to inventory net of trade vendor accounts payable. We also plan to perform approximately ten major remodels to existing stores in 2005 which generally require capital expenditures in excess of $400,000 per major remodel. Total capital expenditures for 2005, including investment in capitalized software, are currently estimated at $50 million to $60 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory defined benefit retirement plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As we previously disclosed in our 2004 Annual Report on Form 10-K, we are not required to make any contributions for the 2005 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2005. During the first half of 2005, we made a $2.0 million contribution to this plan.

Bank credit facility, lease facility and other financing activities

Amended Credit Facility

Effective November 18, 2004, we entered into a $150.0 million Amended and Restated Credit Facility (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility replaced a senior secured revolving credit facility. The Amended Credit Facility has a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At June 19, 2005, the six-month Eurodollar LIBOR rate was 2.12 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At June 19, 2005, $30.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At June 19, 2005, we had $114.4 million available under our Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of June 19, 2005, the Lease Agreement as amended, with a value of $86.6 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

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

As of June 19, 2005, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the residual of $14.3 million proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property previously owned by the real estate trust that were subsequently utilized in 2004 for the purchase of six of our owned store properties by the real estate trust in the amount of $14.2 million.

Collateral

Borrowings under both the Amended Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and additionally a collateral position, subordinate to the Amended Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Credit Facility has as principal collateral, our receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and has a subordinate collateral position on the properties and related assets that are the principal collateral of the Lease Agreement.

Covenants

The Amended Credit Facility and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require us to maintain a public debt rating or a certain liquidity level.

We were in compliance with the covenants within both the Amended Credit Facility as amended and the Lease Agreement as amended as of June 19, 2005 and January 2, 2005. The Amended Credit Facility expires on November 18, 2009 and the Lease Agreement expires on November 30, 2006; accordingly, our obligations under these agreements were classified as long-term debt in our consolidated balance sheets at June 19, 2005 and January 2, 2005.

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

We plan to adopt SFAS No. 123(R) using the modified prospective method beginning in fiscal year 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Accounting Policies - Stock options” in this report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financial cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we can not estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were $0.7 million for the first half of 2005 and $0.3 million for the first half of 2004.

We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees and the choice of the option-pricing model in the future. We are also analyzing other potential impacts of adopting SFAS No. 123(R) and presently, do not expect any other potential impact will be significant.

In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS No. 123(R) and disclosures in MD&A subsequent to adoption of SFAS No. 123(R). SAB No. 107 does not change the accounting required by SFAS No. 123(R).

The FASB required SFAS No. 123(R) be adopted in the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the SEC issued a press release amending compliance dates for SFAS No. 123(R). Under the SEC’s new rule, SFAS No. 123(R) will become effective for us beginning in fiscal year 2006.

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

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our results of operations or financial condition.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2004 Annual Report on Form 10-K. As of June 19, 2005, we did not make any changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the foreign exchange rates between the U.S. Dollar and foreign currencies primarily the Mexican Peso. Our primary market risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of June 19, 2005, our exposure to foreign currency risk was limited.

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

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations under Smart & Final Mexico and the equity earnings of its Mexico joint venture. As of June 19, 2005, such exposure was the $6.8 million net investment in Smart & Final Mexico which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final Inc., was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action seeks to be classified as a “class action” and seeks unspecified monetary damages and statutory penalties thereon. On August 9, 2001, we filed a general denial to these claims and asserted numerous defenses. A hearing on plaintiff’s motion for class certification was heard and certification as to nine sub-classes was granted on January 22, 2004. We continue to believe the merits of this action do not warrant class action status and we believe we have certain defenses to the claim. The class consists of approximately 13,200 current and former hourly store employees in California and the suit covers the period May 1997 through January 2004. Discovery is now underway in the case. In February 2005, the court ordered the parties to commence mediation. In March 2005, the court set a trial date of March 6, 2006. Mediations have been held on April 27, 2005, June 6, 2005 and July 14, 2005 with no resolution to the matter reached. The court has ordered the parties to engage in further settlement discussions.

We have not recorded any charges during the first and second quarters of 2005 associated with the Olivas action. This case and its claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular sub-class and claim and the ultimate determination of liability and the applicability of statutory penalties. For certain of the sub-classes we believe there is a reasonable possibility that resolution of the matter could result in a loss which could be materially in excess of presently established reserves or which individually or in the aggregate could result in a material loss for which there is no reserve. Litigation matters are subject to inherent uncertainties; and accordingly, with respect to the Olivas action we are not able to quantify the estimated amount or range of such additional loss or loss. However, such additional loss or loss, either individually or in the aggregate, could have a material adverse effect upon our results of operations and net cash flows in the period in which it is recorded or paid.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As described below in Part II - Item 4, “Submission of Matters to a Vote of Security Holders”, our stockholders on May 19, 2005 approved our Long-Term Equity Compensation Plan for Non-Employee Directors (the “Non-Employee Director Plan”). We sought approval of such plan because our Amended and Restated Non-Employee Director Stock Plan expired February 22, 2005. Concurrently with such approval, and in accordance with our policy regarding compensation of non-employee directors for their service as members of our Board and its committees, five of our non-employee directors each received a grant of 1,839 shares of our restricted common stock.

We intend to register all shares available for award under our Non-Employee Director Plan, including registering for resale the shares which have been issued to our non-employee directors as described above, as soon as practicable.

The shares of restricted common stock granted to our non-employee directors in May were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each of the non-employee directors that received such a grant is an “accredited investor”, as that term is defined in Rule 501 promulgated under the Securities Act, and was provided with all material financial and other information concerning us at the time of such grant.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Smart & Final Inc. was held on May 19, 2005. At the meeting, stockholders

1.	elected eight directors, each for a term of one year to serve on our Board of Directors until the 2006 Annual Meeting of Stockholders and until their successors have been duly elected and qualified; and

2.	approved the Long-Term Equity Compensation Plan for Non-Employee Directors.

Six of the nominees listed below were serving on our Board before the 2005 Annual Meeting and two nominees, Pascal Announ and Thierry Bourgeron had never previously served on our Board.

The votes cast for or withheld for each nominee for office as a director were as follows:

	VOTES
	For	Withheld
Pascal Announ	24,479,580	4,359,418
Thierry Bourgeron	24,479,730	4,359,268
Timm F. Crull	26,801,515	2,037,483
David J. McLaughlin	26,803,126	2,035,872
Joël-André Ornstein	24,424,325	4,414,673
Ross E. Roeder	23,757,157	5,081,841
Etienne Snollaerts	23,742,970	5,096,028
Stephen E. Watson	27,106,386	1,732,612

The votes cast for or against, as well as the number of abstentions for the approval of the Long-Term Equity Compensation Plan for Non-Employee Directors was as follows:

	VOTES			Broker Non-Vote
	For	Against	Abstentions
Approval of Long-Term Equity Compensation Plan For Non-Employee Directors	19,348,828	4,771,690	456,186	4,262,294

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.57**	Smart & Final Inc. Long-Term Equity Compensation Plan For Non-Employee Directors, incorporated by reference to Appendix B from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2005.

10.58* **	Form of Award Agreement for Smart & Final Inc. Long-Term Equity Compensation Plan For Non-Employee Directors

10.59* **	Consulting Agreement dated May 19, 2005 between Smart & Final Inc. and Ross Roeder

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Management contracts and compensatory plans, contracts and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: July 20, 2005	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Senior Vice President and
Chief Financial Officer