Form 10-Q
period 2005-10-09
SMART & FINAL INC/DE
filed 2005-11-16
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 9, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒ .

As of November 14, 2005, the registrant had outstanding 31,081,754 shares of common stock.

SMART & FINAL INC.

Forward-Looking Statements

When used in this quarterly report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including known and unknown factors as included in the periodic filings by Smart & Final Inc. with the Securities and Exchange Commission and those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	increased competitive pressures;

•	deterioration in national or regional economic conditions;

•	inability to fund or execute our store expansion plan;

•	interruption of and/or inability to obtain adequate supplies of products;

•	resolution of litigation matters;

•	adverse state or federal legislation or regulation that increases the costs of compliance or adverse findings by a regulator with respect to existing operations; and

•	implementation of key information system initiatives and their affect on our operations.

Many of these factors are beyond our control. Current and future operating trends and results may be impacted by other important factors. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in “Item 1. Business - Risk Factors” of our 2004 Annual Report on Form 10-K. Except as specifically set forth herein, we undertake no obligation to update any such forward-looking or other statement.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	October 9, 2005	January 2, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,131	$28,672
Accounts receivable, less allowance for doubtful accounts of $239 in 2005 and $254 in 2004	16,285	16,717
Inventories	144,949	142,360
Prepaid expenses and other current assets	19,247	16,428
Deferred tax assets	11,646	11,646
Assets of discontinued operations	2,129	2,129

Total current assets	236,387	217,952
Property, plant and equipment:
Land	71,869	66,275
Buildings and improvements	62,583	62,583
Leasehold improvements	130,100	125,206
Fixtures and equipment	207,427	194,554

	471,979	448,618
Less – Accumulated depreciation and amortization	217,195	197,443

Net property, plant and equipment	254,784	251,175
Assets under capital leases, net of accumulated amortization of $7,802 in 2005 and $7,669 in 2004	1,604	2,085
Goodwill	34,775	34,775
Deferred tax assets	17,295	18,237
Equity investment in joint venture	7,098	6,258
Cash held in real estate trust	119	116
Other assets	65,883	56,833

Total assets	$617,945	$587,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$1,026	$1,353
Accounts payable	93,851	83,103
Accrued salaries and wages	16,962	20,166
Other accrued liabilities	55,066	47,863
Liabilities of discontinued operations	1,040	2,476

Total current liabilities	167,945	154,961
Long-term liabilities:
Obligations under capital leases	2,030	2,638
Bank debt	25,000	25,000
Notes payable	53,298	53,396
Notes payable to affiliate	33,125	33,133
Other long-term liabilities	32,571	30,324
Postretirement and postemployment benefits	36,886	35,566

Total long-term liabilities	182,910	180,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 31,724,845 shares issued and outstanding in 2005 and 30,752,118 in 2004)	317	308
Additional paid-in capital	228,195	219,768
Retained earnings	58,266	46,157
Accumulated other comprehensive loss	(12,168)	(12,361)
Notes receivable for common stock	(18)	(75)
Treasury stock, at cost, 555,803 shares in 2005 and 86,475 in 2004	(7,502)	(1,384)

Total stockholders’ equity	267,090	252,413

Total liabilities and stockholders’ equity	$617,945	$587,431

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2005	October 3, 2004	October 9, 2005	October 3, 2004
	(Unaudited)		(Unaudited)
Sales	$634,371	$603,161	$1,546,101	$1,484,428
Cost of sales, buying and occupancy	524,996	494,466	1,288,819	1,225,567

Gross margin	109,375	108,695	257,282	258,861
Operating and administrative expenses	86,903	85,470	211,444	203,932
Litigation charge	19,000	—	19,000	—

Income from operations	3,472	23,225	26,838	54,929
Interest expense, net	2,882	3,448	7,262	10,859

Income from continuing operations before income taxes	590	19,777	19,576	44,070
Income tax provision	(136)	(7,908)	(7,585)	(17,629)
Equity earnings of joint venture	497	131	652	485

Income from continuing operations	951	12,000	12,643	26,926
Discontinued operations, net of tax	(128)	(302)	(534)	(922)

Net income	$823	$11,698	$12,109	$26,004

Earnings (loss) per common share*
Earnings per common share from continuing operations	$0.03	$0.40	$0.41	$0.90
Loss per common share from discontinued operations	—	(0.01)	(0.02)	(0.03)

Earnings per common share	$0.03	$0.39	$0.39	$0.86

Weighted average common shares	30,883,785	30,248,982	30,768,305	30,076,409

Earnings (loss) per common share, assuming dilution*
Earnings per common share, assuming dilution, from continuing operations	$0.03	$0.37	$0.39	$0.85
Loss per common share, assuming dilution, from discontinued operations	—	(0.01)	(0.02)	(0.03)

Earnings per common share, assuming dilution	$0.03	$0.36	$0.38	$0.82

Weighted average common shares and common share equivalents	32,229,174	32,183,765	32,122,664	31,718,478

*	Totals may not aggregate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Forty Weeks Ended
	October 9, 2005	October 3, 2004
	(Unaudited)
Cash Flows from Operating Activities:
Income from continuing operations	$12,643	$26,926
Adjustments to reconcile income from continuing operations to net cash provided by continuing activities:
Non-cash litigation charge, net of tax	11,373	—
Gain on disposal of property, plant and equipment	(64)	(373)
Depreciation	14,066	13,854
Amortization	10,622	9,892
Amortization of deferred financing costs	220	1,326
Deferred tax provision	943	625
Equity earnings of joint venture	(652)	(485)
Decrease (increase) in:
Accounts receivable	527	2,672
Inventories	(2,589)	(12,759)
Prepaid expenses and other assets	2,471	7,673
Increase (decrease) in:
Accounts payable	10,749	3,502
Accrued salaries and wages	(2,921)	3,548
Other accrued liabilities	2,060	(11,108)

Net cash provided by continuing activities	59,448	45,293
Net cash used in discontinued activities	(1,970)	(3,439)

Net cash provided by operating activities	57,478	41,854

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(34,678)	(15,690)
Proceeds from disposal of property, plant and equipment	37	4,375
Investment in capitalized software	(9,088)	(8,935)
Change in cash held in real estate trust	(3)	14,241
Other	(420)	5,532

Net cash used in continuing activities	(44,152)	(477)
Net proceeds from divestitures	—	325
Net cash provided by discontinued activities	—	226

Net cash (used in) provided by investing activities	(44,152)	74

Cash Flows from Financing Activities:
Payments on bank line of credit	(20,000)	(35,000)
Borrowings on bank line of credit	20,000	5,000
Payments on notes payable	(1,040)	(1,455)
Payments in connection with debt amendments	(215)	—
Proceeds from issuance of common stock, net of costs	1,388	4,565

Net cash provided by (used in) financing activities	133	(26,890)

Increase in cash and cash equivalents	13,459	15,038
Cash and cash equivalents at beginning of the period	28,672	36,592

Cash and cash equivalents at end of the period	$42,131	$51,630

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at October 9, 2005 was a 53.5 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 56.4 percent of our common stock as of October 9, 2005.

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

Fiscal years

Our fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Our fiscal year 2004 consisted of 53 weeks, with thirteen weeks in the fourth quarter.

Treasury stock

On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock (the “Repurchase Program”). The repurchases will be made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on repurchases is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors. Through October 9, 2005, we repurchased 7,657 shares of our common stock for an aggregate cost of $0.1 million.

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

During the 40 weeks ended October 9, 2005, our Chairman exercised options to purchase an aggregate of 617,500 shares of our common stock. The exercise price for the options was paid by our Chairman’s transfer to us of 414,421 shares of our common stock previously held by him. In connection with the stock option exercises, we also accepted from our Chairman 47,250 shares of our common stock resulting from the exercises, plus cash for a remainder amount, in payment of applicable payroll taxes due on the transaction. These shares were recorded at an aggregate cost of $6.0 million.

We record the repurchase of our common stock as “Treasury Stock” using the cost method under “Stockholders’ equity” on our consolidated balance sheets. At the beginning of our fiscal year 2005, the balance of the treasury stock was $1.4 million, or 86,475 shares of our common stock, representing the shares we accepted from our Chairman upon his option exercises during 2004. At October 9, 2005, the balance of treasury stock was $7.5 million, or 555,803 shares of our common stock.

Stock options

In 1996, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that change from the intrinsic value method to the fair value method of accounting for stock-based compensation and requires additional disclosure of pro forma information when a company uses the intrinsic value method.

We account for stock-based compensation using the intrinsic value method as allowed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Disclosures of pro forma information regarding net income and earnings per share are required under SFAS No. 123, which uses the fair value method, as well as the additional disclosure requirements required under SFAS No. 148. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2005	October 3, 2004	October 9, 2005	October 3, 2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	41%	39%	41%	39%
Risk-free interest rates	4.2%	3.2%	4.1%	2.8%
Weighted average expected lives:
Executives	5.2 years	5.1 years	5.2 years	5.1 years
Non-executives	4.7 years	4.8 years	4.7 years	4.8 years
Weighted average fair value of options granted	$5.45	$6.37	$5.80	$4.98

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted, using consistent assumptions and the Black-Scholes option-pricing model for the valuation of stock options, dollars in thousands except per share amounts:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2005	October 3, 2004	October 9, 2005	October 3, 2004
Net income as reported	$823	$11,698	$12,109	$26,004
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	76	47	460	123
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	481	540	1,372	1,277

Pro forma net income	$418	$11,205	$11,197	$24,850

Earnings per common share:
Basic, as reported	$0.03	$0.39	$0.39	$0.86

Basic, pro forma	$0.01	$0.35	$0.36	$0.79

Diluted, as reported	$0.03	$0.36	$0.38	$0.82

Diluted, pro forma	$0.01	$0.33	$0.34	$0.75

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

Earnings per common share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution, is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to stock options for our common stock and restricted stock. The number of shares issued upon exercise of common stock options during the 40 weeks ended October 9, 2005 was 887,699.

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles share amounts utilized to calculate earnings per common share and earnings per common share, assuming dilution:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2005	October 3, 2004	October 9, 2005	October 3, 2004
Net income, in thousands	$823	$11,698	$12,109	$26,004

Earnings per common share	$0.03	$0.39	$0.39	$0.86
Effect of dilutive stock options	—	(0.03)	(0.01)	(0.04)

Earnings per common share, assuming dilution	$0.03	$0.36	$0.38	$0.82

Weighted average common shares	30,883,785	30,248,982	30,768,305	30,076,409
Effect of dilutive stock options	1,345,389	1,934,783	1,354,359	1,642,069

Weighted average common shares and common share equivalents	32,229,174	32,183,765	32,122,664	31,718,478

2.	New Accounting Pronouncements

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

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123(R) using the modified prospective method beginning in fiscal year 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Accounting Policies – Stock options” of this report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were $1.6 million for the first three quarters of 2005 and $1.9 million for the first three quarters of 2004.

We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees in future periods and the choice of the option-pricing model to be utilized. We are also analyzing other potential impacts of adopting SFAS No. 123(R) and presently do not expect any other potential impact will be significant.

In March 2005, the SEC issued Staff Accounting Bulletins (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS No. 123(R) and disclosures in MD&A subsequent to adoption of SFAS No. 123(R). SAB No. 107 does not change the accounting required by SFAS No. 123(R).

The FASB required SFAS No. 123(R) be adopted in the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the SEC issued a press release amending compliance dates for SFAS No. 123(R). Under the SEC’s new rule, SFAS No. 123(R) will become effective for us beginning in fiscal year 2006.

Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity is required to recognize a liability for the fair value of conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt Interpretation No. 47 as of January 1, 2006. We do not believe the adoption of Interpretation No. 47 will have a material impact on our results of operations or financial condition.

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

FSP FAS 13-1

On October 6, 2005, the FASB Staff Position (“FSP”) issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13-1 requires rental costs associated with ground or building leases that are incurred during a construction period to be recognized as rental expense and included in income from continuing operations. The lessee shall allocate rental costs over the lease term following the guidance in SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” starting with the beginning of the lease term. FSP FAS 13-1 will become effective for us beginning in fiscal year 2006. We do not believe the adoption of FSP FAS 13-1 will have a material impact on our results of operations or financial condition.

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

The following table sets forth the activities and the remaining balances as of October 9, 2005, related to reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands:

	Balance at January 2, 2005	Adjustments	Payments	Balance at October 9, 2005
Lease termination costs	$2,791	$(27)	$(770)	$1,994
Employee severance and related obligations	672	37	(511)	198

	$3,463	$10	$(1,281)	$2,192

4.	Litigation Charge

In the third quarter 2005, we recorded $19.0 million of pre-tax charges related to the settlement of a class action lawsuit involving wage and hour claims by our non-exempt employees in our California stores (see Note 9 “Legal Actions”). At October 9, 2005, the litigation reserve of $19.7 million related to this class settlement, which includes a previously recorded amount of $0.7 million, is reflected in “Other accrued liabilities” on our consolidated balance sheet.

5.	Debt

Amended Credit Facility

Effective November 18, 2004, we entered into a $150.0 million Amended and Restated Credit Facility (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility replaced a senior secured revolving credit facility. The Amended Credit Facility has a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At October 9, 2005, the six-month Eurodollar LIBOR rate was 2.26 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At October 9, 2005, $25.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At October 9, 2005, we had $119.4 million available under our Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of October 9, 2005, the Lease Agreement as amended, with a value of $86.6 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

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

As of October 9, 2005, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

Collateral

Borrowings under both the Amended Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and an additional collateral position, subordinate to the Amended Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Credit Facility has as principal collateral, our receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and has a subordinate collateral position on the properties and related assets that are the principal collateral of the Lease Agreement.

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

Effective September 30, 2005, the Amended Credit Facility and the Lease Agreement were amended to permit us to repurchase shares of our common stock in an amount not to exceed $10.0 million per fiscal year pursuant to the Repurchase Program, with a carryover provision of unspent authority from 2005 to 2006 (see Note 1 “Accounting Policies – Treasury Stock”). In addition, the amendments contain an amendment of certain financial covenants and a waiver of potential defaults in connection with the settlement of the Olivas vs. Smart & Final lawsuit (see Note 4 “Litigation Charge”).

We were in compliance with the covenants within both the Amended Credit Facility as amended and the Lease Agreement as amended as of October 9, 2005 and January 2, 2005. The Amended Credit Facility expires on November 18, 2009 and the Lease Agreement expires on November 30, 2006; accordingly, our obligations under these agreements were classified as long-term debt in our consolidated balance sheets at October 9, 2005 and January 2, 2005.

Interest

Interest paid on our long-term debt aggregated $7.5 million for the 40 weeks ended October 9, 2005 and $12.0 million for the 40 weeks ended October 3, 2004.

The fair value of our debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturity, approximates the carrying amount.

6.	Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined benefit plan

We have a funded noncontributory defined benefit retirement plan covering substantially all of our full-time employees following a vesting period of five years of service. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2005	October 3, 2004	October 9, 2005	October 3, 2004
Service cost	$1,362	$846	$2,958	$2,361
Interest cost	1,944	1,425	4,405	3,726
Expected return on plan assets	(1,724)	(1,337)	(4,281)	(3,516)
Amortization of prior service cost	117	105	290	288
Amortization of net actuarial loss	1,413	727	2,512	1,703

Net periodic benefit cost	$3,112	$1,766	$5,884	$4,562

As we previously disclosed in our 2004 Annual Report on Form 10-K, we are not required to make any contributions for the 2005 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2005. During the first three quarters of 2005, we made $6.0 million in contributions to this plan.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP.

The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2005	October 3, 2004	October 9, 2005	October 3, 2004
Service cost	$111	$118	$277	$296
Interest cost	233	193	583	483
Amortization of prior service cost	40	40	100	100
Amortization of net actuarial loss	72	32	180	80

Net periodic benefit cost	$456	$383	$1,140	$959

Postretirement and postemployment benefit obligations

We provide certain health care benefits for retired employees. Substantially all of our full-time employees may become eligible for those benefits if they reach retirement age while still working for us. This postretirement health care plan is contributory with participants’ contributions adjusted annually. The plan limits benefits to the lesser of actual cost for the medical coverage selected or a defined dollar benefit based on years of service. In addition, on a postemployment basis, we provide certain disability-related benefits to our employees.

In December 2003, the Medical Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FSP 106-1, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. FSP 106-1 was effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act was a one-time election that must have been made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date were first included in reported financial information pursuant to the requirements of SFAS No. 106. In accordance with FSP 106-1, we elected to defer accounting for the Act. FSP 106-2 superseded FSP 106-1 when it became effective for our fourth quarter of 2004. We have not yet determined whether the current benefits provided to certain participants are at least actuarially equivalent to Medicare Part D. Accordingly, the measurement of the accumulated pension benefit obligation and net periodic postretirement benefit cost in our consolidated financial statements and accompanying notes do not reflect the effects of the Act.

The components included in the postretirement benefit cost for the periods indicated are as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2005	October 3, 2004	October 9, 2005	October 3, 2004
Service cost	$224	$162	$509	$424
Interest cost	315	278	779	738
Amortization of prior service cost	4	6	12	12
Amortization of net actuarial gain	—	36	—	—

Net periodic benefit cost	$543	$482	$1,300	$1,174

7.	Comprehensive Income

Comprehensive income or loss was computed as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2005	October 3, 2004	October 9, 2005	October 3, 2004
Net income	$823	$11,698	$12,109	$26,004
Other comprehensive income (loss):
Net (loss) gain on derivative instruments, net of tax	—	(20)	—	164
Reclassification adjustments, net of tax, included in net income	—	239	—	772
Foreign currency translation adjustments	137	(230)	193	(170)

Total other comprehensive income (loss)	137	(11)	193	766

Total comprehensive income	$960	$11,687	$12,302	$26,770

We had an interest rate collar agreement at October 3, 2004 that was designed as a cash flow hedge and was considered fully effective. This agreement was marked to market every quarter, with the changes in fair value recorded as other comprehensive income (“OCI”) and the ineffective portion reclassified from OCI to current earnings and included under “Interest expense, net” on our consolidated statement of operations. This agreement expired in November 2004.

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

Tax payments made to governments and Casino USA for the periods indicated are as follows, in thousands:

	Forty Weeks Ended
	October 9, 2005	October 3, 2004
Tax sharing payments to Casino USA	$633	$2,596
Taxes paid to states other than California	206	17
Taxes paid to U. S. federal government	8,050	5,000

Total taxes paid	$8,889	$7,613

9.	Legal Actions

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On November 4, 2005, the court granted preliminary approval of the settlement and set a date for a fairness hearing and final court approval of the settlement on February 16, 2006. We recorded a pre-tax charge of $19.0 million in our 2005 third quarter to account for the class member wage and hour claims, attorney fees, and administrative expenses of the settlement. Based on the terms of the settlement, we currently anticipate the cash distributions under the settlement agreement will be made in the first fiscal quarter of 2006.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2004 Annual Report on Form 10-K. Our MD&A provides an overview of our results of operations for the 16-week third quarter and 40 weeks ended October 9, 2005 as compared to the equivalent periods of 2004. This is followed by a discussion and analysis of our cash flows, capital requirements and financing activities. Lastly, we discuss new accounting pronouncements and critical accounting policies incorporated in our reported financial statements.

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our fiscal year 2004 consists of 53 weeks, with thirteen weeks in the fourth quarter.

Summary

The major factors that impacted our results of operations and financial position for the 16-week third quarters ended October 9, 2005 and October 3, 2004 are as follows:

•	Our third quarter 2005 sales increased 5.2 percent over the third quarter 2004, driven by comparable stores sales increase of 3.3% supported by an increase in our average transaction and the opening of new stores and relocated stores since the end of the third quarter 2004, partially offset by some adverse impact on sales from the implementation of our new supply chain management system.

•	Gross margin for the third quarter 2005 as compared to the third quarter 2004 was adversely impacted by increased distribution costs due to increased volume, labor costs and fuel costs, as well as expenditures associated with the implementation of our new supply chain management system to improve our distribution network.

•	We opened three new stores during the third quarter 2005 and at October 9, 2005, operated 230 stores, as compared to 221 stores at October 3, 2004. Additionally, two stores were relocated since the end of the third quarter 2004. While the sales increase attributable to the new and relocated stores helped improve our total sales performance in the third quarter 2005, the operating loss from these stores reduced our operating income generated from existing stores.

•	During the third quarter 2005, we recorded a $19.0 million pre-tax charge related to the settlement of a class action lawsuit involving wage and hour claims by non-exempt employees in our California stores.

•	Cash flows provided by operating activities increased over the equivalent period in 2004 and was substantially reinvested in our store development program and information technology improvements to support our future growth.

We reported income from continuing operations of $1.0 million, or $0.03 per diluted share, for the third quarter 2005, an $11.0 million decrease from the $12.0 million, or $0.37 per diluted share, reported for the third quarter 2004. We reported net income of $0.8 million, or $0.03 per diluted share, for the third quarter 2005, compared to net income of $11.7 million, or $0.36 per diluted share, for the third quarter 2004. The year-to-year increase in sales, decrease in interest expense and increase in equity earnings were more than offset by a $19.0 million pre-tax litigation charge, a lower gross margin rate primarily attributable to increased distribution costs, increased volume-driven store operating costs and increased spending in information technology.

We reported income from continuing operations of $12.6 million, or $0.39 per diluted share, for the 40 weeks ended October 9, 2005, a $14.3 million decrease from the $26.9 million, or $0.85 per diluted share, reported for the 40 weeks ended October 3, 2004. We reported net income of $12.1 million, or $0.38 per diluted share, for the 40 weeks ended October 9, 2005, compared to net income of $26.0 million, or $0.82 per diluted share, for the 40 weeks ended October 3, 2004. The year-to-year increase in sales, decrease in interest expense and increase in equity earnings were more than offset by a $19.0 million pre-tax litigation charge, a lower gross margin rate primarily attributed to increased distribution costs, increased volume-driven store operating costs and increased spending in information technology.

We believe that our future growth depends on our ability to expand by opening new and relocated stores, undergoing remodels in the current stores to better serve our customers, and increasing our market presence by expanding our store formats. With the increasing competition within the retail grocery market, there is no assurance that our sales growth will maintain at the current level, and our profitability is dependent upon our leveraging sales growth while implementing effective cost controls.

Results of Operations

The following table shows, for the periods indicated, certain consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2005	October 3, 2004	October 9, 2005	October 3, 2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	82.8	82.0	83.4	82.6

Gross margin	17.2	18.0	16.6	17.4
Operating and administrative expenses	13.7	14.2	13.7	13.7
Litigation charge	3.0	—	1.2	—

Income from operations	0.5	3.9	1.7	3.7
Interest expense, net	0.5	0.6	0.5	0.7

Income from continuing operations before income taxes	0.1	3.3	1.3	3.0
Income tax provision	—	(1.3)	(0.5)	(1.2)
Equity earnings of joint venture	0.1	—	—	—

Income from continuing operations	0.1	2.0	0.8	1.8
Discontinued operations, net of tax	—	(0.1)	—	(0.1)

Net income	0.1%	1.9%	0.8%	1.8%

Comparison of Sixteen Weeks Ended October 9, 2005 with Sixteen Weeks Ended October 3, 2004

Sales

Sales from continuing operations in the third quarter 2005 were $634.4 million, an increase of 5.2 percent over the third quarter 2004 sales of $603.2 million. Our third quarter 2005 comparable store sales increased by 3.3 percent compared to the 2004 level. We define comparable stores as those that have been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area.

The year-to-year increase in comparable store sales was primarily attributable to an increase in our average transaction supported by promotional activities. In the third quarter 2005, the comparable average transaction increased by 2.7 percent to $43.85 from $42.68 for the third quarter 2004, while the comparable customer transaction counts increased by 0.6 percent.

The year-to-year increase in comparable stores sales of 3.3 percent is noteworthy considering that the retail grocery market in southern California has become increasingly competitive as the three major supermarket chains in the region undergo market repositioning to rebuild their sales and market share after the labor action that ended in late February 2004. Therefore, there is no assurance that our sales growth will maintain at the current level.

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

Gross margin from continuing operations increased $0.7 million, or 0.6 percent, to $109.4 million for the third quarter 2005 as compared to $108.7 million for the third quarter 2004. The increase in gross margin was the result of increased sales and improved merchandise margins substantially offset by increased distribution and occupancy costs.

As a percentage of sales, gross margin decreased to 17.2 percent for the third quarter 2005 compared to 18.0 percent for the third quarter 2004. The 0.8 percentage point decrease was primarily due to a 0.75 percent increase in distribution costs attributable to increased volume, labor costs, fuel costs, and additional outside storage and delivery costs, as well as expenditures associated with the implementation of our new supply chain management system. Additionally, an approximate 0.10 percent decrease was due to the unfavorable sales mix change as a result of stronger sales growth in Cash & Carry stores that target only business customers and generate lower gross margins and a further 0.06 percent decrease was due to increased occupancy costs. These decreases were partially offset by a 0.10 percent increase due to our improved merchandise margins, despite our increased promotional activities.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level (primarily labor and related fringe benefit costs), advertising and marketing costs, overhead costs, and corporate office costs.

Operating and administrative expenses from continuing operations increased $1.4 million, or 1.7 percent, to $86.9 million for the third quarter 2005 as compared to $85.5 million for the third quarter 2004.

As a percentage of sales, operating and administrative expenses decreased to 13.7 percent for the third quarter 2005 from 14.2 percent for the third quarter 2004. The 0.5 percent year-to-year decrease primarily related to a 0.47 percent decrease in incentive compensation costs. Additionally, a 0.10 percent favorable variance attributable to sales mix change as a result of higher sales growth in Cash & Carry stores that required less operating and administrative expenses was offset by a 0.16 percent increase in pension costs.

Litigation charge

In the third quarter 2005, we recorded a $19.0 million pre-tax charge related to the settlement of a class action lawsuit involving wage and hour claims by our non-exempt employees in our California stores (see Part II Other Information, Item 1 “Legal Proceedings”).

Interest expense, net

Interest expense, net decreased to $2.9 million for the third quarter 2005 as compared to $3.4 million for the third quarter 2004. The year-to-year decrease was primarily due to the lower average debt outstanding and lower effective interest rate due to the expiration of an interest collar agreement in the fourth quarter 2004. At the end of the third quarter 2005, the outstanding balance on the revolving credit facility was $25.0 million, compared with $30.0 million at the end of the third quarter 2004.

Income tax provision

Income tax expense was $0.1 million for the third quarter 2005 and $7.9 million for the third quarter 2004. Our effective tax rate was 23.1 percent for the third quarter 2005 and 40.0 percent for the third quarter 2004. The year-to-year decrease in the effective tax rate was primarily due to differences in estimated tax credits in 2005.

Equity earnings of joint venture

Our 100-percent owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexico holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operated 11 stores in Mexico as a Mexican domestic corporation as of October 9, 2005. Our interest in the joint venture is not consolidated and is reported on the equity basis of accounting. During the third quarter 2005, the equity earnings from the joint venture were $0.5 million, as compared to equity earnings of $0.1 million in the third quarter 2004.

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

Loss from discontinued operations was $0.1 million, net of tax benefit of $0.1 million, for the third quarter 2005 and $0.3 million, net of tax benefit of $0.2 million, for the third quarter

2004. Loss from discontinued operations primarily represented the run-off activities in the foodservice operations.

Comparison of Forty Weeks Ended October 9, 2005 with Forty Weeks Ended October 3, 2004

Sales

Sales from continuing operations in the first three quarters of 2005 were $1,546.1 million, an increase of 4.2 percent over the first three quarters of 2004 sales of $1,484.4 million. Our first three quarters of 2005 comparable store sales increased by 2.5 percent compared to the 2004 level. The year-to-year increase in comparable store sales was primarily attributable to an increase in our comparable average transaction of 3.9 percent to $43.27 for the first three quarters of 2005 as compared to $41.66 for the first three quarters of 2004, while the year-to-year comparable transaction counts decreased by 1.3 percent.

The year-to-year increase in comparable store sales of 2.5 percent is noteworthy considering that our sales in the first and second quarters of 2004 were favorably impacted by the effect of a labor action and its residual effect, against three southern California supermarket chains that ended in late February 2004.

Gross margin

Gross margin from continuing operations decreased $1.6 million, or 0.6 percent, to $257.3 million for the first three quarters of 2005 as compared to $258.9 million for the first three quarters of 2004. The decrease in gross margin was primarily related to increased distribution costs and occupancy costs and lower merchandise margins, offsetting the increase in gross margin from sales.

As a percentage of sales, gross margin decreased to 16.6 percent for the first three quarters of 2005 compared to 17.4 percent for the first three quarters of 2004. The 0.8 percentage point decrease was primarily attributable to a 0.59 percent increase in distribution costs attributable to increased volume, labor costs, fuel costs, and additional outside storage and delivery costs, as well as expenditures associated with the implementation of our new supply chain management system. Other decreases included a 0.12 percent unfavorable sales mix change resulting from strong sales growth in Cash & Carry stores that target only business customers and generate lower gross margin, a 0.06 percent decline in merchandise margins, and a 0.05 percent increase in occupancy costs.

Operating and administrative expenses

Operating and administrative expenses from continuing operations increased $7.5 million, or 3.7 percent, to $211.4 million for the first three quarters of 2005 as compared to $203.9 million for the first three quarters of 2004.

As a percentage of sales, operating and administrative expenses were 13.7 percent for the first three quarters of both 2005 and 2004. A 0.34 percent decrease in incentive compensation costs and a 0.12 percent favorable variance attributable to sales mix change as a result of higher sales growth in Cash & Carry stores were offset by a 0.41 percent increase in corporate expenses, including information technology spending and legal fees, and expenses for store operations.

Litigation charge

In the third quarter 2005, we recorded a $19.0 million pre-tax charge related to the settlement of a class action lawsuit involving wage and hour claims by our non-exempt employees in our California stores (see Part II Other Information, Item 1 “Legal Proceedings”).

Interest expense, net

Interest expense, net decreased to $7.3 million for the first three quarters of 2005 as compared to $10.9 million for the first three quarters of 2004. The year-to-year decrease was primarily attributable to the lower average debt outstanding and lower effective rate partially due to the expiration of an interest collar agreement in the fourth quarter 2004.

Income tax provision

Income tax expense was $7.6 million for the first three quarters of 2005 as compared to $17.6 million for the first three quarters of 2004. Our effective tax rate was 38.7 percent for the first three quarters of 2005 and 40.0 percent for the first three quarters of 2004. The year-to-year decrease in the effective tax rate was primarily due to differences in estimated tax credits in 2005.

Equity earnings of joint venture

During the first three quarters of 2005, the equity earnings from our Smart & Final Mexico joint venture were $0.7 million, as compared to equity earnings of $0.5 million in the first three quarters of 2004.

Discontinued operations

Loss from discontinued operations was $0.5 million, net of tax benefit of $0.4 million, for the first three quarters of 2005 and $0.9 million, net of tax benefit of $0.6 million, for the first three quarters of 2004.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities from continuing operations was $59.4 million in the first three quarters of 2005, an increase of $14.1 million compared to $45.3 million in the comparable 2004 period. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. For the three quarters ended October 9, 2005 our accounts payable balance increased $10.7 million from yearend reflecting increased inventory purchases toward the end of the third quarter 2005 and the timing of related payments. In the three quarters ended October 3, 2004, we utilized cash to increase inventory levels to support higher sales and to achieve higher levels of store inventory “in-stock” conditions and fund the payment of a litigation settlement and income taxes.

Net cash used in investing activities from continuing operations was $44.2 million in the first three quarters of 2005 compared to $0.5 million in the comparable 2004 period. In the first three quarters of 2005, our capital expenditures increased by $19.1 million as compared to the first three quarters of 2004, including property investment for future store sites, investment in store construction and equipment, and investment in hardware and software to improve our information technology systems. In the first three quarters of 2004, the redemption of a certificate of deposit, the sale of certain municipal bonds, and increased proceeds from disposal of closed or relocated store properties generated cash of approximately $9.9 million. For the first three quarters of 2004, additional cash of $14.2 million was released from a real estate trust in payment for six of our owned store properties sold to the real estate synthetic lease facility discussed in “Bank credit facility, lease facility and other financial activities – Lease Agreement” below.

Net cash provided by financing activities was $0.1 million in the first three quarters of 2005 compared to net cash used in financing activities of $26.9 million in the comparable 2004 period, primarily due to a net payment of $30.0 million on our outstanding obligation under a revolving bank credit facility during the first three quarters of 2004 and at October 3, 2004, the total borrowing under this credit facility was $30.0 million. Part of the repayment to the revolving bank credit facility during the first three quarters of 2004 was funded by the proceeds from the sale of six of our owned store properties to the real estate synthetic lease facility discussed under “Bank credit facility, lease facility and other financing activities – Lease Agreement” below.

At October 9, 2005, we had cash and cash equivalents of $42.1 million, stockholders’ equity of $267.1 million, and debt, excluding capital leases, of $111.6 million. At October 9, 2005, current assets were $236.4 million, $68.5 million more than our current liabilities of $167.9 million.

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing of the building, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, and our investment in capitalized software and hardware, as well as general working capital requirements.

During the first three quarters of 2005, we opened seven new stores and relocated one existing store. New store growth and store remodeling are planned to continue in the remainder of 2005. We plan to open or relocate a total of approximately 15 stores during 2005 and to continue at approximately this pace of development for 2006. We estimate that the capital expenditure requirement for improvements and equipment for each new store is approximately $1.2 million to $2.2 million. We typically enter into lease arrangements for our store properties. From time to time we may purchase the properties for an additional capital investment that depends on the property location and market value. During the first quarter 2005, we made $5.3 million in property investments for our future store sites. Working capital investment related to each new store is approximately $0.2 million and primarily relates to inventory net of trade vendor accounts payable. We also plan to perform approximately twelve major remodels to existing stores in 2005, which generally requires capital expenditures in excess of $400,000 per major remodel. Total capital expenditures for 2005, including our investment in capitalized software and hardware, are currently estimated at $50 million to $60 million. Total capital expenditures for 2006 are currently estimated at $50 million to $60 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

Other cash requirements

We have various retirement plans, which subject us to various funding obligations. Our noncontributory defined benefit retirement plan covers substantially all of our full-time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As we previously disclosed in our 2004 Annual Report on Form 10-K, we are not required to make any contributions for the 2005 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2005. During the first three quarters of 2005, we made $6.0 million in contributions to this plan.

On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock (the “Repurchase Program”). The repurchases will be made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on repurchases is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors. Through October 9, 2005, we repurchased 7,657 shares of our common stock for an aggregate cost of $0.1 million.

Bank credit facility, lease facility and other financing activities

Amended Credit Facility

Effective November 18, 2004, we entered into a $150.0 million Amended and Restated Credit Facility (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility replaced a senior secured revolving credit facility. The Amended Credit Facility has a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At October 9, 2005, the six-month Eurodollar LIBOR rate was 2.26 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At October 9, 2005, $25.0 million of revolving loan and

$5.6 million of letters of credit were outstanding. At October 9, 2005, we had $119.4 million available under our Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of October 9, 2005, the Lease Agreement as amended, with a value of $86.6 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

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

As of October 9, 2005, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

Collateral

Borrowings under both the Amended Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and an additional collateral position, subordinate to the Amended Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Credit Facility has as principal collateral, our receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and has a subordinate collateral position on the properties and related assets that are the principal collateral of the Lease Agreement.

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

Effective September 30, 2005, the Amended Credit Facility and the Lease Agreement were amended to permit us to repurchase shares of our common stock in an amount not to exceed $10.0 million per fiscal year pursuant to the Repurchase Program, with a carryover provision of unspent authority from 2005 to 2006 (see “Liquidity and Capital Resources – Other cash requirements”). In addition, the amendments contain an amendment of certain financial covenants and a waiver of potential defaults in connection with the settlement of the Olivas vs. Smart & Final lawsuit (see Part II Other Information, Item 1 “Legal Proceedings”).

We were in compliance with the covenants within both the Amended Credit Facility as amended and the Lease Agreement as amended as of October 9, 2005 and January 2, 2005. The Amended Credit Facility expires on November 18, 2009 and the Lease Agreement expires on November 30, 2006; accordingly, our obligations under these agreements were classified as long-term debt in our consolidated balance sheets at October 9, 2005 and January 2, 2005.

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

New Accounting Pronouncements

SFAS No. 123(R)

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principle Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123(R) using the modified prospective method beginning in fiscal year 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Accounting Policies – Stock options” of this report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were $1.6 million for the first three quarters of 2005 and $1.9 million for the first three quarters of 2004.

We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees and the choice of the option-pricing model in the future. We are also analyzing other potential impacts of adopting SFAS No. 123(R) and presently do not expect any other potential impact will be significant.

In March 2005, the SEC issued Staff Accounting Bulletins (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS No. 123(R) and disclosures in MD&A subsequent to adoption of SFAS No. 123(R). SAB No. 107 does not change the accounting required by SFAS No. 123(R).

The FASB required SFAS No. 123(R) be adopted in the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the SEC issued a press release amending compliance dates for SFAS No. 123(R). Under the SEC’s new rule, SFAS No. 123(R) will become effective for us beginning in fiscal year 2006.

Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity is required to recognize a liability for the fair value of conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt Interpretation No. 47 as of January 1, 2006. We do not believe the adoption of Interpretation No. 47 will have a material impact on our results of operations or financial condition.

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

FSP FAS 13-1

On October 6, 2005, the FASB Staff Position (“FSP”) issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13-1 requires rental costs associated with ground or building leases that are incurred during a construction period to be recognized as rental expense and included in income from continuing operations. The lessee shall allocate rental costs over the lease term following the guidance in SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” starting with the beginning of the lease term. FSP FAS 13-1 will become effective for us beginning in fiscal year 2006. We do not believe the adoption of FSP FAS 13-1 will have a material impact on our results of operations or financial condition.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2004 Annual Report on Form 10-K. As of October 9, 2005, we did not make any changes in our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the foreign exchange rates between the U.S. Dollar and foreign currencies, primarily the Mexican Peso. Our primary market risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of October 9, 2005, our exposure to foreign currency risk was limited.

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

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations under Smart & Final Mexico and the equity earnings of its Mexico joint venture. As of October 9, 2005, such exposure was the $7.5 million net investment in Smart & Final Mexico, which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. Dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

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

During the third quarter, we implemented a new supply chain software system that serves as the system of record for our buying and distribution operations. The implementation of the supply chain software system materially impacted our internal control over financial reporting as this system interfaces with other systems and the general ledger utilized for our financial reporting. Other than the aforementioned change, there were no other changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At the end of fiscal year 2005, Section 404 of the Sarbanes-Oxley Act requires us to provide in our annual report an assessment of the effectiveness of our internal control over financial reporting and our registered public accounting firm to attest to management’s assessment. We are in the process of performing the process and control documentation, evaluation and testing required for us to make this assessment and for the independent auditors to provide their attestation report.

Additional information regarding a report of management’s assessment of the effectiveness of our internal control as of January 2, 2005 and our independent registered public accounting firm’s report dated March 2, 2005 on management’s assessment as of January 2, 2005 were included in “Item 8 Financial Statements and Supplementary Data” of our 2004 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On November 4, 2005, the court granted preliminary approval of the settlement and set a date for a fairness hearing and final court approval of the settlement on February 16, 2006. We recorded a pre-tax charge of $19.0 million in our 2005 third quarter to account for the class member wage and hour claims, attorney fees, and administrative expenses of the settlement. Based on the terms of the settlement, we currently anticipate the cash distributions under the settlement agreement will be made in the first fiscal quarter of 2006.

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

On May 19, 2005, our shareholders approved our Long-Term Equity Compensation Plan for Non-Employee Directors (the “Non-Employee Director Plan”). We sought approval of such plan because our Amended and Restated Non-Employee Director Stock Plan expired February 22, 2005. Concurrently with such approval, and in accordance with our policy regarding compensation of non-employee directors for their service as members of our Board and its committees, five of our current and former non-employee directors each received a grant of 1,839 shares of our restricted common stock.

We intend to register all shares available for award under our Non-Employee Director Plan, including registering for resale the shares that have been issued to these current and former non-employee directors as described above, as soon as practicable.

The shares of restricted common stock granted to these current and former non-employee directors in May 2005 were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each non-employee director that received such a grant is an “accredited investor”, as that term is defined in Rule 501 promulgated under the Securities Act, and was provided with all material financial and other information concerning us at the time of such grant.

On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock pursuant to the Repurchase Program. The repurchases will be made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on repurchases is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors.

On October 3, 2005, our Chairman exercised options to purchase 369,750 shares of our common stock. The exercise price for the options was paid by our Chairman’s transfer to us of 260,671 shares of our common stock previously held by him. In connection with the stock option exercises, we also accepted from our Chairman 25,750 shares of our common stock resulting from the exercises, plus cash for a remainder amount, in payment of applicable payroll taxes due on the transaction.

The following table summarizes the stock repurchases we made of our shares of common stock during the 16 weeks ended October 9, 2005:

Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program²	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program²
September 12 through October 9, 2005	294,078	$12.90	7,657	$19,902,000

¹	The total number of shares purchased include the 260,671 shares and 25,750 shares tendered to us in connection with the stock option exercises of our Chairman and the 7,657 shares purchased by us in the open market.

²	The 7,657 shares of common stock acquired pursuant to the Repurchase Program were acquired at an aggregate cost of $98,000 (or $12.75 per share in average), leaving $19,902,000 of remaining authorized value for further share repurchases.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.60	Amendment No. 9 to Lease Agreement dated as of November 30, 2001 between the Company and Wells Fargo Bank Northwest, N.A., incorporated by reference from our Current Report on Form 8-K, dated September 30, 2005 and filed with the SEC on October 5, 2005.

10.61	First Amendment to Amended and Restated Credit Agreement dated as of November 18, 2004 by and among BNP Paribas and the Company, incorporated by reference from our Current Report on Form 8-K, dated September 30, 2005 and filed with the SEC on October 5, 2005.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: November 16, 2005	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Senior Vice President and Chief Financial Officer