Form 10-K
period 2006-01-01
SMART & FINAL INC/DE
filed 2006-03-10
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 19, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $157,966,000 (“non-affiliates” excludes for this purpose executive officers, directors and the registrant’s majority shareholder).

As of March 7, 2006, the registrant had outstanding 31,961,123 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Smart & Final Inc.’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2006 are incorporated by reference into Part III of this Form 10-K.

SMART & FINAL INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 1, 2006

Forward-Looking Statements

When used in this Annual Report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including known and unknown factors as included in the periodic filings by Smart & Final Inc. with the Securities and Exchange Commission and those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	increased competitive pressures;

•	deterioration in national or regional economic conditions;

•	inability to fund or execute our store expansion plan;

•	interruption of the supply chain and/or inability to obtain adequate supplies of products;

•	resolution of litigation matters;

•	adverse state or federal legislation or regulation that increases the costs of compliance or

•	adverse findings by a regulator with respect to existing operations; and

•	implementation of key information system initiatives and their effect on our operations.

Many of these factors are beyond our control. Current and future operating trends and results may be impacted by other important factors. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in “Item 1A. Risk Factors.” Except as specifically set forth herein, we undertake no obligation to update any such forward-looking or other statement.

PART I

Item 1. Business

General

Smart & Final Inc. is a Delaware corporation incorporated in 1991 and headquartered in Commerce, California that conducts its business through various subsidiaries. References in this Annual Report to “we”, “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Our predecessors began operations in 1871 in Southern California and pioneered the “cash-and-carry” concept in the wholesale grocery business. We sell food, foodservice products and professional-quality culinary equipment through non-membership warehouse stores and wholesale stores. Our total sales from continuing operations were $2.00 billion for fiscal year 2005, $1.96 billion for fiscal year 2004 and $1.73 billion for fiscal year 2003. Our 2005 and 2003 fiscal years consisted of 52 weeks while our 2004 fiscal year consisted of 53 weeks. At the end of fiscal year 2005, we had approximately 5,870 employees.

The following table shows the approximate percentage of our sales from continuing operations, accounted for by each major category of items sold during fiscal years 2005, 2004 and 2003:

	2005	2004	2003
Dairy, produce, meat and bakery	22%	21%	21%
Grocery (including institutionally packaged and dry food items)	21	21	21
Beverage	15	15	15
Paper and packaging	13	13	13
Frozen food	11	12	11
Equipment and janitorial supplies	9	9	10
Sundries and other	9	9	9

Total	100%	100%	100%

Stores

In total, we operated 249 non-membership warehouse grocery stores at 2005 fiscal yearend, either directly or through a joint venture. We operated 183 stores under the banner “Smart & Final”, in California, Arizona and Nevada. These stores are operated through our principal subsidiary, Smart & Final Stores Corporation, a California corporation and other related entities (collectively “SFSC”). At 2005 fiscal yearend we operated an additional 53 stores in Washington, Oregon, Idaho and California principally under the banners “Smart Foodservice Cash & Carry” and “United Grocers Cash & Carry” (collectively the “Cash & Carry” stores). These Cash & Carry stores are also operated through SFSC.

An additional 13 “Smart & Final” format stores, similar in concept to the U.S. stores, are operated in northwestern Mexico through a joint venture. Our 100 percent-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexican holding company that owns 50 percent of a joint venture with the owners of the Calimax store chain. The joint venture operates the Mexico stores as a Mexican domestic corporation under the name

Smart & Final del Noroeste, S.A. de C.V. (“SFDN”). The average selling square feet of these stores as of the end of 2005 was 17,847. The Mexico joint venture operations are not consolidated and are reported on the equity basis of accounting.

Our stores offer a consistent selection of assorted food, and related supplies, equipment and other items, primarily in institutional sizes and quantities, targeted at small foodservice businesses and other business customer groups. Our Smart & Final stores also attract value-oriented retail customers who prefer to purchase items in larger sizes or quantities. We strategically position our stores in a substantial niche market between membership warehouse clubs and traditional foodservice operators. With an average size of approximately 17,890 square feet, our stores’ smaller footprint enables us to locate a greater number of stores in urban neighborhoods than warehouse club operators, which we believe in turn provides a faster, more convenient shopping experience for our customer.

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

The following is a summary of stores included in our continuing operations, by state as of the end of the fiscal years indicated:

	2005	2004	2003	2002	2001
California	178	168	167	167	165
Washington	22	19	18	18	18
Oregon	17	17	17	16	16
Arizona	11	11	9	8	6
Nevada	7	7	7	7	6
Idaho	1	1	1	1	1

U.S. stores	236	223	219	217	212
Mexico stores*	13	11	10	9	8

Total	249	234	229	226	220

*	The Mexico stores operated under a joint venture and are not consolidated; the operations are reported on the equity basis of accounting.

We continually evaluate the strategic potential and performance of each store and overall market outlook, including consideration of planned new stores within the same market areas to determine if any store should be closed or relocated. During fiscal year 2005 in the western United States, we opened 13 new stores and relocated two stores within their same market area. Additionally, we had nine major remodels at existing stores. We plan to continue expansion through relocations and remodels of existing stores and new store openings in our existing geographic areas.

Merchandising

Customers and market

Smart & Final stores serve two primary customer bases: businesses and household consumers. Many restaurants, caterers, businesses, clubs and organizations shop at Smart & Final stores for their food and culinary needs. Household consumers shop at Smart & Final stores for the same features that foodservice professionals enjoy: everyday low warehouse prices, smaller warehouse format to facilitate quick and easy shopping, and restaurant-quality products. Our Cash & Carry stores are primarily targeted to serve business customers, including restaurants, institutional kitchens, caterers and small businesses. The Cash & Carry stores feature low prices, convenient locations and broad product assortment for both primary and fill-in needs. In some locations, Cash & Carry stores also serve household consumers.

Product assortment and quality

Each of our stores typically carries a selection of approximately 6,000 to 8,000 assorted food and related items in bulk sizes and quantities. The stores offer customers a focused product selection, principally in a hybrid, retail/wholesale format for our Smart & Final stores and a wholesale format for our Cash & Carry stores. Our product selection includes grocery, frozen and refrigerated foods, delicatessen products, fresh produce and meat, paper products, janitorial supplies, restaurant equipment, candy, snacks, beverages and party supplies. We evaluate our products regularly based on formalized profitability reviews and identify items that should be added or removed. We believe the size, consistency and depth of our product assortment satisfies the needs of our targeted customers.

Product quality is important for our stores’ product assortment. Our quality assurance department strives to ensure that our high standards are maintained for all signature brands and national brand products.

Private label brand positioning

Our stores sell our signature private label brands within many merchandise categories, providing a competitive alternative to national brands. We position our signature brands to create brand loyalty and establish an ongoing customer relationship. Furthermore, we believe our customers, both businesses and households, purchase based on a quality/value/price perception. Our signature brands target leading competitive brands with attention to quality and value. In addition, the margin contribution from signature brands is generally higher than the comparable national brand product.

We continued to expand and enhance our signature brand positioning during 2005. A wide variety of new items and sizes were introduced within a number of our existing signature brands in order to capture additional sales within our growing customer base. We also continued to enhance the image of a number of our brands raising the level of sophistication of our brands.

At the core of our signature brands program are Chef’s Review® and ProPride®. Chef’s Review is our three-tiered brand comprised of both food and food preparation items, such as equipment and supplies and packaging. Chef’s Review 5 Star products provide premium quality. Chef’s Review 4 Star products are equivalent to leading national brands. Chef’s Review 3 Star products are value-priced standard grade products. ProPride is our professional quality janitorial and cleaning supplies brand with ProValue® as the standard grade tier for these products.

In addition to ProPride and Chef’s Review, we also actively market other signature brands. The Montecito® line of Hispanic products and the La Romanella® line of Italian products represent signature brands designed to reach niche ethnic markets while enhancing our core product lines. Other key signature brands include First Street Deli™, a full line of delicatessen products, First Street Butcher Shop™ meats and First Street Dairy™, which includes milk and other dairy products. Snack’rs® is our full line of salty snacks while Tradewinds™ is our brand of spices and specialty seasonings. Bay Harbor® features a wide variety of frozen fish and seafood products while Ambiance® offers a complete coffee and hot beverage program. Davis Lay® features produce and Signature Bakeries is a full line of baked goods. Sequana® is our brand for spring and drinking water. We utilize other private label brands and plan to develop additional signature brand enhancements in 2006.

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

Customer satisfaction

Our stores focus on customer service and convenience to encourage more frequent store visits and greater average purchase size. For example, stores offer convenient locations, operating hours and front door parking lots, along with logical layouts and easy to read signage. Our stores also strive to maintain a high in-stock service rate; high product quality; high level of cleanliness; friendly, responsible and knowledgeable personnel; and point-of-sale support. In addition, we take customers’ special orders for a wide variety of products not regularly carried in our product assortment.

We utilize customer service representatives, provide informative customer materials, and emphasize employee training that builds customer loyalty. We have an employee training program designed to increase store employees’ retailing expertise and product knowledge. Our in-house training center provides employees with the opportunity to build their knowledge and acquire additional skills.

Marketing

Our marketing efforts for Smart & Final stores are focused on building brand awareness and on strengthening customer relationships to encourage trial, build repeat visits and increase average purchase dollars per ticket. We build brand awareness with broad-reach advertising, public relations efforts and promotional programs. We enhance our customer relationships with loyalty card programs, targeted marketing and local store events. The message of our strong advertising and direct mail program focuses on our key strengths: value, convenience and restaurant-quality products. These attributes make our Smart & Final stores the “smaller, faster warehouse stores” where customers save time and money. Our Cash & Carry stores primarily utilize direct mail advertising to reach our business customers and targeted new customers. We encourage our suppliers to participate in our marketing programs, thereby reducing our net marketing costs.

Store design and size

Our stores are designed as convenient warehouse stores dedicated to easing the shopping experience. For the last three years, new and relocated stores have ranged from 15,000 to 26,000 square feet. Our stores are organized into dry grocery, beverages, frozen foods, dairy/deli, fresh produce and meat, janitorial, equipment and supplies, candy, snacks, party supplies and other departments.

In addition, we conduct prototype design tests of both stores types and merchandising emphasis, to gauge the appeal of alternate store designs to both business and household customers. Within the existing formats, we modify standard store designs to enhance traffic flow, space utilization, departmentalization, location of related merchandise, and overall visual appeal.

Operations

Procurement

We believe our purchasing policies and procedures result in costs that are comparable to other companies purchasing similar quantities and types of merchandise. Service level goals and investment buying strategies are integrated to the purchasing program.

Our Smart & Final stores continually utilize the efficiencies provided by cooperative buying organizations to facilitate low cost purchasing. These buying alliances supplement the normal buying activities of our distribution center. We strive to maintain close working relationships with our major suppliers to reduce product and distribution costs. During 2005, we purchased from approximately 1,800 different suppliers. Where appropriate, we negotiate national procurement agreements with suppliers, which in 2005 resulted in reduced costs and increased merchandise margins.

Our Cash & Carry stores buy the majority of their products through a service agreement with Unified Western Grocers, Inc. (“UWG”), a grocery cooperative with a distribution center located in Portland, Oregon. During 2003, we entered into a service agreement with UWG which was amended in March 2005. The amendment extended the expiration date of the service agreement to November 2008. During 2005, our Cash & Carry stores purchased approximately 75 percent of their product requirements from UWG.

We have not had any significant difficulties in the past, and do not expect any difficulties in the future, in obtaining products from suppliers or distributors.

Distribution

We support 183 Smart & Final stores in California, Arizona and Nevada and 13 Smart & Final Mexico stores from a network comprised of both wholly owned and operated distribution facilities, leased dedicated third-party operations and shared third-party operations. We operate a 445,000 square foot dry goods distribution center located in Commerce, California. The third-party operations ship high velocity dry goods, frozen goods and chilled goods to all Smart & Final stores. Selected direct delivery agreements and produce agreements complete our distribution requirements.

Goods are delivered on a fleet of tractors and trailers that are owned or leased, supplemented by third-party arrangements for delivery of frozen and chilled goods as well as for dry delivery to outlying areas.

The 53 Cash & Carry stores are primarily served through a service agreement with UWG. These stores also receive direct shipments from certain suppliers that include mostly restaurant equipment and paper/packaging supplies.

We utilize computerized warehouse management systems, radio frequency technology, voice-picking technology, integrated labor management systems and various transportation management systems throughout our distribution network.

Competition

We participate in the dynamic and highly competitive domestic food distribution industry. Our competitors include:

•	membership and non-membership warehouse stores;

•	wholesale distributors; and

•	supermarkets, supercenters and other retailers.

Many of our competitors have greater geographical diversity and financial, distribution, marketing and other resources than us.

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

The traditional wholesale foodservice distribution market, in which our Smart & Final and Cash & Carry stores operate and sell to commercial customers, is very competitive and highly fragmented. Competition in this sector comes from national wholesale distributors such as Sysco Corporation, Performance Food Group, the U.S. Foodservice division of Ahold USA and many smaller, regional distributors and independent wholesalers and from Restaurant Depot, a store-based wholesaler.

Competition from supermarket chains continues to increase as such chains widen their assortment of goods, lower prices and increase promotions to more effectively compete with warehouse stores and supercenters.

Management Information Systems

We have made substantial investments in new information systems during the past several years, and expect to continue to invest in business technology as a means to enhance our competitive position.

Our investment focus is on operational systems, specifically supply chain and pricing systems, in addition to reporting systems across all lines of the business. During the 2005 third quarter, we implemented a new supply chain software system that serves as the framework for building a more flexible, higher capacity distribution system to support future sales growth. We expect these new systems will help increase profitability, better position our pricing strategy and focus on the most important needs of customers while enabling us to be more efficient and responsive to current business trends.

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

Approximately 135 hourly employees working at 18 Cash & Carry stores are covered by labor contracts with the International Brotherhood of Teamsters.

At the end of fiscal year 2005, we employed approximately 5,870 employees, including 5,350 at Smart & Final stores and 520 at Cash & Carry stores. About two-thirds of our employees are part-time employees. We consider our relations with our employees to be good.

Government Regulation

We are subject to regulations enacted by federal, state and local regulatory agencies, including the U.S. Food and Drug Administration and U.S. Department of Agriculture. These regulations include, but are not limited to, trade practices, pricing practices, labor, health, safety, transportation, environmental protection and regulations related to the sale and distribution of alcoholic beverages, tobacco products, milk, agricultural products, meat products and other food products. Compliance with these regulations has not had a material effect on our financial position or results of operations.

Discontinued Operations

During the third quarter of 2003 we completed the sale and divestiture of our broadline foodservice operations in Florida and northern California and our Florida stores businesses.

Available Information

Website

Our website on the World Wide Web, http://www.smartandfinal.com, provides company information, code of ethics, menus, recipes and general tips on cooking and entertaining. Customers can locate their nearest store; view our signature brand products and current product specials; download an application for our free SmartAdvantageSM loyalty card, sample menus and recipes for entertaining; and review our history, financial/governance information and job opportunities.

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

Item 1A. Risk Factors

Competition

We operate in the highly competitive warehouse grocery stores industry. If we fail to successfully respond to competitive pressures in this industry, or to effectively implement our strategies to respond to these pressures, our operating results may be negatively affected. Many of our competitors have greater financial, distribution, marketing and other resources than us. Heightened competition among our suppliers, increased shopping alternatives and trends toward vertical integration could create additional competitive pressures. These factors could result in price reductions, reduced sales and margins, loss of market share or greater operating costs, any of which could materially and negatively impact our results of operations.

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

Debt and capital resources

Our bank credit facility and lease facility contain financial covenants and other restrictions that may limit our operating flexibility. Our bank credit facility expires on November 18, 2009 and our lease facility expires on November 30, 2006. If we are unable to comply with these covenants and restrictions, we may be required to seek alternative means of financing such obligations. Additionally, our lease facility expires on November 30, 2006 which will require us to finance the settlement of this obligation. If we are unable to generate sufficient cash flows to service our debt and lease obligations, or if future borrowings or equity financing are not available to us for the payment or refinancing of our debt, our operating results may be adversely impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of fiscal yearend 2005, we leased 164 store properties directly from third party lessors and had nine stores on real property that is ground leased from third party lessors. These leases had an average remaining lease term of eight years as of fiscal yearend 2005. At yearend, we leased 20 store properties under a lease facility described below. The remaining 43 store properties are owned.

We occupy a 445,000 square foot distribution facility in Commerce, California that is leased under the lease agreement described below. We maintain our principal headquarters in an 81,000 square foot leased facility in Commerce, California.

We plan to continue to lease properties, but also may elect to own some of the new stores on an interim or permanent basis. We have a lease facility that covers the lease of 20 store locations, the central distribution facility in Commerce, California and another distribution facility in northern California that is currently not utilized. The total value under this lease facility aggregates $86.5 million. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a further discussion of this lease facility.

Item 3. Legal Proceedings

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On November 4, 2005, the court granted preliminary approval of the settlement. We recorded a pre-tax charge of $19.0 million in our 2005 third quarter to account for the class member wage and hour claims, attorney fees, and administrative expenses of the settlement. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million. Based on the terms of the settlement, we currently anticipate the cash distributions under the settlement agreement will be made in the first fiscal quarter of 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders for a vote during the quarter ended January 1, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol SMF. As of March 7, 2006, there were approximately 234 registered holders of our common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $14.67. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE composite tape for the periods indicated.

	High	Low
First Quarter of 2004	13.13	10.00
Second Quarter of 2004	15.95	11.05
Third Quarter of 2004	17.49	11.70
Fourth Quarter of 2004	17.72	12.78
First Quarter of 2005	15.69	12.39
Second Quarter of 2005	12.93	8.87
Third Quarter of 2005	14.48	11.45
Fourth Quarter of 2005	13.87	12.16

Dividends

The declaration and payment of dividends on our common stock is subject to the discretion of our Board of Directors. We have not paid dividends since January 1999 as the declaration and payment of dividends were subject to restrictions under the terms of our bank credit facility and lease facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The restriction under the credit facility was amended effective November 2004 such that we may pay up to $10 million in annual dividends commencing with fiscal year 2005 under our Amended and Restated Credit Agreement; however, the dividend restrictions under the lease facility remain in place. We did not pay dividends during 2005. Our Board of Directors periodically reviews our dividend policy and there can be no assurance whether or when dividends will be paid in the future.

Repurchase

On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock pursuant to a repurchase program (the “Repurchase Program”). The repurchases will be made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program expires December 31, 2006 or earlier if the $20.0 million aggregate cap on repurchases is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors.

The following table summarizes the stock repurchases we made of our shares of common stock during the 12-week fourth quarter ended January 1, 2006:

Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program²	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program²
October 10 through November 6, 2005	9,122	$13.04	9,122	$19,783,000
November 7 through December 4, 2005	84,400	$13.46	84,400	$18,647,000
December 5, 2005 through January 1, 2006	80,150	$13.42	80,150	$17,572,000

Total Fourth Quarter	173,672	$13.42	173,672	$17,572,000

[1]	The 173,672 shares were purchased by us in the open market.
²	The 173,672 shares of common stock acquired pursuant to the Repurchase Program were acquired at an aggregate cost of $2.3 million (or $13.42 per share on average), leaving (after including shares acquired pursuant to the Repurchase Program prior to the fourth quarter) $17.6 million of remaining authorized value for further share repurchases.

Item 6. Selected Financial Data

The information below is only a summary and should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements contained elsewhere in this Annual Report. Amounts may not aggregate due to rounding.

(In thousands, except per share and other operational data)

	Fiscal Year (A)
	2005	2004	2003	2002	2001
Income Statement Data:
Sales	$2,002,934	$1,955,579	$1,730,114	$1,572,320	$1,493,986
Gross margin	334,054	339,089	297,008	248,627	241,698
Income from operations	42,598	62,434	37,590	46,745	49,369
Interest expense, net	9,450	13,178	15,508	12,240	12,426
Income from continuing operations before income taxes and cumulative effect of accounting change	33,148	49,256	22,082	34,505	36,943
Discontinued operations, net of tax	(662)	(1,337)	(68,535)	(14,925)	(11,906)
Net income (loss)	21,366	30,194	(60,239)	6,849	12,029
Earnings per common share, assuming dilution, from continuing operations	0.69	0.99	0.46	0.74	0.81
Loss per common share, assuming dilution, from discontinued operations	(0.02)	(0.04)	(2.30)	(0.51)	(0.40)
Cumulative effect of accounting change per common share, assuming dilution	—	—	(0.18)	—	—
Earnings (loss) per common share, assuming dilution	0.66	0.95	(2.02)	0.23	0.41
Weighted average diluted common shares outstanding	32,154	31,869	29,777	29,527	29,660

Financial Data (at fiscal yearend):
Total assets	$638,318	$587,431	$597,232	$621,646	$631,713
Long-term debt and capital leases, excluding current maturities	21,848	114,167	91,180	5,314	139,373
Stockholders’ equity	273,943	252,413	216,157	272,704	272,068

Other Operational Data (B):
Comparable store sales growth (C)	2.6%	11.0%	8.8%	3.4%	3.8%
Stores at fiscal yearend	236	223	219	217	212
Total retail square footage of operating stores at fiscal yearend (thousands) (D)	4,247	3,961	3,870	3,771	3,632
Sales per selling square foot (E)	$493	$501	$452	$423	$420
Store customer transactions (thousands)	46,420	47,006	43,941	40,747	38,360
Employees at fiscal yearend	5,870	5,370	5,060	4,590	4,450

(A)	For all years, 52 weeks except fiscal year 2004, which had 53 weeks.
(B)	Amounts reflect continuing operations data only. Other Operational Data does not include data related to the Mexico joint venture.
(C)	Comparable stores are those that have been in operation for 52 full weeks, including stores that have been remodeled or stores that have been relocated within their same market area during the full 52 weeks. Stores that have been closed during the period are excluded from the calculation. Comparable store sales growth for 2005 is calculated using the sales for the 52 weeks ended January 1, 2006 compared to the sales for the 53 weeks ended January 2, 2005, excluding the sales for the week ended October 10, 2004, the first week of fourth quarter 2004. Comparable store sales growth for 2004 is calculated using the sales for the 52 weeks ended December 26, 2004 compared to the sales for the 52 weeks ended December 28, 2003.
(D)	Total retail square footage of operating stores includes the total square footage of store buildings excluding any sub-leased square footage if applicable.
(E)	Sales per selling square foot is calculated by dividing total sales for the period by the weighted average total retail square footage of operating stores during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with a summary of our operating results to provide an overview of our financial performance for fiscal years 2005, 2004 and 2003. This is followed by a discussion of the specific accounting changes in 2003 that impacted our results. Thereafter, we discuss our results of operations activities for fiscal year 2005 compared to fiscal year 2004, and for fiscal year 2004 compared to fiscal year 2003. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 28, we discuss the impact of inflation on our business, new accounting pronouncements, and the assumptions and judgments associated with our critical accounting policies and incorporated in our reported financial statements.

MD&A should be read in conjunction with the other sections of this Annual Report, including “Item 1. Business”; “Item 6. Selected Financial Data”; and “Item 8. Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be materially affected by the uncertainties and risk factors described throughout this Annual Report and particularly in the Risk Factors section of “Item 1A. Risk Factors.”

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our fiscal year 2004 consisted of 53 weeks, with thirteen weeks in the fourth quarter.

Overview

During fiscal years 2005, 2004 and 2003, the major factors that impacted our results of operations and financial position are as follows:

•	2005 comparable sales increased 2.6 percent over 2004 sales that were favorably impacted by the labor dispute between the United Food and Commercial Workers Union and three major grocery chains in southern California. This labor dispute, which commenced early in the 2003 fourth quarter and was settled in February 2004, had a significant positive effect on our sales volume, results of operations and financial position for 2004 and 2003.

•	Gross margin for 2005 as compared to 2004 was adversely impacted by increased distribution costs due to increased volume, labor costs and fuel costs, as well as expenditures and inefficiencies in distribution associated with the implementation of our new supply chain management system to improve our distribution network.

•	We opened 13 new stores and relocated two stores during 2005 and at January 1, 2006, operated 236 stores in the United States, as compared to 223 stores at January 2, 2005 and 219 stores at December 28, 2003. While the sales increase attributable to the new and relocated stores helped improve our total sales performance in 2005, the operating loss from these new stores reduced our operating income generated from existing stores.

•	During 2005, we recorded a $14.7 million pre-tax charge related to the settlement of a class action lawsuit involving wage and hour claims by non-exempt employees in our California stores.

•	The litigation and other charges of $13.8 million in 2003 related to legal actions regarding compensation matters of our stores associates and financing fees associated with our revolving bank credit facility and real estate synthetic lease facility.

•	The sale and divestiture of our Florida broadline foodservice operations and our Florida stores businesses (collectively, the “Florida Operations”) and our broadline foodservice operations in northern California (the “Northern California Foodservice Operations”), completed during the third quarter of 2003, allowed us to divest our loss producing operations, concentrate our management focus on our core store operations and concentrate our resources to strengthen our balance sheet and on continued development of our Smart & Final and Cash & Carry store formats. See further discussion under “Discontinued operations” below.

•	The adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as of June 15, 2003 resulted in a one-time, net-of-tax charge related to the cumulative effect of an accounting change and the consolidation of the assets, liabilities and results of operations of our real estate synthetic lease facility not previously consolidated.

The impact of the aforementioned labor dispute was unprecedented and is not expected to repeat in the foreseeable future. We anticipate that some of the retained sales volume and customers may be lost as the three major supermarket chains undergo intensive sales promotion to rebuild their sales after the labor dispute. The retail grocery market in southern California has become increasingly competitive as the three major supermarket chains in the region undergo market repositioning to restore their market share; consequently, there is no assurance that our sales growth will maintain at the current level.

We believe that our future growth depends on our ability to expand by opening new and relocated stores and undergoing remodels in the current stores to better serve our customers and that our profitability depends on sales growth from such expansion, improving gross margins and implementing effective cost controls.

Summary

Income from continuing operations was $22.0 million, or $0.69 per diluted share, for fiscal year 2005, compared to $31.5 million, or $0.99 per diluted share, for fiscal year 2004 and $13.6 million, or $0.46 per diluted share, for fiscal year 2003. Included in income from continuing operations for 2005 was a $14.7 million pre-tax charge ($8.8 million net of tax, or $0.27 per diluted share) related to reserves for litigation, and for 2003, a $13.8 million pre-tax charge ($8.3 million net of tax, or $0.28 per diluted share) related to reserves for litigation and financing fees and costs.

We reported net income of $21.4 million, or $0.66 per diluted share, for 2005, compared to $30.2 million, or $0.95 per diluted share, for 2004 and a net loss of $60.2 million, or $2.02 per diluted share, for 2003. Included in the net income for 2005 was the aforementioned $8.8 million, net of tax, charge related to reserves for litigation. Contributing to the net loss for 2003 was the loss from discontinued operations of $68.5 million, net of tax, the $5.3 million charge, net of tax, related to the cumulative effect of a change in accounting principle to adopt FIN No. 46, and the aforementioned $8.3 million, net of tax, charge related to reserves for litigation and financing fees and costs.

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

	Fiscal Year
	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	83.3	82.7	82.8

Gross margin	16.7	17.3	17.2
Operating and administrative expenses	13.8	14.1	14.2
Litigation and other charges	0.7	—	0.8

Income from operations	2.1	3.2	2.2
Interest expense, net	0.5	0.7	0.9

Income from continuing operations before income tax provision	1.7	2.5	1.3
Income tax provision	(0.6)	(1.0)	(0.5)
Equity earnings of joint venture	0.1	0.1	—

Income from continuing operations	1.1	1.6	0.8
Discontinued operations, net of tax	—	(0.1)	(4.0)

Income (loss) before cumulative effect of accounting change	1.1	1.5	(3.2)
Cumulative effect of accounting change (variable interest entity), net of tax	—	—	(0.3)

Net income (loss)	1.1%	1.5%	(3.5)%

Sales

Sales from continuing operations were $2,002.9 million in 2005, $1,955.6 million in 2004 and $1,730.1 million in 2003. Historically, sales have followed a seasonal pattern in which first quarter sales tend to be the lowest. Third quarter sales are comparatively high because the third quarter includes 16 weeks, whereas the other quarters include 12 weeks. Our 2004 fiscal year consisted of 53 weeks with 13 weeks in the fourth quarter of 2004.

The following table sets forth the growth in sales and transaction sizes from continuing operations for fiscal years 2005, 2004 and 2003. We define comparable stores as those that have been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area. Stores that have been closed during the period are excluded from the calculation. Comparable store sales growth for 2005 is calculated using 2005 sales for the 52 weeks ended January 1, 2006 compared to the 2004 sales for the 53 weeks ended January 2, 2005, excluding the sales for the week ended October 10, 2004 which is the first week of fourth quarter 2004. Comparable store sales growth for 2004 is calculated using 2004 sales for the 52 weeks ended December 26, 2004 compared to the 2003 sales for the 52 weeks ended December 28, 2003.

	2005	2004	2003
Total sales growth	2.4%	13.0%	10.0%
Comparable store sales growth	2.6%	11.0%	8.8%
Comparable store transaction size	$43.24	$41.65	$39.40

Comparable store sales growth for 2005 was attributable to an increase in our comparable average transaction of 4.0% to $43.24 as compared to 2004 despite a continued strong competitive environment. The increase is noteworthy considering that our sales in the first and second quarters of 2004 were favorably impacted by the effect of a labor dispute that ended in February 2004 and its residual effect against three southern California supermarket chains.

Sales for 2004 benefited from increased levels of customer visits and average transaction size, favorable summer weather, aggressive campaigning for market share, the effect of the labor dispute, and the customers retained after the labor action. Our comparable store sales growth for 2004 as compared to 2003 increased significantly during the first three quarters and was negative during the fourth quarter of 2004, reflecting the impact of the labor dispute that commenced early in our 2003 fourth quarter and ended in our 2004 first quarter.

Comparable sales increases for all the reporting years are also attributable to store relocations and store remodeling. Total sales growth was also attributable to new stores opened during the reporting years. Stores opened, relocated and closed in our continuing operations during 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Beginning U.S. store count	223	219	217
New stores	13	4	4
Stores relocated	2	2	5
Stores closed or relocated	(2)	(2)	(7)

Ending U.S. store count	236	223	219

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

Gross margin from continuing operations decreased $5.0 million from $339.1 in 2004 to $334.1 million in 2005, primarily due to increased distribution costs and occupancy costs and one week less in 2005, offsetting the increase in sales and the improved gross margin rate from sales. As a percentage of sales, gross margin decreased to 16.7% in 2005 as compared to 17.3% in 2004. The 0.6 percentage point decrease was primarily attributable to a 0.68 percent increase in distribution costs due to increased labor costs and fuel costs and additional outside storage and delivery costs, as well as expenditures associated with the implementation of our new supply chain management system. Other decreases included a 0.14 percent increase in occupancy costs primarily due to costs associated with new and relocated stores and store remodeling. Additionally, a 0.11 percent unfavorable sales mix change resulted from strong sales growth in Cash & Carry stores that target only business customers and generate a lower gross margin rate. These decreases were partially offset by a 0.26 percent favorable variance in improved merchandise margin rates.

Gross margin increased $42.1 million to $339.1 million, and as a percentage of sales, increased from 17.2 percent in 2003 to 17.3 percent in 2004. The $42.1 million increase was primarily due to the significant increase in sales as compared to 2003. The increase in gross margin as a percentage of sales was primarily attributable to the decrease of 0.32 percent in occupancy costs as a percentage of sales due to the relatively fixed nature of these costs and the effect of adopting FIN No. 46 as of June 15, 2003. These gross margin rate increases were partially offset by a 0.13 percent increase in distribution costs and a 0.18 percent increase due to changes in sales mix. Distribution costs increased as a result of higher labor and fuel costs. The change in sales mix was the result of strong sales growth at the Cash & Carry stores that serve only business customers and generate a lower gross margin rate, as well as, the increased sales in national brands, a result of the labor dispute. National brands generate lower gross margins compared to our signature private label brands.

As a result of the adoption of FIN No. 46 as of June 15, 2003, we recorded approximately $7.9 million of costs as interest expense in each of 2005 and 2004 and $4.2 million in 2003 that, prior to adoption, were recorded in cost of sales as rental expense. In addition, pursuant to FIN No. 46, we recorded in each of 2005 and 2004 approximately $1.2 million of depreciation expense in cost of sales and $0.7 million in 2003 that previously was not recorded. When compared to 2003, the net effect of FIN No. 46 increased the gross margin from continuing operations as a percentage of sales by approximately 0.13 percent in both 2005 and 2004.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level (primarily labor and related fringe benefit costs) advertising and marketing costs, overhead costs and corporate office costs.

Operating and administrative expenses from continuing operations for 2005 were $276.8 million, a slight increase of $0.1 million, over 2004. Increases attributable to higher sales volume and increased costs in fringe benefit, other store operation costs and information technology offset decreases in incentive compensation costs and asset impairment and increases in gain from sale of properties. Operating and administrative expenses as a percentage of sales decreased from 14.1 percent in 2004 to 13.8 percent in 2005. The major factors of this percentage of sales decrease included 0.29 percent attributable to reductions in incentive compensation costs, 0.11 percent in positive effect of sales mix change as a result of increased sales volume at Cash & Carry stores that require less direct store operation expenses, 0.10 percent in gain from sale of properties and 0.08 percent in decreased asset impairment charges. These decreases were partially offset by 0.18 percent increase in store operating expense, primarily in fringe benefits and services provided at the store level and 0.07 percent increase in other corporate expenses.

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

Litigation and other charges

In the third quarter 2005, we recorded $19.0 million of pre-tax charges related to the settlement of a class action lawsuit involving wage and hour claims by our non-exempt employees in our California stores. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million (see Part I, Item 3 “Legal Proceedings.”)

In 2003, we recorded a $13.8 million pre-tax charge related to litigation reserves, as well as, financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and lease facility.

Interest expense, net

Interest expense, net decreased $3.7 million, or 28.3 percent, from $13.2 million recorded in 2004 to $9.5 million in 2005. The decrease was primarily due to the reduced debt outstanding and to the absence in 2005 of the amortization of loan fees and payment under the interest rate hedging arrangement, which terminated in November 2004.

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

The interest expense under the real estate lease facility reported under “Interest expense, net” was $7.9 million for each of the entire years of 2005 and 2004 and $4.2 million for the second half of 2003, after the adoption of FIN No. 46 as of June 15, 2003.

At 2005 yearend, the balance outstanding of our bank credit facility was $20.0 million as compared to $25.0 million at 2004 yearend and $60.0 million at 2003 yearend.

Income tax provision

Income tax expense in 2005, 2004 and 2003 relating to continuing operations was $12.2 million, $18.7 million and $9.2 million, respectively. The effective tax rate was 36.7 percent for 2005, 38.0 percent for 2004 and 41.8 percent for 2003. The effective rate was lower in 2005 as compared to 2004 primarily due to the utilization of capital loss carryforwards and reductions in the valuation allowance in 2005. The effective rate for 2004 was lower as compared to 2003 due to the utilization of capital loss carrybacks, additional permanent deductions and a reduction in the valuation allowance in 2004.

Equity earnings of joint venture

Smart & Final Mexico owns a 50 percent interest in a Mexico joint venture that operates 13 “Smart & Final” format stores in Mexico and produced $1.1 million in equity earnings in 2005, $1.0 million in 2004 and $0.7 million in 2003. This Mexico joint venture opened four new stores during the last three years.

Discontinued operations

During 2003, we completed the sale and divestiture of our Florida Operations and our Northern California Foodservice Operations. The sale and divestiture allow us to further concentrate our management focus on our core store operations and concentrate our resources to strengthen our balance sheet and on continued development of our store formats. We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

Assets,” our consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations.

The total cash consideration for the sale of the Northern California Foodservice Operations and the Florida Operations, net of transaction expenses of $1.7 million, was $37.9 million and was reported on our consolidated statement of cash flows as “Net proceeds from divestitures” under investing activities for 2003. We have fully received all the proceeds related to the sale of the Northern California Foodservice Operations; however, we had a sales proceed receivable, net of estimated reserves, of $2.5 million at January 1, 2006 related to the sale of the Florida Operations of which $3.1 million was held in escrow pending final resolution of certain purchase price adjustment matters.

Liquidity and Capital Resources

Cash flows and financial position

Net cash provided by operating activities from continuing operations was $62.5 million in 2005 compared to $41.7 million in 2004 and $90.9 million in 2003. The increase or decrease in cash provided by operating activities from continuing operations reflects our operating performance before non-cash expenses and charges and the timing of receipts and disbursements. The increase in cash from operating activities from 2004 to 2005 was attributable to more cash utilized in 2004 for payments to lower our accounts payable balances built up from the inventory purchases in the fourth quarter of 2003 in response to the labor dispute in southern California, the $9.5 million payments for the litigation and other charges and the $15.0 million contributions made to our defined benefit pension plan during 2004, partially offset by higher cash payments for income taxes in 2005, as compared to 2004. We made $6.0 million cash contributions in 2005 to our defined benefit pension plan. Our cash payments for income taxes in 2005 were $14.1 million compared to payments of $8.5 million in 2004 and an income tax refund of approximately $7.1 million received in 2004.

Net cash used in investing activities from continuing operations was $51.1 million in 2005, compared to $13.4 million in 2004 and $33.7 million in 2003. The increase of $16.7 million in net cash used in capital expenditures in 2005 as compared to 2004 was primarily due to the property investment for future stores sites and investment and store construction for more new, relocated and remodeled stores in 2005 and the generation of $14.2 million of cash which was released from the real estate trust in payment for six owned store properties sold to the real estate synthetic lease facility during 2004. See further discussion in “Bank credit facility, lease facility and other financing activities” below. Additionally, approximately $9.9 million was generated from the redemption of a certificate of deposit, sale of certain municipal bonds and disposal of closed or relocated store properties in 2004.

Net cash used for financing activities from continuing operations was $6.1 million in 2005 compared to $32.4 million in 2004 and $76.8 million in 2003. The net cash used in financing activities were primarily related to payments on our obligations outstanding under our revolving bank credit facility. Such net payments were $5.0 million in 2005, $35.0 million in 2004 and $70.0 million in 2003. The proceeds we received from stock issuance upon exercises by stock option holders in 2005 was offset by the cash used in a stock repurchase program, which commenced in 2005, as compared to $5.4 million of proceeds from stock issuance in 2004.

At January 1, 2006, we had cash and cash equivalents of $31.9 million, stockholders’ equity of $273.9 million and debt, excluding capital leases, of $106.5 million. At January 1, 2006 we had a deficit in working capital of $23.8 million, compared to working capital of $63.0 million at January 2, 2005, primarily due to the inclusion in current liabilities at January 1, 2006, of a $86.5 million obligation under a lease facility, which expires in November 2006 (see “Bank credit facility, lease facility and other financing activities” below.)

Capital expenditure and other capital requirements

Our primary requirement for capital is to finance store development costs for buildings, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware, as well as general working capital requirements.

During 2005, we opened 13 new stores and relocated two stores. New store growth and store remodeling are planned for the future years. We plan to open or relocate 15 to 20 stores during 2006. We estimate that the capital expenditure requirement for improvements and equipment for a new store is approximately $0.9 million to $3.0 million. We typically enter into lease arrangements for our store properties. From time to time we may purchase the properties for an additional capital investment that depends on the property location and market value. Working capital investment related to a new store is approximately $0.2 million and primarily relates to inventory net of trade vendor accounts payable. We also plan to perform approximately 14 major remodels to existing stores in 2006 which generally require capital expenditures in excess of $400,000 per major remodel. Total capital expenditures, including investment in capitalized software, for 2006 are currently estimated at $50 million to $55 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory pension plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). Changes in the benefit plan assumptions as well as the funded status of the plan impact the funding and expense levels for future periods. We made $6.0 million of contributions to the plan during 2005. We are not required to make any contributions for the 2006 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2006.

On September 14, 2005, our Board of Directors authorized the Repurchase Program. The repurchases will be made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on repurchases is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors. Through January 1, 2006, we repurchased 181,329 shares of our common stock for an aggregate cost of $2.4 million and an additional $17.6 million of our common stock may be repurchased under the Repurchase Program for 2006.

As discussed in Part I, Item 3 “Legal Proceedings”, regarding a settlement agreement approved on February 16, 2006, we expect to make cash distributions of $15.2 million in the first fiscal quarter of 2006 according to the terms of such agreement.

Bank credit facility, lease facility and other financing activities

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At December 30, 2005, the six-month Eurodollar LIBOR rate was 2.64 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At January 1, 2006, $20.0 million of revolving loan and $13.1 million of letters of credit were outstanding. At January 1, 2006, we had $116.9 million available under our Amended Credit Facility.

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in the Lease Agreement structure include banks and financing institutions as well as Casino USA (“Casino USA”), which owned 53.5 percent of our common stock at January 1, 2006. The Lease Agreement as amended, with a value of $86.5 million and a composite interest rate of 9.07 percent, provides the financing for two distribution facilities and 20 store locations, including the six replacement store properties, as of January 1, 2006. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

The Lease Agreement is considered a variable interest entity and subject to consolidation under FIN No. 46. We adopted the provisions of FIN No. 46 as of June 15, 2003 and therefore included in our consolidated balance sheets the related properties under “Property, plant and equipment” and the related liabilities under “Current maturities of long-term debt and capital leases” and “Notes payable to affiliate” at January 1, 2006 due to its expiration in November 2006. The related long-term portion of the liabilities at January 2, 2005 was included under “Notes payable” and, for the Casino USA participation, under “Notes payable to affiliate.” The consolidated statement of operations for 2003 included a $5.3 million, net of tax, cumulative effect of a change in accounting principle, or $0.18 per diluted share, representing the cumulative amount of depreciation and interest expense, in excess of the rental income as of June 15, 2003.

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

Both the Amended Credit Facility and the Lease Agreement contain various customary and restrictive covenants, including restrictions on cash dividends declared or paid and additional debt and capital expenditures, and require us to maintain certain fixed charge coverage ratios and other financial ratios under each agreement. The covenants do not require us to maintain a public debt rating or a certain liquidity level. We are currently in compliance with the amended covenants.

The Amended Credit Facility expires on November 18, 2009 and accordingly, the obligation under this agreement has been classified as a long-term liability in our consolidated balance sheet as of January 1, 2006. The Lease Agreement expires on November 30, 2006 and accordingly, our obligation under this agreement has been classified as a current liability in our consolidated balance sheet as of January 1, 2006. However, it is our intention to finance the election of the option discussed above to purchase the properties under the Lease Agreement prior to its expiration. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities. See “Item 1A. Risk Factors” for additional information regarding the risks associated with our debt and capital resources.

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

Contractual obligations

The following table sets forth our future payments due by period of our contractual obligations, in thousands:

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$106,528	$86,528	$20,000	$—	$—
Capital lease obligations	3,063	899	1,393	680	91
Operating lease obligations	344,113	38,443	71,339	63,039	171,292
Other long-term obligations	14,711	6,474	6,762	1,084	391

Total contractual obligations	$468,415	$132,344	$99,494	$64,803	$171,774

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

We have a contractual obligation under our service agreement with UWG to purchase a minimum amount of food and related items during any twelve-month period covered by the agreement. This contractual obligation does not exceed our expected requirements over any twelve-month period covered by the agreement. This agreement, as amended, expires in November 2008. The related amounts are not included in the above table.

We have asset retirement obligations with respect to owned or leased properties. Due to the nature of our business, such asset retirement obligation is immaterial.

Inflation

Our primary costs, merchandise and labor, as well as utility and transportation costs are affected by a number of factors that are beyond our control. These factors include the price of merchandise and fuel, the competitive climate, and the general and regional economic conditions. As is common practice within the food industry, we have generally been able to maintain margins by adjusting selling prices and through procurement and supply chain efficiencies. But competitive conditions may, from time to time, render us unable to do so while maintaining or increasing our market share.

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

We will adopt SFAS No. 123(R) using the modified prospective method beginning in fiscal year 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Summary of Significant Accounting Policies – Stock options” of this report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were $2.1 million in 2005, $2.0 million in 2004 and none in 2003.

We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees in future periods. We are also analyzing other potential impacts of adopting SFAS No. 123(R) and presently do not expect any other potential impact will be significant. We currently intend to use the Black-Scholes option-pricing model.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS No. 123(R) and disclosures in MD&A subsequent to adoption of SFAS No. 123(R). SAB No. 107 does not change the accounting required by SFAS No. 123(R).

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

Inventory

We record our inventories at the lower of FIFO (first-in, first-out) cost or market method. At 2005 yearend, approximately 70 percent of our inventories were held at the stores and the remaining amount held in our various warehouse locations. These inventories are subject to frequent periodic counting. Losses, including theft, damages and other casualties are written off when identified. Reserves for inventory losses are provided based on analysis of historical trends including the results from the most recent periodic counting. We evaluate the adequacy of these reserves every four-week period.

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

Self-insurance program

We maintain a self-insurance program covering our costs, up to a deductible level, for our California workers’ compensation exposures. The amounts in excess of the deductible level are fully insured. We maintain fully-insured programs that guarantee the payment of all costs for workers’ compensation exposures in the states of operation outside of California. We maintain various other insurance programs covering our costs, up to various deductible levels, for our general liability exposures for all of our operations. Amounts in excess of deductibles are fully insured. Accruals to account for anticipated obligations under these programs are calculated by outside actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future loss and related estimated reserve requirements are inherently uncertain because of the random nature of insurance claims occurrences and could be substantially affected if future occurrences and claims differ significantly from these assumptions and historical trends.

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

Income taxes

We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. We provide a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and related valuation allowances and deferred tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could materially differ from these estimates.

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

Leases

We lease a significant portion of our store property locations as well as certain other properties. In February 2005 the SEC posted to its website a letter from the Chief Accountant of the SEC discussing the application of generally accepted accounting principles to certain lease accounting issues. In October 2005, the FASB issued FSP FAS 13-1 requiring rental costs associated with ground or building leases that are incurred during a construction period to be recognized as rental expense and included in income from continuing operations and specifying the allocation of rental costs. We believe the accounting practices we have applied to the accounting for rent holidays, depreciable lives of leasehold improvements, and tenant improvement allowances do not result in a material difference as compared to the application of generally accepted accounting principles described in the letter and under FSP FAS 13-1.

In March 2005, the FASB issued FIN No. 47 “Accounting for Conditional Asset Retirement Obligations” requiring an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Due to the nature of our business, our asset retirement obligation with respect to owned or leased properties is immaterial.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to fluctuations in interest rates and the foreign exchange rates between the U.S. dollar and other foreign currencies primarily the Mexican Peso. As of 2005 yearend, our exposure to foreign exchange rates was limited.

We may manage interest rate risk through the use of interest rate collar agreements to limit the effect of interest rate fluctuations from time to time. We presently have no program in place. An earlier agreement was terminated in November 2004. See Note 1 “Summary of Significant Accounting Policies – Derivatives” in “Notes to Consolidated Financial Statements” in this Annual Report for a more complete description of our interest rate collar.

Interest Rate Sensitivity Analysis

The following analysis presents our earnings sensitivity if a certain interest rate change occurred at January 1, 2006. The change chosen for this analysis reflects our view of a change that is reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects that could impact our business as a result of these changes in interest rate.

At January 1, 2006, we had debt, excluding capital leases totaling $106.5 million, of which $20.0 million was variable-rate debt and $86.5 million was fixed-rate debt. At December 30, 2005, the six-month Eurodollar LIBOR rate was 2.64 percent.

Holding other variables constant, such as debt levels, the earnings, net of taxes and cash flows impact, of a one-percentage point change in interest rates would be approximately $0.1 million.

Credit Risk

We are exposed to credit risk on accounts receivable through the ordinary course of business and perform ongoing credit evaluations. Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising our customer base. We currently believe that our allowance for doubtful accounts is sufficient to cover customer credit risks.

Foreign Currency Risk

Our exposure to foreign currency risk is limited to the operations under Smart & Final Mexico and the equity earnings of its Mexico joint venture. At 2005 yearend, such exposure was the $7.9 million net investment in Smart & Final Mexico, which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this section:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Smart & Final Inc.

We have audited the accompanying consolidated balance sheets of Smart & Final Inc., a Delaware corporation and a 53.5 percent owned subsidiary of Casino USA, Inc., (the “Company”) as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 1, 2006. Our audits also included the financial schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smart & Final Inc. at January 1, 2006 and January 2, 2005, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for a variable interest entity upon adoption of Financial Accounting Standards Board Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” on June 15, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smart & Final Inc.’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 1, 2006

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	January 1, 2006	January 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$31,887	$28,672
Accounts receivable, less allowance for doubtful accounts of $273 in 2005 and $254 in 2004	18,410	16,717
Inventories	158,553	142,360
Prepaid expenses and other current assets	16,333	16,428
Deferred tax assets	13,036	11,646
Assets held for sale	2,129	2,129

Total current assets	240,348	217,952
Property, plant and equipment:
Land	70,860	66,275
Buildings and improvements	62,335	62,583
Leasehold improvements	137,467	125,206
Fixtures and equipment	209,751	194,554

	480,413	448,618
Less – Accumulated depreciation and amortization	221,951	197,443

Net property, plant and equipment	258,462	251,175
Assets under capital leases, net of accumulated amortization of $5,106 in 2005 and $7,669 in 2004	1,423	2,085
Goodwill	34,775	34,775
Deferred tax assets	28,749	18,237
Equity investment in joint venture	7,481	6,258
Cash held in real estate trust	120	116
Other assets	66,960	56,833

Total assets	$638,318	$587,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$54,076	$1,353
Notes payable to affiliate	33,146	—
Accounts payable	99,694	83,103
Accrued salaries and wages	19,898	19,882
Other accrued liabilities	56,251	48,147
Liabilities of discontinued operations	1,101	2,476

Total current liabilities	264,166	154,961
Long-term liabilities:
Obligations under capital leases	1,848	2,638
Bank debt	20,000	25,000
Notes payable	—	53,396
Notes payable to affiliate	—	33,133
Other long-term liabilities	35,086	30,324
Postretirement and postemployment benefits	43,275	35,566

Total long-term liabilities	100,209	180,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 31,903,478 shares issued and outstanding in 2005 and 30,752,118 in 2004)	319	308
Additional paid-in capital	231,775	219,768
Retained earnings	67,523	46,157
Accumulated other comprehensive loss	(15,822)	(12,361)
Notes receivable for common stock	(18)	(75)
Treasury stock, at cost, 729,475 shares in 2005 and 86,475 shares in 2004	(9,834)	(1,384)

Total stockholders’ equity	273,943	252,413

Total liabilities and stockholders’ equity	$638,318	$587,431

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year
	2005	2004	2003
Sales	$2,002,934	$1,955,579	$1,730,114
Cost of sales, buying and occupancy	1,668,880	1,616,490	1,433,106

Gross margin	334,054	339,089	297,008
Operating and administrative expenses	276,756	276,655	245,584
Litigation and other charges	14,700	—	13,834

Income from operations	42,598	62,434	37,590
Interest expense, net	9,450	13,178	15,508

Income from continuing operations before income tax provision	33,148	49,256	22,082
Income tax provision	(12,180)	(18,718)	(9,229)
Equity earnings of joint venture	1,060	993	744

Income from continuing operations	22,028	31,531	13,597
Discontinued operations, net of tax	(662)	(1,337)	(68,535)

Income (loss) before cumulative effect of accounting change	21,366	30,194	(54,938)
Cumulative effect of accounting change (variable interest entity, net of tax of $3,534)	—	—	(5,301)

Net income (loss)	$21,366	$30,194	$(60,239)

Earnings (loss) per common share*
Earnings per common share from continuing operations	$0.71	$1.04	$0.46
Loss per common share from discontinued operations	(0.02)	(0.04)	(2.30)
Cumulative effect of accounting change per common share	—	—	(0.18)

Earnings (loss) per common share	$0.69	$1.00	$(2.02)

Weighted average common shares	30,841,019	30,206,190	29,777,393

Earnings (loss) per common share, assuming dilution*
Earnings per common share, assuming dilution, from continuing operations	$0.69	$0.99	$0.46
Loss per common share, assuming dilution, from discontinued operations	(0.02)	(0.04)	(2.30)
Cumulative effect of accounting change per common share, assuming dilution	—	—	(0.18)

Earnings (loss) per common share, assuming dilution	$0.66	$0.95	$(2.02)

Weighted average common shares and common share equivalents	32,153,630	31,868,983	29,777,393

*	Totals may not aggregate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Notes Receivable for Common Stock	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, fiscal yearend 2002	29,443,198	$294	$208,095	$76,202	$(11,787)	$(100)	$—	$272,704
Issuance of common stock	479,623	5	1,000	—	—	—	—	1,005
Restricted stock accrual	—	—	781	—	—	—	—	781
Comprehensive (loss) income:
Net loss	—	—	—	(60,239)	—	—	—	(60,239)
Other comprehensive income (loss):
Derivative instruments:
Income, net of tax of $94	—	—	—	—	141	—	—	141
Reclassification adjustments, net of tax of $1,190, included in net loss	—	—	—	—	1,785	—	—	1,785
Foreign currency translation gain	—	—	—	—	608	—	—	608
Minimum pension liability, net of tax of $418	—	—	—	—	(628)	—	—	(628)

Other comprehensive income	—	—	—	—	1,906	—	—	1,906

Comprehensive (loss) income	—	—	—	(60,239)	1,906	—	—	(58,333)

Balance, fiscal yearend 2003	29,922,821	$299	$209,876	$15,963	$(9,881)	$(100)	$—	$216,157
Issuance of common stock	829,297	9	7,656	—	—	—	—	7,665
Restricted stock accrual	—	—	205	—	—	—	—	205
Tax benefit on options exercised	—	—	2,031	—	—	—	—	2,031
Payment received	—	—	—	—	—	25	—	25
Purchase at cost, 86,475 shares	—	—	—	—	—	—	(1,384)	(1,384)
Comprehensive income (loss):
Net income	—	—	—	30,194	—	—	—	30,194
Other comprehensive income (loss):
Derivative instruments:
Income, net of tax of $109	—	—	—	—	164	—	—	164
Reclassification adjustments, net of tax of $581, included in net income	—	—	—	—	872	—	—	872
Foreign currency translation loss	—	—	—	—	(115)	—	—	(115)
Minimum pension liability, net of tax of $2,084	—	—	—	—	(3,401)	—	—	(3,401)

Other comprehensive loss	—	—	—	—	(2,480)	—	—	(2,480)

Comprehensive income (loss)	—	—	—	30,194	(2,480)	—	—	27,714

Balance, fiscal yearend 2004	30,752,118	$308	$219,768	$46,157	$(12,361)	$(75)	$(1,384)	$252,413
Issuance of common stock	1,151,360	11	9,558	—	—	—	—	9,569
Restricted stock accrual	—	—	368	—	—	—	—	368
Tax benefit on options exercised	—	—	2,081	—	—	—	—	2,081
Payment received	—	—	—	—	—	57	—	57
Purchase at cost, 643,000 shares	—	—	—	—	—	—	(8,450)	(8,450)
Comprehensive income (loss):
Net income	—	—	—	21,366	—	—	—	21,366
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	—	168	—	—	168
Minimum pension liability, net of tax of $2,060	—	—	—	—	(3,629)	—	—	(3,629)

Other comprehensive loss	—	—	—	—	(3,461)	—	—	(3,461)

Comprehensive income (loss)	—	—	—	21,366	(3,461)	—	—	17,905

Balance, fiscal yearend 2005	31,903,478	$319	$231,775	$67,523	$(15,822)	$(18)	$(9,834)	$273,943

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year
	2005	2004	2003
Cash Flows from Operating Activities:
Income from continuing operations before cumulative effect of accounting change	$22,028	$31,531	$13,597
Adjustments to reconcile income from continuing operations before cumulative effect of accounting change to net cash provided by continuing activities:
Non-cash litigation and other charges, net of tax	8,799	—	8,300
Asset impairment, at gross	828	2,500	663
Gain on disposal of property, plant and equipment	(2,609)	(390)	(818)
Depreciation	18,319	17,951	19,265
Amortization	13,387	12,167	11,444
Amortization of deferred financing costs	335	1,358	3,187
Restricted stock and stock option expense	983	549	1,745
Deferred tax (benefit) provision	(6,691)	2,899	12,575
Equity earnings of joint venture	(1,060)	(993)	(744)
Decrease (increase) in:
Accounts receivable	(841)	(1,193)	6,284
Inventories	(16,193)	(18,933)	1,408
Prepaid expenses and other assets	54	9,731	(16,117)
Increase (decrease) in:
Accounts payable	16,591	(9,345)	20,459
Accrued salaries and wages	15	2,946	7,971
Other accrued liabilities	8,552	(9,108)	1,729

Net cash provided by continuing activities	62,497	41,670	90,948
Net cash used in discontinued activities	(2,038)	(4,340)	(4,568)

Net cash provided by operating activities	60,459	37,330	86,380

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(42,426)	(25,487)	(21,899)
Proceeds from disposal of property, plant and equipment	3,611	4,386	1,928
Investment in capitalized software	(11,843)	(12,080)	(11,699)
Change in cash held in real estate trust	(4)	14,241	—
Other	(434)	5,518	(2,019)

Net cash used in continuing activities	(51,096)	(13,422)	(33,689)
Net proceeds from divestitures	—	325	37,898
Net cash provided by (used in) discontinued activities	—	226	(105)

Net cash (used in) provided by investing activities	(51,096)	(12,871)	4,104

Cash Flows from Financing Activities:
Payments on bank line of credit	(30,000)	(40,000)	(77,500)
Borrowings on bank line of credit	25,000	5,000	7,500
Payments on notes payable	(1,353)	(1,751)	(6,792)
Payments in connection with debt amendments	(215)	(1,070)	—
Stock repurchases	(2,428)	—	—
Proceeds from issuance of common stock, net of costs	2,848	5,442	40

Net cash used in continuing activities	(6,148)	(32,379)	(76,752)
Net cash used in discontinued activities	—	—	(142)

Net cash used in financing activities	(6,148)	(32,379)	(76,894)

Increase (decrease) in cash and cash equivalents	3,215	(7,920)	13,590
Cash and cash equivalents at beginning of year	28,672	36,592	23,002

Cash and cash equivalents at end of year	$31,887	$28,672	$36,592

Non-cash Investing and Financing Activities:
Equipment acquired as capital lease	$—	$—	$1,117
Sale of property for cash held in real estate	—	—	14,340
Equipment acquired through deferred payments	1,510	—	—
Software development costs incurred but not paid	352	1,316	—
Construction in progress costs incurred but not paid	3,873	10,432	1,954

Total non-cash transactions	$5,735	$11,748	$17,411

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at fiscal yearend 2005 was a 53.5 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we,” “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 56.4 percent of our common stock as of January 1, 2006.

We are engaged primarily in the business of providing food and related non-food items in bulk sizes and quantities. In total we operated 249 non-membership warehouse grocery stores at fiscal yearend 2005, either directly or through a joint venture.

We operated 183 stores under the banner “Smart & Final”, in California, Arizona and Nevada. These stores are operated through our principal subsidiary, Smart & Final Stores Corporation, a California corporation and other related entities (collectively “SFSC”). At fiscal yearend 2005, we operated an additional 53 stores in Washington, Oregon, Idaho and California principally under the banners “Smart Foodservice Cash & Carry” and “United Grocers Cash & Carry” (collectively the “Cash & Carry” stores). The Cash & Carry stores are operated through SFSC.

Our 100 percent-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexican holding company that owns 50 percent of a joint venture with the owners of the Calimax store chain. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. (“SFDN”). At 2005 fiscal yearend, this joint venture operated 13 “Smart & Final” format stores, similar in concept to the U.S. stores in northwestern Mexico.

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Our consolidated balance sheets as of January 1, 2006 and January 2, 2005 and consolidated statements of operations and consolidated statement of cash flows for 2005, 2004 and 2003 also include the balance sheets and the operating results since June 15, 2003 and the cumulative effect of accounting change as of June 15, 2003 of the variable interest entity described in Note 5 “Accounting Changes.” All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to current presentations.

Our 50 percent-owned joint venture in Mexico is accounted for by the equity method of accounting. The investment in SFDN at each reporting fiscal yearend is reported in our consolidated balance sheets under the caption “Equity investment in joint venture.” The “Retained earnings” on our consolidated balance sheets included undistributed earnings of SFDN of $7.0 million at fiscal yearend 2005 and $5.9 million at fiscal yearend 2004. These earnings are considered retained indefinitely for reinvestment and, accordingly, no provision is provided for United States federal and state income taxes and foreign income taxes.

Fiscal years

Our fiscal year ends on the Sunday closest to December 31. Fiscal years 2005, 2004 and 2003 ended on January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Our fiscal 2004 included 53 weeks while 2005 and 2003 included 52 weeks. Each of our fiscal years consists of twelve-week periods in the first, second, and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. The fourth quarter of a 53-week year consists of thirteen weeks.

Cash and cash equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents is approximately the same as their fair value because of the short maturity of these instruments.

Accounts receivable

Accounts receivable generally represent billings to customers, billings to vendors for earned rebates and allowances, receivables from Casino USA and SFDN, primarily related to income tax settlements, services provided and rent receivable as further discussed in Note 9 “Income Taxes” and Note 10 “Related Party Transactions,” and other items. The following table sets forth these major components included in accounts receivable for each yearend, in thousands:

	January 1, 2006	January 2, 2005
Trade	$5,748	$5,369
Vendor	5,229	4,896
Affiliate	2,757	3,731
Other	4,676	2,721

Total	$18,410	$16,717

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes and other current assets. Also included is the purchase price receivable related to the sale and divestiture of certain discontinued operations discussed in Note 3 “Discontinued Operations” below in the amount, net of estimated reserves, of $2.5 million at January 1, 2006 and $3.4 million at January 2, 2005.

Assets held for sale

Assets held for sale include land and building improvements of a distribution facility which was utilized by our broadline foodservice operations in northern California (“Northern California Foodservice Operations”) prior to the sale and divestiture of these operations as discussed in Note 3 “Discontinued Operations” below.

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

Also included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $1.1 million as of both 2005 yearend and 2004 yearend. These costs are amortized over the remaining lease term of the site with which they are associated.

According to provisions under Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets, including property, plant and equipment and assets under capital leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value. We recorded pre-tax impairment loss of $0.8 million for 2005 and $0.7 million for 2003 as a result of such reviews. This impairment loss is reported within “Operating and administrative expenses” on our consolidated statement of operations. We did not report any impairment loss as a result of such review in 2004.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that we test goodwill for impairment based on a comparison of fair values to the carrying values of our reporting units. The goodwill on our balance sheet of $34.8 million relates solely to our acquisition of Cash & Carry in 1998; accordingly, our Cash & Carry operation is the reporting unit for which the test of goodwill for impairment is performed. The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit. Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly. We performed the annual impairment tests in December 2004 and December 2005 and concluded that no impairment existed.

Cash held in real estate trust

Cash held in real estate trust represents cash funds restricted for the purchase of replacement properties under the lease facility described in Note 5 “Accounting Changes.”

Other assets

Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 8 “Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations”), capitalized software costs, municipal bonds that secure our workers’ compensation reserves, and financing issuance costs relating to fees paid in connection with refinancing and restructuring of the revolving bank credit facility and the real estate synthetic lease facility discussed in Note 6 “Debt” below.

Capitalized software costs are comprised of third party purchased software costs, capitalized costs associated with internally developed software including internal direct labor costs, and installation costs. Such capitalized costs are being amortized over the period that the benefits of the software are fully realizable and enhance the operations of the business, ranging from three to seven years, using the straight-line method. These capitalized costs, net of amortization, were $31.0 million at 2005 yearend and $23.3 million at 2004 yearend. Our capitalized software costs, like other long-lived assets as required by SFAS No. 144, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether in use or under development. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the capitalized software is less than the carrying value.

In December 2004, as a result of a failed system functionality test, we conducted an impairment assessment of the capitalized software costs associated with a pricing and promotion system. This evaluation resulted in our recognition of $2.5 million pre-tax impairment charge associated with certain capitalized software costs related to the pricing and promotion system.

This impairment loss is reported within “Operating and administrative expenses” on our consolidated statement of operations.

The other assets that secure our workers’ compensation reserves consist of municipal bonds with face values aggregating $5.4 million at both 2005 yearend and 2004 yearend. The municipal bonds are classified as held-to-maturity and have varying maturity dates ranging from 2006 through 2019. During 2004, we redeemed a $1.6 million certificate of deposit and $2.9 million of municipal bonds due to a reduced requirement by the state of California for securing our self-insured workers’ compensation program. Proceeds from the redemption were included under cash flows from investing activities on our consolidated statement of cash flows for 2004. We recognized an immaterial gain on this redemption.

The following table sets forth the aggregate amortized cost basis, gross unrealized holding gain and fair market value of the municipal bonds, in thousands.

	January 1, 2006	January 2, 2005
Amortized cost basis	$5,380	$5,382
Gross unrealized holding gain	184	321

Fair market value	$5,564	$5,703

The financing issuance costs are being amortized using the straight-line method. These costs, net of amortization, were $1.0 million at both 2005 yearend and 2004 yearend.

Accounts payable

Our banking arrangements provide for the daily replenishment of vendor payable accounts as checks are presented. The checks outstanding in these bank accounts totaled $26.4 million at 2005 yearend and $18.5 million at 2004 yearend and are included in “Accounts payable” on the accompanying consolidated balance sheets.

Accumulated other comprehensive loss

The ending accumulated balances, in thousands, for each item in the “Accumulated other comprehensive loss” under “Stockholders’ equity” are as follows:

	January 1, 2006	January 2, 2005
Minimum pension liabilities	$15,168	$11,539
Foreign currency translation loss	654	822

Total	$15,822	$12,361

Lease accounting

Certain of our operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on a straight-line basis beginning when we take possession of the property and extending over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.

Financial Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations” requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Due to the nature of our business, our asset retirement obligation with respect to owned or leased properties is immaterial.

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

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	39%	39%	38%
Risk-free interest rates	3.9%	2.8%	4.9%
Weighted average expected lives
Executives	5.13 years	5.08 years	4.90 years
Non executives	4.74 years	4.84 years	4.61 years
Weighted average fair value of options granted	$4.42	$4.99	$2.02

The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted, dollars in thousands except per share amounts:

	2005	2004	2003
Net income (loss) as reported	$21,366	$30,194	$(60,239)
Add: Stock-based employee compensation expense included in reported net income or loss, net of related tax effects	560	164	143
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	2,363	1,720	1,401

Pro forma net income (loss)	$19,563	$28,638	$(61,497)

Earnings (loss) per share:
Basic, as reported	$0.69	$1.00	$(2.02)

Basic, pro forma	$0.62	$0.91	$(2.07)

Diluted, as reported	$0.66	$0.95	$(2.02)

Diluted, pro forma	$0.60	$0.86	$(2.07)

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

We expense the costs of advertising as incurred. Total advertising expense from continuing operations was $26.7 million in 2005, $26.9 million in 2004 and $23.4 million in 2003.

Income taxes

We recognize deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

Earnings per common share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to stock options for our common stock and restricted stock. We had 3,570,069 shares subject to stock options and partially-vested restricted stock outstanding at January 1, 2006, 4,334,222 shares at January 2, 2005 and 4,644,454 shares at December 28, 2003.

In accordance with SFAS No. 128, “Earnings per Share,” the following table reconciles share amounts utilized to calculate earnings or loss per common share and earnings or loss per common share, assuming dilution. Total may not aggregate due to rounding.

	2005	2004	2003
Net income (loss), in thousands	$21,366	$30,194	$(60,239)

Earnings (loss) per common share	$0.69	$1.00	$(2.02)
Effect of dilutive stock options	(0.02)	(0.05)	—

Earnings (loss) per common share, assuming dilution	$0.66	$0.95	$(2.02)

Weighted average common shares	30,841,019	30,206,190	29,777,393
Effect of dilutive stock options	1,312,611	1,662,793	—

Weighted average common shares and common share equivalents	32,153,630	31,868,983	29,777,393

Due to the net loss in 2003, the assumed net exercise of stock options was excluded from the calculation of fully diluted weighted average shares, as the effect would have been antidilutive. Options for 4,644,454 shares of common stock were therefore excluded from the calculation in 2003. For 2005 and 2004, certain outstanding options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. The weighted number of options excluded from the dilution computation was 698,552 in 2005 and 450,429 in 2004.

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

Treasury stock

On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock (the “Repurchase Program”). The repurchases are being made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on repurchases is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors. Through January 1, 2006, we repurchased 181,329 shares of our common stock for an aggregate cost of $2.4 million.

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

During 2005, our Chairman exercised options to purchase an aggregate of 617,500 shares of our common stock. The exercise price for the options was paid by our Chairman’s transfer to us of 414,421 shares of our common stock previously held by him. In connection with the stock option exercises, we also accepted from our Chairman 47,250 shares of our common stock resulting from the exercises, plus cash for a remainder amount, in payment of applicable payroll taxes due on the transaction. In total, 461,671 shares were recorded at $13.09 per share for an aggregate cost of $6.0 million.

During 2004, our Chairman exercised options to purchase 151,250 shares of our common stock. The exercise price for the options was paid by our Chairman’s transfer to us of 66,475 shares of our common stock previously held by him. In connection with the stock option exercises, we also accepted from our Chairman 20,000 shares of our common stock resulting from the exercises, plus cash for a remainder amount, in payment of applicable payroll taxes due on the transaction. In total, 86,475 shares were recorded at $16.01 per share for an aggregate cost of $1.4 million.

We record the repurchase of our common stock as “Treasury stock” under “Stockholders’ equity” on our consolidated balance sheets using the cost method. At the beginning of our fiscal year 2005, the balance of the treasury stock was $1.4 million, or 86,475 shares of our common stock. At January 1, 2006, the balance of treasury stock was $9.8 million, or 729,475 shares of our common stock.

Derivatives

We had in place an option rate collar agreement with a major bank to limit the impact of interest rate fluctuations on floating rate debt at the beginning of 2004 which was terminated in November 2004. This agreement was designed as a cash flow hedge and considered fully effective. This agreement was marked to market every quarter, with the changes in fair value recorded as OCI on our consolidated statements of stockholders’ equity. The ineffective portion of this agreement and settlement for the discontinuance of hedges due to early partial termination were reclassified from OCI to current earnings under “Interest expense, net” on our consolidated statements of operations. Such ineffective portion reclassified to current earnings aggregated $1.5 million for 2004 and $3.0 million for 2003. The settlement paid for the discontinuance of hedges due to early partial termination and recorded to current earnings was $0.3 million for 2004. Additionally in 2003 we paid a $1.1 million settlement for discontinuance of hedges due to early partial termination which was included in “Litigation and other charges” in our consolidated statement of operations.

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

We will adopt SFAS No. 123(R) using the modified prospective method beginning in fiscal year 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Summary of Significant Accounting Policies – Stock options” of this report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were $2.1 million in 2005, $2.0 million in 2004 and none in 2003.

We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees in future periods. We are also analyzing other potential impacts of adopting SFAS No. 123(R) and presently do not expect any other potential impact will be significant. We currently intend to use the Black-Scholes option-pricing model.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS No. 123(R) and disclosures in MD&A subsequent to adoption of SFAS No. 123(R). SAB No. 107 does not change the accounting required by SFAS No. 123(R).

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

3. Discontinued Operations

During 2003, we completed the sale and divestiture of our broadline foodservice operations and stores businesses in Florida (collectively, the “Florida Operations”) and our Northern California Foodservice Operations. The sale and divestiture allow us to further concentrate our management focus on our core store operations and concentrate our resources to strengthen our balance sheet and on continued development of our store formats. We retained certain residual assets, liabilities and contingencies in conjunction with the sale transactions and divestitures. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements reflect the results of operations and financial position of the Florida Operations and the Northern California Foodservice Operations separately as discontinued operations.

The assets of the discontinued operations include land and building improvements of a distribution facility previously utilized in the Northern California Foodservice Operations and are presented in the consolidated balance sheets under the caption “Assets held for sale.” The liabilities of the discontinued operations are comprised of the remaining accounts payable and accrued liabilities. Loss from discontinued operations for each period primarily represents the residual activities in the Northern California Foodservice Operations and other adjustments to reserves of exiting the foodservice operations.

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented, in thousands except per diluted share values. Totals of per diluted share value may not aggregate due to rounding.

	2005	2004	2003
Sales	$—	$—	$305,472

Pre-tax loss from operations	$(1,105)	$(2,158)	$(44,018)
Pre-tax loss on sale and divestiture	—	—	(57,375)
Income tax benefit	443	821	32,858

Net loss from discontinued operations	$(662)	$(1,337)	$(68,535)

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
²

Under separate sale agreements, two Florida properties of the variable interest entity were sold to the buyer of the Florida Operations for cash consideration of $14.3 million, which was deposited to a real estate trust account that was reported as “Cash held in real estate trust” on our consolidated balance sheets. The sale of these two properties resulted in a pre-tax gain of $4.1 million recorded in the 2003 third quarter. The related cash proceeds were reported as a non-cash investing activity on the supplemental disclosure on our consolidated statement of cash flows for 2003. Included in Note 5 “Accounting Changes” below is a further discussion related to the real estate trust.
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

We have fully received all the proceeds related to the sale of the Northern California Foodservice Operations; however, we had a sales proceed receivable, net of estimated reserves, of $2.5 million at January 1, 2006 related to the sale of the Florida Operations of which $3.1 million was held in escrow pending final resolution of certain purchase price adjustment matters.

Included in the pre-tax loss from operations and the pre-tax loss from sale and divestiture for 2003 above was $19.4 million of reserves for lease termination costs, employee severance and related obligations and vendor and other obligations. The following table sets forth the charges, the activities and the remaining balances as of January 1, 2006, related to reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands.

	Lease termination costs	Employee severance and other obligations	Vendor and other obligations	Total
2003:
Charges	$13,281	$4,802	$1,300	$19,383
Payments	(7,804)	(2,514)	—	(10,318)

Balance at December 28, 2003	5,477	2,288	1,300	9,065
2004:
Adjustments	(1,020)	721	—	(299)
Payments	(1,666)	(2,337)	(1,300)	(5,303)

Balance at January 2, 2005	2,791	672	—	3,463
2005:
Adjustments	(547)	57	—	(490)
Payments	(852)	(598)	—	(1,450)

Balance at January 1, 2006	$1,392	$131	$—	$1,523

Adjustments in 2005 and 2004 reflect reductions in the Florida stores lease obligations and, additionally in 2004, an increase in Foodservice severance and related obligations.

4. Litigation and Other Charges

In the third quarter 2005, we recorded $19.0 million of pre-tax charges related to the settlement of a class action lawsuit involving wage and hour claims by our non-exempt employees in our California stores. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million (see Note 13 “Legal Actions”). In 2003, we recorded $13.8 million of pre-tax charges related to litigation reserves and financing fees associated with the amendments and waivers of the financial covenants contained in the revolving bank credit facility and real estate synthetic lease facility.

Payments made and applied against the reserves were $0.8 million in 2005, $9.5 million in 2004 and $2.8 million in 2003. The remaining balances of $15.4 million at January 1, 2006 and $1.5 million at January 2, 2005 are reflected in “Other accrued liabilities” on our consolidated balance sheets.

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

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA, which owned 53.5 percent of our common stock at January 1, 2006. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million.

During the process of sale and divestiture of the Florida Operations in 2003, proceeds of $14.3 million were generated through the sale of a Florida distribution facility and a Florida store property originally covered by the Lease Agreement. The Lease Agreement was thereafter amended to allow these proceeds to be held by the real estate trust for future purchases of replacement properties. These cash funds, which are restricted as to their use are reflected on our consolidated balance sheets as “Cash held in real estate trust.” During 2004, we sold six owned store locations to the real estate trust for $14.2 million in cash, which was then used to pay down the balance outstanding under our revolving bank credit facility. No gain or loss was recognized on this inter-company transaction. As of January 1, 2006, the Lease Agreement as amended, with a value of $86.5 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations, including the six replacement store properties.

The Lease Agreement is considered a variable interest entity and subject to consolidation under FIN No. 46. We adopted the provisions of FIN No. 46 as of June 15, 2003 and therefore included in our consolidated balance sheets the related properties under “Property, plant and equipment” and the related liabilities under “Current maturities of long-term debt and capital leases” and “Notes payable to affiliate” under current liabilities at January 1, 2006 due to its expiration in November 2006. The related long-term portion of the liabilities at January 2, 2005 was included under “Notes payable” and, for the Casino USA participation, under “Notes payable to affiliate” under the long-term liabilities section. The consolidated statement of operations for 2003 included a $5.3 million, net of tax, cumulative effect of a change in accounting principle, or $0.18 per diluted share, representing the cumulative amount of depreciation and interest expense, in excess of the rental income as of June 15, 2003.

The consolidated statements of operations also included $1.2 million in each of 2005 and 2004 and $0.7 million for 2003 of depreciation and interest expenses in excess of the rental income in the results from continuing operations. The consolidated statement of operations for 2003 included a $2.4 million gain, net of tax, from the sale of the two Florida properties in the results from discontinued operations.

Had consolidation of this variable interest entity been effective for all years presented, the net-of-tax impact to the operating results, excluding the gain on sale of the Florida properties, would have been $0.4 million, or $0.02 per basic and diluted share for 2003.

6. Debt

Amended Credit Facility

In November, 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At December 30, 2005, the six-month Eurodollar LIBOR rate was 2.64 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At January 1, 2006, $20.0 million of revolving loan and $13.1 million of letters of credit were outstanding. At January 1, 2006, we had $116.9 million available under our Amended Credit Facility.

Lease Agreement

As discussed in Note 5 “Accounting Changes,” we consolidated the Lease Agreement into our financial statements and the related $86.5 million notes payable were included in current liabilities on our consolidated balance sheet, under the captions “Current maturities of long-term debt and capital leases” and “Notes payable to affiliate” at January 1, 2006 due to its expiration in November 2006. The related long-term portion of the notes payable was included in long-term liabilities on our consolidated balance sheet, under “Notes payable” and “Notes payable to affiliate” at January 2, 2005.

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

The Amended Credit Facility expires on November 18, 2009 and accordingly, the obligation under this agreement has been classified as a long-term liability in our consolidated balance sheet as of January 1, 2006. The Lease Agreement expires on November 30, 2006 and accordingly, our obligation under this agreement has been classified as a current liability in our consolidated balance sheet as of January 1, 2006. However, it is our intention to finance the election of the option discussed in Note 5 “Accounting Change” to purchase the properties under the Lease Agreement prior to its expiration. Our outstanding obligation under the Lease Agreement was classified as a long-term liability at January 2, 2005.

Interest

Interest paid on our long-term debt aggregated $9.8 million for 2005, $14.4 million for 2004 and $15.2 million for 2003. The effective interest rate on our variable-rate debt was 5.26 percent at January 1, 2006 and 3.67 percent at January 2, 2005.

Principal payments

Aggregate future principal payments of our debt are as follows, dollars in thousands:

Fiscal Year:
2006	$86,528
2009	20,000

Total	$106,528

The fair value of our debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturity, approximates the carrying amount.

7. Lease Obligations

As of 2005 yearend, the principal real and personal properties that we leased included store, office and warehouse buildings and delivery and computer equipment. Of our operating stores, 164 store properties were leased directly from third party lessors and nine stores were on real property that is ground leased from third party lessors. These leases had an average remaining lease term of eight years as of 2005 yearend.

Lease expense for operating leases from continuing operations included in the accompanying financial statements was $32.9 million for 2005, $29.1 million for 2004 and $26.1 million for 2003. All lease expenses were paid to third party lessors.

Aggregate minimum future lease payments for real property, as well as equipment and other property at 2005 yearend are as follows, in thousands:

	Operating Leases	Capital Leases
Fiscal Year:
2006	$38,443	$899
2007	36,634	737
2008	34,705	656
2009	32,794	433
2010	30,245	247
Subsequent to 2010	171,292	91

Future minimum lease payments	$344,113	3,063

Less amount representing interest		522

Present value of future lease payments		$2,541

Capital lease obligations vary in amount with interest rates ranging from 7.50 percent to 10.00 percent. Interest paid in relation to capital leases aggregated $0.3 million for 2005, $0.5 million for 2004 and $0.7 million for 2003. Assets under capital leases consist of store locations and equipment. Amortization of assets under capital leases is included with amortization on owned assets.

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

Defined benefit plans

We have a funded noncontributory defined benefit retirement plan covering substantially all full time employees following a vesting period of five years of service. The plan provides defined benefits based on years of service and final average salary. We fund this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). We use a measurement date of December 31 for this pension plan. As of January 1, 2006, the funded status of the accumulated benefit obligation was 82.6%. We are not required to make any contributions for the 2006 plan year pursuant to the minimum funding requirement of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2006.

The following tables set forth the changes in benefit obligation and plan assets of this plan for 2005 and 2004, in thousands:

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$86,644	$73,663
Service cost	3,835	3,077
Interest cost	5,711	4,853
Actuarial loss	9,853	7,270
Benefits paid	(1,983)	(2,219)

Benefit obligation at end of year	104,060	86,644

Change in Plan Assets
Fair value of plan assets at beginning of year	65,169	47,286
Actual return on plan assets, net of expenses	3,949	5,102
Employer contribution	6,000	15,000
Benefits paid	(1,983)	(2,219)

Fair value of plan assets at end of year	73,135	65,169

Funded Status	(30,925)	(21,475)
Unrecognized net actuarial loss	38,216	30,018
Unrecognized prior service cost	983	1,359

Net amount recognized	$8,274	$9,902

Amounts, in thousands, recognized in the consolidated balance sheets consist of

	January 1, 2006	January 2, 2005
Accrued benefit cost	$(15,457)	$(7,900)
Intangible assets	983	1,359
Accumulated other comprehensive income	22,748	16,443

Net amount recognized	$8,274	$9,902

The following table shows the projected benefit obligation, the accumulated benefit obligation and the plan assets, in dollar amounts and as a percentage of the projected benefit obligation and the accumulated benefit obligation, respectively, as of each fiscal yearend, dollar amounts in thousands:

	January 1, 2006	January 2, 2005
Projected benefit obligation	$104,060	$86,644
Accumulated benefit obligation	88,593	73,069
Fair value of plan assets	73,135	65,169
Fair value of plan assets as a percentage of the projected benefit obligation	70.3%	75.2%
Fair value of plan assets as a percentage of the accumulated benefit obligation	82.6%	89.2%

The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive income for the fiscal years indicated are as follows, in thousands:

	2005	2004	2003
Service cost component	$3,835	$3,077	$2,663
Interest cost component	5,711	4,853	4,273
Expected return on plan assets	(5,550)	(4,581)	(3,035)
Amortization of transition obligation	—	—	97
Amortization of prior service cost	376	376	376
Amortization of net actuarial loss	3,256	2,219	2,078

Net periodic benefit cost	$7,628	$5,944	$6,452

Increase in minimum liability included in other comprehensive income	$6,305	$2,880	$1,046

The weighted-average assumptions used to determine benefit obligations for this plan at yearend were as follows:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.25%
Rate of compensation increase	3.75%	4.00%	4.00%

We determine the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rate of Moody’s Aa Corporate and with maturities that are consistent with the projected future cash flow obligations.

The weighted-average assumptions used to determine net periodic benefit cost for the fiscal years indicated were as follows:

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Expected long-term return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	4.00%	4.50%	4.50%

Our assumptions for the expected long-term rate of return on assets in our pension plan to determine the net periodic benefit cost is 8.50 percent for 2005 and 2006. We determine the expected long-term rate of return on plan assets based on an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long term time horizon. The approach relies on the historical returns of our plan’s portfolio and relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments can generate a greater return over the long run.

Plan assets are managed by outside investment managers and rebalanced among managers periodically at our direction to realign assets to our target allocation. The managers allocate assets to individual investments within guidelines specified by us. Our strategy with respect to the plan asset investments has been to allocate a larger proportion to equities to achieve returns that sufficiently grow assets to cover the benefit obligations within acceptable risk parameters. The plan asset allocation at the end of 2005 and 2004, and target allocation for 2006, in percentages, by asset category are as follows:

	Target Allocation 2006	January 1, 2006	January 2, 2005
Equity securities	65%	65%	55%
Debt securities	32	30	41
Cash and cash equivalents	3	5	4

Total	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, in thousands:

Fiscal Year:
2006	$2,275
2007	2,482
2008	2,691
2009	2,951
2010	3,169
2011-2015	21,704

Multi-employer pension plan

We contribute to a multi-employer pension plan administered by a trustee on behalf of our 135 union employees. Contributions to this plan are based upon negotiated labor contracts. Information relating to benefit obligations and fund assets, as they may be allocable to us, at January 1, 2006 is not available. Pension expense for this plan was $0.8 million for 2005, $0.7 million for 2004 and $0.6 million for 2003.

Defined contribution plans

We offer all qualified employees participation in a defined contribution plan, which is qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan (the “S&F Savings Plan”) covers all of our employees who have completed at lease three months of services. The S&F Savings Plan allowed participants to contribute up to 75% of their eligible compensation, not exceeding $14,000 for participants under age of 50 or $18,000 for employees at age of or over 50 in aggregate for 2005. We automatically matched 33% of each dollar contributed up to 6% of the participant’s eligible compensation. Contributions made to the S&F Savings Plan were $1.7 million for 2005, $1.5 million for 2004 and $1.4 million for 2003. Additionally, we may at our discretion match up to an additional 75% of each dollar contributed up to 6% of participants’ eligible compensation if we exceed certain financial and profitability goals. We did not provide an additional match in 2005, 2004 or 2003.

Deferred compensation plan

We have in place a nonqualified deferred compensation program, which permits key employees and members of the Board of Directors to annually elect individually to defer up to 100% of their current year compensation until retirement. The retirement benefit to be provided is a function of the amount of compensation deferred. We have invested in corporate-owned life insurance policies which provide partial funding for the plan. The cash surrender value of these policies amounted to $12.8 million at 2005 yearend and $11.6 million at 2004 yearend and is included in “Other assets” in the accompanying consolidated balance sheets.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP. The cash surrender value of these policies amounted to $9.8 million at 2005 yearend and $8.5 million at 2004 yearend and is included in “Other assets” in the accompanying consolidated balance sheets. We use a measurement date of December 31 for the SERP.

The following tables set forth the changes in benefit obligation and plan assets for 2005 and 2004, in thousands:

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$12,843	$10,168
Service cost	361	383
Interest cost	756	629
Actuarial loss	604	1,850
Benefits paid	(447)	(187)

Benefit obligation at end of year	14,117	12,843

Employer contribution	447	187
Benefits paid	(447)	(187)

Fair value at yearend	$—	$—

Funded Status	(14,117)	(12,843)
Unrecognized net actuarial loss	4,429	4,058
Unrecognized prior service cost	1,166	1,298

Accrued benefit cost	$(8,522)	$(7,487)

Amounts, in thousands, recognized in the consolidated balance sheets consist of

	January 1, 2006	January 2, 2005
Accrued benefit cost	$(8,522)	$(7,487)
Additional minimum liability	(3,155)	(3,903)
Intangible assets	1,166	1,298
Accumulated other comprehensive income	1,989	2,605

Net amount recognized	$(8,522)	$(7,487)

The accumulated benefit obligation for this plan was $11.7 million at 2005 yearend and $11.4 million at 2004 yearend.

The components included in the net periodic benefit cost for each of the fiscal years indicated are as follows, in thousands:

	2005	2004	2003
Service cost component	$362	$383	$302
Interest cost component	757	629	588
Amortization of prior service cost	131	131	131
Amortization of net actuarial loss	233	103	43

Net periodic benefit cost	$1,483	$1,246	$1,064

The weighted-average assumptions used to determine benefit obligations at yearend of the fiscal years indicated are as follows:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.10%
Rate of compensation increase	4.25%	4.50%	4.50%

The weighted-average assumptions used to determine net periodic benefit cost for each of the fiscal years indicated are as follows:

	2005	2004	2003
Discount rate	6.00%	6.10%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, in thousands:

Fiscal Year:
2006	$782
2007	782
2008	858
2009	858
2010	924
2011-2015	5,997

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

In December 2003, the Medical Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FSP 106-1, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. FSP 106-1 was effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act was a one-time election that must have been made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date were first included in reported financial information pursuant to the requirements of SFAS No. 106. In accordance with FSP 106-1, we elected to defer accounting for the Act. FSP 106-2 superseded FSP 106-1 when it became effective for our fourth quarter of 2004. At 2005 yearend, we determined that the current benefits provided to certain participants are actuarially equivalent to Medicare Part D. The accumulated pension benefit obligation at January 1, 2006 in this note includes the effect of the Act of $0.4 million representing a reduction of such obligation. The net periodic postretirement benefit cost in our consolidated financial statements and the accompanying note do not reflect the effect of the Act. We expect the impact of the Act for 2006 to be immaterial.

The reconciliation of benefit obligation and plan assets for 2005 and 2004 are aggregated as follows:

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$17,040	$14,963
Service cost	679	551
Interest cost	1,040	960
Plan participants’ contributions	203	175
Actuarial loss	384	1,408
Benefits paid	(1,056)	(1,017)

Benefit obligation at end of year	18,290	17,040

Change in Plan Assets
Employer contribution	853	842
Plan participants’ contributions	203	175
Benefits paid	(1,056)	(1,017)

Fair value of plan assets at end of year	—	—

Funded Status	(18,290)	(17,040)
Unrecognized net actuarial loss (gain)	134	(250)
Unrecognized prior service cost	173	189

Net amount recognized	$(17,983)	$(17,101)

The components included in the postretirement benefit cost for each of the fiscal years indicated are as follows, in thousands:

	2005	2004	2003
Service cost component	$679	$551	$438
Interest cost component	1,040	960	882
Amortization of prior service cost	16	16	11
Amortization of net actuarial gain	—	—	(125)

Net periodic benefit cost	$1,735	$1,527	$1,206

The accumulated postretirement benefit obligation for this plan was $18.0 million at January 1, 2006 and $17.1 million at January 2, 2005.

The weighted-average discount rate used to determine benefit obligations for this plan was 5.75% for 2005 yearend and 2004 yearend and 6.25% for 2003 yearend.

The weighted-average discount rate used to determine net periodic benefit cost was 5.75% for 2005, 6.25% for 2004 and 6.75% for 2003.

For measurement purposes, we used the following assumptions in regard to health care cost trend at 2005 yearend and 2004 yearend:

	2005	2004
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2009	2009

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

We offer a defined dollar benefit plan providing a maximum fixed dollar amount of coverage that does not increase with medical inflation. A one-percentage-point change in assumed health care cost trend rates above would have the following effects, in thousands:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components of net periodic expense	$4	$(6)
Effect on accumulated postretirement benefit obligation	111	(147)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, in thousands:

Fiscal Year:
2006	$771
2007	829
2008	913
2009	983
2010	1,079
2011-2015	6,807

9. Income Taxes

The effective tax rate from continuing operations was 36.7% for 2005, 38.0% for 2004 and 41.8% for 2003. Reconciliation between the federal statutory income tax rate of 35.0% and the effective tax rate from continuing operations for each year is as follows, in thousands:

	2005	2004	2003
Income tax at federal statutory rate	$11,602	$17,240	$7,729
State income taxes, net of federal tax benefit	1,681	2,373	1,032
Tax credits	(302)	(254)	(324)
Change in valuation allowance	(498)	(461)	—
Other items, net	(303)	(180)	792

Income taxes	$12,180	$18,718	$9,229

The total tax credits available were $1.6 million at 2005 yearend, $1.2 million at 2004 yearend and $0.8 million at 2003 yearend. These tax credits primarily include California state tax incentive programs designed to encourage employers hiring from targeted groups and various other smaller tax credits.

In accordance with SFAS No. 5 “Accounting for Contingencies”, we record tax contingencies, when the exposure item becomes probable and reasonably estimable. We accrued $2.4 million of tax contingency reserve in 2003 and an additional $0.4 million in 2004. In 2005, we reversed $0.3 million of this reserve. We recorded interest, net of any applicable related tax benefit, on potential tax contingencies as a component of our tax expense. The interest amount recorded during 2005 was $0.2 million. As of January 1, 2006, we had tax contingency reserves of approximately $2.7 million.

Provision for income taxes for the years indicated consists of the following, in thousands:

	2005	2004	2003
Current
Federal	$19,348	$17,521	$13,681
State	2,981	2,489	1,738

	22,329	20,010	15,419
Deferred
Federal	(8,849)	(1,133)	(5,485)
State	(1,300)	(159)	(705)

	(10,149)	(1,292)	(6,190)

Income taxes	$12,180	$18,718	$9,229

A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset, in thousands, consist of the following:

	January 1, 2006	January 2, 2005
Employee benefits including postretirement and postemployment reserves	$28,206	$25,324
Net operating loss and capital loss carryforwards	8,159	8,657
Operating reserves and accruals	12,636	6,067
Property, plant and equipment depreciation differences	3,115	509
Other	(2,172)	(2,017)

Subtotal	49,944	38,540
Valuation allowance	(8,159)	(8,657)

Net deferred tax asset	$41,785	$29,883

The deferred tax asset is reflected in our consolidated balance sheet at 2005 yearend as a current asset of $13.0 million and a long-term asset of $28.7 million. The valuation allowance of $8.2 million at January 1, 2006 relates to the capital loss and state net operating loss carryforwards for which we have concluded it is more likely than not that these carryforwards will not be fully utilized in the ordinary course of business.

At January 1, 2006, we had approximately $17.7 million of federal capital loss carryforwards, which will expire in 2008, and $14.7 million of net operating loss carryforwards for state income tax purposes, which begin to expire in 2017. The utilization of these net capital loss and net operating loss carryforwards may be limited in a given year.

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

Taxes paid, in thousands, for each of the fiscal years indicated are as follows:

	2005	2004	2003
Tax sharing payments made to (received from) Casino USA	$347	$2,772	$(922)
Taxes paid for states other than California	363	18	101
Taxes paid to federal government	13,391	5,700	650

Total tax paid (sharing received)	$14,101	$8,490	$(171)

10. Related Party Transactions

Services and transactions with Casino USA

We perform various administrative services for Casino USA. The costs of these services, $0.1 million for 2005 and $0.3 million for each of 2004 and 2003, were charged to Casino USA. We expect to continue to provide these administrative services to Casino USA at the estimated costs. These administrative and service charges result from an undertaking to provide the respective service in the most cost-effective manner, taking advantage of each entity’s internal administrative structure. We believe that the allocation method is reasonable.

We have a five-year operating lease agreement with a national banking association as discussed in Note 5 “Accounting Changes”. Banks and financing institutions as well as Casino USA are participants in this transaction. Casino USA’s share of participation of $33.1 million was reported as “Notes payable to affiliate” in the current liabilities section on our consolidated balance sheet at January 1, 2006 due to its expiration in November 2006. Casino USA’s share of participation of $33.1 million at January 2, 2005 was reported as “Notes payable to affiliate” in the long-term liabilities section on our consolidated balance sheet. The interest expense related to those notes was $3.1 million for 2005, $3.0 million for 2004 and $1.8 million for 2003. The interest expense for the first two quarters of 2003, aggregating $0.7 million was reflected as rental expense in cost of sales before we adopted FIN No. 46 as of June 15, 2003. The interest expense for 2005, 2004 and the second half of 2003 were reported under “Interest expense, net” on our consolidated statement of operations. Interest expense related to intercompany advances from Casino USA was insignificant.

SFDN rental charges

We received $0.3 million for 2005 for two store locations and $0.1 million for each of 2004 and 2003 for one store location in rental payments from SFDN under a ground lease from an unrelated third party.

11. Employment/Consulting Agreements

We had agreements in effect during 2005 including an agreement with our Chairman of the Board and an employment agreement with our Chief Executive Officer.

These agreements contain provisions for base salary and bonuses, and expire between 2005 and 2007. Annual payments under these agreements were approximately $1.3 million in 2005 and $3.0 million in 2004 and will total approximately $0.8 million in fiscal 2006. These agreements contain provisions in the event of a change in control whereby the employees are entitled to lump sum cash payments and bonuses and certain other benefits.

We have severance agreements with certain former employees. These severance agreements provide for cash payments and continuation of certain benefits, which may include health insurance and stock options. Annual cash payments, excluding those reserves for employee severance and related obligations discussed in Note 3 “Discontinued Operations,” under these agreements were approximately $0.8 million in 2005 and $1.0 million in 2004, and will total approximately $0.1 million in 2006.

12. Stock-Based Compensation

In 1997 we adopted and thereafter amended, the Long-Term Equity Compensation Plan (“Equity Compensation Plan”) expiring December 31, 2010, under which 5,100,000 shares of common stock are available for award as stock options, stock appreciation rights, restricted stock awards, and performance units or performance shares. Beginning in 2002, the number of shares available under the Equity Compensation Plan increases each year by the number of shares issued by reason of awards being exercised or vested.

In 2005, we adopted the Long-Term Equity Compensation Plan for Non-Employee Directors (“Non-Employee Plan”), which became effective as of May 20, 2005 and expires May 19, 2015. Under the Non-Employee Plan, 375,000 shares of common stock are initially available for awards as stock options, stock appreciation rights and restricted stock to our non-employee directors. The number of shares available under the Non-Employee Plan increases each year by the total number of awards exercised and/or in the case of restricted stock awards, vested, not exceeding a maximum amount pursuant to the plan.

Stock options

The option exercise price under the Equity Compensation Plan and the Non-Employee Plan is to be at least equal to 100% of the fair market value of our common stock on the date the option is granted. At January 1, 2006 we also had options outstanding under the Non-Employee Director Stock Plan, as amended (“Director Plan”) that expired on February 2005 and no future grants can be made under this plan. The option exercise price under the Director Plan is to be at least equal to 100% of the fair market value of our common stock on the date the option is granted. We also had a Stock Incentive Plan that allowed options to be granted at an exercise price of no less than 85% of the fair market value of our common stock at the time the option was granted. Options for officers and directors granted at the time of our initial public offering were granted with an exercise price equal to 85% of the fair market value of our common stock on the date of grant under the Stock Incentive Plan. Options for directors elected subsequent to our initial public offering and options for officers and management have been granted with an exercise price equal to the fair market value of our common stock at the time of grant. The Stock Incentive Plan expired in June 2001 and no future grants can be made under this plan.

Options under these plans generally vest over a four-year period. Certain options granted in 1999 vest over a five-year period for management and a three-year period for directors. All options may be exercised for up to ten years from the date of grant. We anticipate making additional stock-based compensation awards in the future.

During 2005 we modified and accelerated the vesting of 438,200 shares of unvested stock options to reduce the future expense to be recognized after the adoption of FAS No. 123R. The expense recognized in 2005 as a result of this modification is immaterial.

A summary of changes in the shares under option follows:

	Shares	Weighted Average Price
Shares under option at 2002 yearend:	3,257,989	$10.03

2003:
Options granted(a)	1,358,450	5.11
Options exercised	(7,650)	5.25
Options canceled	(139,199)	9.88

Shares under option at 2003 yearend	4,469,590	8.55

Shares exercisable at 2003 yearend	2,124,686	10.27

2004
Options granted(a)	616,650	13.04
Options exercised	(762,577)	8.92
Options canceled	(49,441)	6.35

Shares under option at 2004 yearend	4,274,222	9.15

Shares exercisable at 2004 yearend	1,995,743	$10.27
2005:
Options granted(a)	296,330	14.15
Options exercised	(1,066,332)	8.28
Options canceled	(69,984)	12.59

Shares under option at 2005 yearend	3,434,236	9.79

Shares exercisable at 2005 yearend	2,597,850	10.90

(a)	All options were granted with exercise prices at fair market value at time of grant.

Stock options outstanding at January 1, 2006 are as follows:

Range of Exercise Prices	Number Outstanding as of 01/01/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 3.4600 - $ 3.5600	40,966	7.39	$3.4851
$ 4.2800	409,166	7.13	4.2800
$ 4.4000 - $ 6.3750	190,666	6.89	5.0370
$ 6.5000	413,600	7.71	6.5000
$ 6.8750 - $ 9.2500	533,878	3.94	8.3663
$ 9.3750 - $ 10.1320	520,733	5.71	9.9838
$ 10.1880 - $ 12.1250	191,500	4.55	10.8533
$ 12.8900	538,000	8.13	12.8900
$13.0000 - $ 15.2000	349,827	8.31	14.5609
$16.1700 - $ 22.8750	245,900	2.53	17.4483

$ 3.4600 - $22.8750	3,434,236	6.28	$9.7855

Stock options exercisable as of January 1, 2006 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 3.4600 - $ 3.5600	18,105	$3.4790
$ 4.2800	132,507	4.2800
$ 4.4000 - $ 6.3750	90,612	5.2367
$ 6.5000	137,876	6.5000
$ 6.8750 - $ 9.2500	522,449	8.3634
$ 9.3750 - $10.1320	457,474	10.0096
$ 10.1880 - $ 12.1250	135,600	10.8504
$ 12.8900	538,000	12.8900
$ 13.0000 - $ 15.2000	319,327	14.6651
$ 16.1700 - $ 22.8750	245,900	17.4483

$ 3.4600 - $22.8750	2,597,850	$10.9048

Shares of common stock available for future award under the Equity Compensation Plan were 1,478,262 at 2005 yearend, 612,358 at 2004 yearend and 715,986 at 2003 yearend.

Exchange Program

In the fourth quarter of 2000, the Board of Directors approved a program for the voluntary exchange (the “Exchange Program”) of certain outstanding options with an exercise price of $14.00 or higher per share for shares of common stock issued as restricted stock under the terms of the Equity Compensation Plan. The related compensation expense recognized over the vesting period was an immaterial amount in 2004 and $0.5 million for 2003.

Restricted stock

During 2005, we granted an aggregate of 75,833 shares of restricted stock, which remained unvested at January 1, 2006, with the weighted average grant date fair value of $14.83 per share and total grant value of $1.1 million. During 2004, we granted 60,000 shares of restricted stock, which remained unvested at January 1, 2006 with the weighted average grant date fair value of $12.89 per share and total grant value of $0.8 million. We granted 266,500 shares of restricted stock, with the weighted average grant date fair value of $4.28 per share and a total grant value of $1.1 million, under the Equity Compensation Plan during 2003.

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

The 2003 grants attained the performance objective within the same year and accordingly, we recorded $1.0 million of compensation expense related to the accelerated vesting of the 2003 grants. Compensation expense associated with the restricted stock grants, including the 2003 accelerated vesting, other than the issuance associated with the Exchange Program, was $0.4 million for 2005, 0.2 million for 2004 and $1.2 million for 2003.

13. Legal Actions

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On November 4, 2005, the court granted preliminary approval of the settlement. We recorded a pre-tax charge of $19.0 million in our 2005 third quarter to account for the class member wage and hour claims, attorney fees, and administrative expenses of the settlement. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million. Based on the terms of the settlement, we currently anticipate the cash distributions under the settlement agreement will be made in the first fiscal quarter of 2006.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course from our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

SMART & FINAL INC.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year 2005 (A)
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 16 Weeks (C)	Fourth Quarter 12 Weeks (C)	Total 52 Weeks (C)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$427,625	$484,105	$634,371	$456,833	$2,002,934
Cost of sales, buying and occupancy	359,450	404,373	524,996	380,061	1,668,880

Gross margin	68,175	79,732	109,375	76,772	334,054
Operating and administrative expenses	60,217	64,324	88,903	65,312	276,756
Litigation and other charges	—	—	19,000	(4,300)	14,700

Income from operations	7,958	15,408	3,472	15,760	42,598
Interest expense, net	2,209	2,171	2,882	2,188	9,450

Income from continuing operations before income tax provision	5,749	13,237	590	13,572	33,148
Income tax provision	(2,238)	(5,211)	(136)	(4,595)	(12,180)
Equity (loss) earnings of joint venture	(10)	165	497	408	1,060

Income from continuing operations	3,501	8,191	951	9,385	22,028
Discontinued operations, net of tax	(306)	(100)	(128)	(128)	(662)

Net income	$3,195	$8,091	$823	$9,257	$21,366

Earnings (Loss) per common share:
Earnings per common share from continuing operations	$0.11	$0.27	$0.03	$0.30	$0.71
Loss per common share from discontinued operations	(0.01)	—	—	—	(0.02)

Earnings per common share	$0.10	$0.26	$0.03	$0.30	$0.69

Weighted average common shares	30,640,607	30,742,029	30,883,785	31,083,398	30,841,019

Earnings (loss) per common share, assuming dilution:
Earnings per common share, assuming dilution, from continuing operations	$0.11	$0.26	$0.03	$0.29	$0.69
Loss per common share, assuming dilution, from discontinued operations	(0.01)	—	—	—	(0.02)

Earnings per common share, assuming dilution	$0.10	$0.25	$0.03	$0.29	$0.66

Weighted average common shares and common share equivalents (B)	32,273,240	31,830,075	32,229,174	32,256,850	32,153,630

(A)	Fiscal year 2005 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter. Per share amounts may not aggregate due to rounding.
(B)	The weighted average common shares and common share equivalents include the common stock equivalents related to stock options and restricted stock not fully vested.
(C)	Results of 2005 third quarter reflect a $19.0 million pre-tax litigation charge related to the settlement of a class action lawsuit and results of 2005 fourth quarter reflect a $4.3 million pre-tax reversal adjustment to this litigation charge. The 2005 full year litigation charge was $14.7 million.

SMART & FINAL INC.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year 2004 (A)
	First Quarter 12 Weeks (C)	Second Quarter 12 Weeks	Third Quarter 16 Weeks	Fourth Quarter 13 Weeks(D)	Total 53 Weeks
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$423,473	$457,794	$603,161	$471,151	$1,955,579
Cost of sales, buying and occupancy	350,498	380,603	494,466	390,923	1,616,490

Gross margin	72,975	77,191	108,695	80,228	339,089
Operating and administrative expenses	58,110	60,352	85,470	72,723	276,655

Income from operations	14,865	16,839	23,225	7,505	62,434
Interest expense, net	3,689	3,722	3,448	2,319	13,178

Income from continuing operations before income tax provision	11,176	13,117	19,777	5,186	49,256
Income tax provision	(4,474)	(5,247)	(7,908)	(1,089)	(18,718)
Equity (loss) earnings in joint venture	(106)	460	131	508	993

Income from continuing operations	6,596	8,330	12,000	4,605	31,531
Discontinued operations, net of tax	(399)	(221)	(302)	(415)	(1,337)

Net income	$6,197	$8,109	$11,698	$4,190	$30,194

Earnings (Loss) per common share:
Earnings per common share from continuing operations	$0.22	$0.28	$0.40	$0.15	$1.04
Loss per common share from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

Earnings per common share	$0.21	$0.27	$0.39	$0.14	$1.00

Weighted average common shares	29,870,909	30,051,810	30,248,982	30,605,517	30,206,190

Earnings (Loss) per common share, assuming dilution:
Earnings per common share, assuming dilution, from continuing operations	$0.21	$0.26	$0.37	$0.14	$0.99
Loss per common share, assuming dilution, from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

Earnings per common share, assuming dilution	$0.20	$0.26	$0.36	$0.13	$0.95

Weighted average common shares and common share equivalents (B)	31,259,320	31,557,253	32,183,765	32,332,075	31,868,983

(A)	Fiscal year 2004 consists of twelve-week periods in the first and second quarters, one sixteen-week period in the third quarter and one thirteen-week period in the fourth quarter. Per share amounts may not aggregate due to rounding.
(B)	The weighted average common shares and common share equivalents include the common stock equivalents related to stock options and restricted stocks not fully vested.
(C)	Results of 2004 first quarter reflect the impact from the strike and lockout between the United Foods and Commercial Workers Union and three major grocery chains in Southern California which was settled at the end of February 2004.
(D)	Results of 2004 fourth quarter included $2.5 million pre-tax impairment charge associated with capitalized software costs.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 1, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic Securities and Exchange Commission reports.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended January 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Smart & Final Inc. management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of January 1, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Smart & Final Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Smart & Final Inc. maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smart & Final Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Smart & Final Inc. maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Smart & Final Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smart & Final Inc. as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2006 of Smart & Final Inc. and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 1, 2006

Item 9B. OTHER INFORMATION

None.

PART III

The information required by Part III of Form 10-K (items 10 through 14) is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held May 17, 2006. Such Proxy Statement involves the election of directors and we intend to file such Proxy Statement not later than 120 days after our last fiscal yearend. If the Proxy Statement is not filed with the SEC within such 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Smart & Final Inc., incorporated by reference to Appendix A from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2004.

3.2	Amended and Restated Bylaws of Smart & Final Inc., incorporated by reference to Appendix B from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2004.

10.1	Tax Termination Agreement, dated as of August 6, 1991, by and between the Company and Casino USA, as amended (including as an exhibit thereto the Tax Allocation Agreement, dated as of November 5, 1984, by and between the Company and Casino USA, as amended), incorporated by reference to Exhibit Number 10.22 from our Annual Report on Form 10-K for the fiscal year ended January 2, 1994, filed with the SEC on April 4, 1994. (SEC File No. 001-10811)

10.4**	Smart & Final Inc. Supplemental Deferred Compensation Plan, as amended and restated through May 16, 2000, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.5**	Smart & Final Inc. Directors Deferred Compensation Plan, as amended and restated through March 31, 1999, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.7	Smart & Final Inc. Trust for Deferred Compensation Plans, incorporated by reference to Exhibit Number 10.68 from our Annual Report on Form 10-K for the fiscal year ended December 29, 1996, filed with the SEC on March 25, 1997. (SEC File No. 001-10811)

10.8**	Supplemental Executive Retirement Plan Master Plan Document, incorporated by reference to Exhibit Number 10.86 from our Annual Report on Form 10-K for the fiscal year ended January 4, 1998, filed with the SEC on April 1, 1998; as amended by the First Amendment to the Supplemental Executive Retirement Plan Master Plan Document, incorporated by reference to Exhibit Number 10.86 from our Quarterly Report on Form 10-Q for the quarter ended March 28, 1999, filed with the SEC on May 3, 1999. (SEC File No. 001-10811)

10.9**	Smart & Final Inc. Long-Term Equity Compensation Plan (amended and restated), incorporated by reference to Exhibit A from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 13, 2002.

10.12	Smart & Final Non-Employee Director Stock Plan (amended and restated), incorporated by reference to Exhibit B from our Definitive Proxy Statement on

Schedule 14A, filed with the SEC on June 13, 2002.

10.13**	First Amendment to Deferred Compensation Agreements, dated as of October 23, 2000, incorporated by reference to Exhibit Number 10.128 from our Quarterly Report on Form 10-Q for the quarter ended October 8, 2000, filed with the SEC on November 11, 2000.

10.15	Participation Agreement, dated as of November 30, 2001, by and among the Company, as Lessee, and various parties, as Guarantors, Holders and Lenders, and Wells Fargo Bank Northwest, National Association, as Owner Trustee, and Fleet Capital Corporation, as Administrative Agent and Arranger, and Natexis Banques Populaires, as Documentation Agent, incorporated by reference to Exhibit Number 10.18 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.16	Credit Agreement, dated as of November 30, 2001, among Wells Fargo Bank Northwest, National Association, as the Owner Trustee, various parties, as the Lenders, and Fleet Capital Corporation, as the Agent, incorporated by reference to Exhibit Number 10.19 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.17	Lease Agreement, dated as of November 30, 2001, between Wells Fargo Bank, Northwest, National Association, as Owner Trustee and Lessor, and the Company, as Lessee, incorporated by reference to Exhibit Number 10.20 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.20	Waiver and Amendment Agreement No. 1, dated June 4, 2002, among the Company, as Lessee, Wells Fargo Bank Northwest, National Association, as Owner Trustee and Lessor, and various parties, as Lenders and as Guarantors, incorporated by reference to Exhibit Number 99.1 from our Current Report on Form 8-K, dated June 4, 2002 and filed with the SEC on June 10, 2002.

10.24	Waiver and Amendment Agreement No. 2, dated February 14, 2003, among the Company, as Lessee, Wells Fargo Bank Northwest, National Association, as Owner Trustee and Lessor, and various parties, as Lenders and as Guarantors, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.26	Supply Agreement made and entered into as of the 16th day of May, 2003 by and between Unified Western Grocers, Inc. and Smart & Final Oregon, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment being filed with the SEC), incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 15, 2003, filed with the SEC on July 25, 2003.

10.27	Amendment Agreement No. 3 effective as of June 1, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 15, 2003, filed with the SEC on July 25, 2003.

10.30	Waiver and Amendment Agreement No. 4 dated and effective as of July 11, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.32	Share Purchase Agreement dated as of August 6, 2003 by and between Smart & Final Inc. and American Foodservice Distributors and GFS Holding, Inc. and related exhibits, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.33	Asset Purchase Agreement dated as of August 6, 2003 by and among Smart & Final Inc, Smart & Final Stores Corporation, American Foodservice Distributors and GFS Holding, Inc. and GFS Orlando, LLC, and GFS Stores, LLC and related exhibits, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.35	Consent, Waiver, Collateral Release and Amendment Agreement No. 5A dated as of September 3, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.37	First Supplement to Consent, Waiver, Collateral release and Amendment Agreement No. 5A dated as of September 5, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.39	Sixth Amendment and Waiver to Lease Agreement dated as of September 12, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.41	Consent, Waiver and Amendment Agreement No. 5B dated as of September 26, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.44	Amendment Agreement No. 7 dated as of October 21, 2003 between Wells Fargo Bank Northwest, national Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.45**	Amended and Restated Employment Agreement between Smart & Final Inc. and Etienne Snollaerts dated as of May 17, 2004, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 13, 2004, filed with the SEC on July 20, 2004.

10.46**	2004 Executive Severance Plan, Smart & Final Inc., effective January 1, 2004, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, filed with the SEC on March 10, 2004.

10.49	First Amendment to Smart & Final Non-Employee Director Stock Plan (amended & restated), incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 21, 2004, filed with the SEC on April 28, 2004.

10.50	Consent and dated as of March 8, 2004 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2004, filed with the SEC on November 10, 2004.

10.51	Eighth Amendment, Waiver and Collateral Release dated as of April 8, 2004 by and among BNP Paribas and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2004, filed with the SEC on November 10, 2004.

10.52	Amended and Restated Credit Agreement dated as of November 18, 2004, among the Company as Borrower, and various parties, as Lenders, BNP Paribas, as Administrative Agent and Lead Arranger, Union Bank of California, National Association, as Syndication Agent, and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, as Documentation Agent, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, filed with the SEC on March 11, 2005.

10.53	Reaffirmation Agreement dated as of November 18, 2004 among the Company and its affiliates as Grantors, Wells Fargo Bank Northwest, National Association, as Owner Trustee and BNP Paribas as Administrative Agent, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, filed with the SEC on March 11, 2005.

10.54	Trademark Security Agreement dated as of November 18, 2004, among the Company and its affiliates as Grantors and BNP Paribas, as Administrative Agent, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, filed with the SEC on March 11, 2005.

10.55	Amended and Restated Supply Agreement dated as of the 15th day of March, 2005 between Unified Western Grocers, Inc. and Smart & Final Oregon, Inc. and Smart & Final Stores (portions of this exhibit have been omitted pursuant to a request for confidential treatment being filed with the SEC), incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, filed with the SEC on May 4, 2005.

10.56	Waiver and Amendment No. 8 dated as of May 3, 2005 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, filed with the SEC on May 4, 2005.

10.57**	Smart & Final Inc. Long-Term Equity Compensation Plan for Non-Employee Directors, incorporated by reference to Appendix B from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2005.

10.58**	Form of Award Agreement for Smart & Final Inc. Long-Term Equity Compensation Plan For Non-Employee Directors, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 19, 2005, filed with the SEC on July 20, 2005.

10.59**	Consulting Agreement dated May 19, 2005 between Smart & Final Inc. and Ross Roeder, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 19, 2005, filed with the SEC on July 20, 2005.

10.60	Amendment No. 9 to Lease Agreement dated as of November 30, 2001 between the Company and Wells Fargo Bank Northwest, N.A., incorporated by reference from our Current Report on Form 8-K, dated September 30, 2005 and filed with the SEC on October 5, 2005.

10.61	First Amendment to Amended and Restated Credit Agreement dated as of November 18, 2004 by and among BNP Paribas and the Company, incorporated by reference from our Current Report on Form 8-K, dated September 30, 2005 and filed with the SEC on October 5, 2005.

21*	Subsidiaries of the registrant.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
**	Management contracts and compensatory plans, contracts and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 10, 2006.

Smart & Final Inc.

By:	/s/ Richard N. Phegley
Richard N. Phegley Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, on behalf of the Registrant and in the capacities indicated on March 10, 2006.

/s/ Etienne Snollaerts Etienne Snollaerts	Director, President and Chief Executive Officer

/s/ Richard N. Phegley Richard N. Phegley	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard A. Link Richard A. Link	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Ross E. Roeder Ross E. Roeder	Chairman of the Board

/s/ L. Hakim Aouani L. Hakim Aouani	Director

/s/ Thierry Bourgeron Thierry Bourgeron	Director

/s/ Timm F. Crull Timm F. Crull	Director

/s/ David J. McLaughlin David J. McLaughlin	Director

/s/ Joël-André Ornstein Joël-André Ornstein	Director

/s/ Stephen E. Watson Stephen E. Watson	Director

SMART & FINAL INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended January 1, 2006, January 2, 2005 and December 28, 2003

(in thousands)

	Balance at Beginning of Period	Additions and Adjustments	Deductions	Balance at End of Period
Fiscal year 2005:
Allowance for doubtful accounts	$254	$43	$24	$273

Inventory realizable value allowance	$1,248	$585	$325	$1,508

Fiscal year 2004:
Allowance for doubtful accounts	$307	$(17)	$36	$254

Inventory realizable value allowance	$1,564	$982	$1,298	$1,248

Fiscal year 2003:
Allowance for doubtful accounts	$305	$68	$66	$307

Inventory realizable value allowance	$1,394	$785	$615	$1,564