Form 10-Q
period 2006-03-26
SMART & FINAL INC/DE
filed 2006-05-01
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

As of April 26, 2006, the registrant had outstanding 31,623,803 shares of common stock.

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

Additionally, we have engaged a financial advisor to assist us in studying potential strategic alternatives. There can be no assurance as to the timing of this process or that any specific transaction will result.

Furthermore, there can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business, including costs associated with the study of potential strategic alternatives. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in Part I, Item 1A. “Risk Factors” of our 2005 Annual Report on Form 10-K. Except as specifically set forth below in Part II, Item 1A. “Risk Factors” and in Part II, Item 5. “Other Information” for material changes, if applicable, during the quarter ended March 26, 2006, we undertake no obligation to update any such forward-looking or other statement.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	March 26, 2006	January 1, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,327	$31,887
Accounts receivable, less allowance for doubtful accounts of $256 in 2006 and $273 in 2005	12,521	18,410
Inventories	158,408	158,553
Prepaid expenses and other current assets	15,536	16,333
Deferred tax assets	13,161	13,036
Assets held for sale	2,129	2,129

Total current assets	235,082	240,348
Property, plant and equipment:
Land	70,858	70,860
Buildings and improvements	62,306	62,335
Leasehold improvements	137,211	137,467
Fixtures and equipment	212,862	209,751

	483,237	480,413
Less – Accumulated depreciation and amortization	227,987	221,951

Net property, plant and equipment	255,250	258,462
Assets under capital leases, net of accumulated amortization of $5,220 in 2006 and $5,106 in 2005	1,309	1,423
Goodwill	34,775	34,775
Deferred tax assets	28,749	28,749
Equity investment in joint venture	7,766	7,481
Cash held in real estate trust	120	120
Other assets	67,479	66,960

Total assets	$630,530	$638,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$53,997	$54,076
Notes payable to affiliate	33,141	33,146
Accounts payable	92,331	99,694
Accrued salaries and wages	14,270	19,898
Other accrued liabilities	35,293	56,251
Liabilities of discontinued operations	990	1,101

Total current liabilities	230,022	264,166
Long-term liabilities:
Obligations under capital leases	1,712	1,848
Bank debt	40,000	20,000
Other long-term liabilities	35,903	35,086
Postretirement and postemployment benefits	43,382	43,275

Total long-term liabilities	120,997	100,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 32,278,102 shares issued and outstanding in 2006 and 31,903,478 in 2005)	320	319
Additional paid-in capital	235,101	231,775
Retained earnings	70,035	67,523
Accumulated other comprehensive loss	(15,805)	(15,822)
Notes receivable for common stock	(18)	(18)
Treasury stock, at cost, 751,432 shares in 2006 and 729,475 in 2005	(10,122)	(9,834)

Total stockholders’ equity	279,511	273,943

Total liabilities and stockholders’ equity	$630,530	$638,318

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
	(Unaudited)
Sales	$446,779	$427,625
Cost of sales, buying and occupancy	375,962	359,450

Gross margin	70,817	68,175
Operating and administrative expenses	64,720	60,217

Income from operations	6,097	7,958
Interest expense, net	2,405	2,209

Income from continuing operations before income taxes	3,692	5,749
Income tax provision	(1,443)	(2,238)
Equity earnings (loss) of joint venture	263	(10)

Income from continuing operations	2,512	3,501
Discontinued operations, net of tax	—	(306)

Net income	$2,512	$3,195

Earnings (loss) per common share:
Earnings per common share from continuing operations	$0.08	$0.11
Loss per common share from discontinued operations	—	(0.01)

Earnings per common share	$0.08	$0.10

Weighted average common shares	31,111,983	30,640,607

Earnings (loss) per common share, assuming dilution:
Earnings per common share, assuming dilution, from continuing operations	$0.08	$0.11
Loss per common share, assuming dilution, from discontinued operations	—	(0.01)

Earnings per common share, assuming dilution	$0.08	$0.10

Weighted average common shares and common share equivalents	31,811,594	32,273,240

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
	(Unaudited)
Cash Flows from Operating Activities:
Income from continuing operations	$2,512	$3,501
Adjustments to reconcile income from continuing operations to net cash (used in) provided by continuing activities:
Asset impairment, at gross	142	—
Loss (gain) on disposal of property, plant and equipment	1	(30)
Depreciation	4,296	4,171
Amortization	3,832	2,731
Amortization of deferred financing costs	115	66
Share-based compensation	338	141
Excess tax benefit from share-based compensation	(438)	—
Deferred tax benefit	(124)	(33)
Equity (earnings) loss of joint venture	(263)	10
Decrease (increase) in:
Accounts receivable	6,064	3,298
Inventories	145	(300)
Prepaid expenses and other assets	1,024	513
Increase (decrease) in:
Accounts payable	(7,362)	5,898
Accrued salaries and wages	(5,628)	(8,866)
Other accrued liabilities	(17,739)	44

Net cash (used in) provided by continuing activities	(13,085)	11,144
Net cash used in discontinued activities	—	(775)

Net cash (used in) provided by operating activities	(13,085)	10,369

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(6,227)	(12,943)
Proceeds from disposal of property, plant and equipment	22	17
Investment in capitalized software	(1,317)	(2,402)
Change in cash held in real estate trust	—	(1)
Other	(14)	(90)

Net cash used in investing activities	(7,536)	(15,419)

Cash Flows from Financing Activities:
Payments on bank line of credit	(20,000)	(5,000)
Borrowings on bank line of credit	40,000	10,000
Payments on notes payable	(219)	(320)
Excess tax benefits from share-based compensation	438	—
Stock repurchases	(289)	—
Proceeds from issuance of common stock, net of costs	2,131	197

Net cash provided by financing activities	22,061	4,877

Increase (decrease) in cash and cash equivalents	1,440	(173)
Cash and cash equivalents at beginning of the period	31,887	28,672

Cash and cash equivalents at end of the period	$33,327	$28,499

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at March 26, 2006 was a 52.9 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we,” “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 55.8 percent of our common stock as of March 26, 2006.

The accompanying consolidated financial statements are unaudited except for the consolidated balance sheet as of January 1, 2006, which was derived from audited financial statements. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended. In the opinion of management, these financial statements include all adjustments, which consisted of normal recurring items necessary for a fair presentation for such periods but should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior periods to conform to current presentations. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K.

Fiscal years

Our fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

Treasury stock

On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock (the “Repurchase Program”). The repurchases have been made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on the repurchase is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors.

Our Long-Term Equity Compensation Plan, as amended and restated (the “Equity Compensation Plan”), permits the exercise price of options granted under this plan to be paid by our acceptance of our common stock previously held by the participants exercising the options. In connection with any option exercise, the plan also allows us to accept our common stock resulting from the option exercise and/or cash in payment of applicable payroll taxes due on the transactions.

We record the repurchase of our common stock, as well as our common stock accepted from stock option exercises, as “Treasury stock” under “Stockholders’ equity” on our consolidated balance sheets using the cost method. At the beginning of our fiscal year 2006, the balance of treasury stock was $9.8 million, or 729,475 shares of common stock, representing 181,329 shares of our common stock repurchased for an aggregate cost $2.4 million and 548,146 shares of our common stock accepted in connection with stock option exercises for an aggregate of $7.4 million. During the 12 weeks ended March 26, 2006, we repurchased 21,957 shares of our common stock at an average cost of $13.14 per share for an aggregate of $0.3 million. At March 26, 2006, the balance of treasury stock was $10.1 million, or 751,432 shares of our common stock.

Share-based compensation

Effective beginning January 2, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” We adopted SFAS No. 123(R) using the modified prospective application method, under which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share-based payment awards granted after the effective date and (b) based on the requirements of SFAS No. 123 for awards granted to employees prior to the effective date that remain unvested on the effective date. Accordingly, prior period amounts are not restated. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, which encouraged, but did not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. However, SFAS No. 123(R) requires all share-based payments to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Cash retained as a result of the tax deductibility of increases in the value of the share-based payment, or excess tax benefit, should be reported as a cash inflow from financing activities, as well as a cash outflow from operating activities. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff and provides interpretive guidance regarding the application of SFAS No. 123(R).

We currently have two active share-based compensation plans, the Equity Compensation Plan with 5,100,000 shares of our common stock authorized for awards and the Long-Term Equity Compensation Plan for Non-Employee Directors with 375,000 shares authorized for awards. The numbers of shares available under both plans increase each year by the total number of awards exercised and/or in the case of restricted stock awards, vested, under each plan not exceeding the maximum amounts prescribed by the plans. Under these plans, options and stock appreciation rights (“SAR”) are generally granted at a price equal to the fair market value of our common stock on the date of grant, vesting over a four-year period beginning one year from the date of grant, and have a ten-year term for the options and an eight-year term for the SAR. Restricted stock granted under these plans may have different terms. Currently, new shares are issued upon exercises of options and SAR. We also offer an Employee Stock Purchase Plan (the “ESPP”) to all associates, except officers, who are at least 18 years old.

Under the ESPP, the associates purchase our common stock at the fair market value through regular payroll deductions. We pay the commission and fees for such stock purchases. Our ESPP does not provide more favorable terms nor does it provide a purchase discount plus fees paid of greater than five percent. Accordingly, we determined that our ESPP qualifies as a noncompensatory plan under SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and accounted for share-based compensation using the intrinsic value method at the date of grant and provided disclosures of pro forma information regarding net income and earnings per share. Under APB No. 25, we only recorded costs related to restricted stock or when award modifications resulted in cost recognition.

Had we previously recognized share-based compensation costs based on the fair value method as prescribed by SFAS No. 123, previously reported net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts shown below, dollars in thousands except per share amounts:

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
Net income as reported	$2,512	$3,195
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	187	71
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	187	401

Pro forma net income	$2,512	$2,865

Earnings per common share:
Basic, as reported	$0.08	$0.10

Basic, pro forma	$0.08	$0.09

Diluted, as reported	$0.08	$0.10

Diluted, pro forma	$0.08	$0.09

The reported and pro forma information for the 12 weeks ended March 26, 2006 in the table above are the same since share-based compensation cost is calculated under the provisions of SFAS No. 123(R). These amounts for the 12 weeks ended March 26, 2006 are included in the table above only to provide the details for a comparative presentation to the 12 weeks ended March 27, 2005.

Upon adoption of SFAS No. 123(R), we selected the Black-Scholes multiple option-pricing model to determine the grant date fair value for each stock option and SAR grant. The Black-Scholes multiple option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in our consolidated statement of operations.

We reported the share-based compensation under “Operating and administrative expenses” on our consolidated statements of operations and under “Additional paid-in capital” in the “Stockholders’ equity” section on our consolidated balance sheets. We recognized share-based compensation costs of $0.3 million for the first quarter 2006 and $0.1 million for the first quarter 2005. The related income tax benefit recognized was $0.1 million for the first quarter 2006 and insignificant for the first quarter 2005. The net impact of adopting SFAS No. 123(R) on our income from continuing operations and net income for the first quarter 2006 was $0.1 million, or $0.00 per diluted share. This net impact represents compensation related to the stock option and SAR awards that would have not been recognized under SFAS No. 123 and does not include compensation related to the restricted stock awards and award modifications that have always been recognized. The remaining unrecognized compensation cost related to the nonvested awards at March 26, 2006 was $4.8 million to be recognized over a weighted-average period of 2.87 years. Of this remaining cost, $2.1 million is related to the stock options and SAR award that would have not been recognized under SFAS No. 123.

During 2005 we modified and accelerated the vesting of 438,200 shares of unvested stock options to reduce the future expense to be recognized after the adoption of SFAS No. 123(R). The expense recognized in 2005 as a result of this modification was immaterial. Additionally, in the first quarter 2006, we reduced the stock option grants, awarded SAR grants for the first time and used only service term as the vesting condition for the new restricted stock grants.

Stock option and SAR

The table below details the weighted average assumptions used for the stock option and SAR grants issued in the periods presented and their weighted average fair value derived from the Black-Scholes multiple option-pricing model.

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
Dividend yield	0.0%	0.0%
Expected volatility	41%	39%
Risk-free interest rates	4.6%	4.2%
Weighted average expected terms
Executives	5.12 years	5.15 years
Non executives	4.94 years	4.82 years
Weighted average grant date fair value	$6.22	$6.26

We applied the same valuation methodologies and assumptions used in estimating the fair value of share-based compensation for pro forma disclosures under SFAS No. 123 upon adoption of SFAS No. 123(R). The expected volatility was based on the daily historical volatility of our publicly traded common stock for a period equal to the grant’s expected life. The risk-free interest rate was based on the traded zero-coupon U.S. Treasury bond with a term equal to the grant’s expected life. The expected term of the grant was estimated using the historical exercise behavior of associates refined between the executive associate group and the non-executive associate group. The expected term was determined to equal the award vesting periods plus the historical average of each group from vesting date to exercise date. We also estimated forfeitures in calculating the cost related to share-based compensation as opposed to recognizing these forfeitures as they occur.

The following table summarizes the stock option and SAR transactions for the 12 weeks ended March 26, 2006, dollars in thousands except weighted average exercise price:

Options and SAR	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,434,236	$9.79
Granted	243,400	14.39
Exercised	275,824	8.36
Forfeited or expired	12,919	7.72

Outstanding at March 26, 2006	3,388,893	$10.24	6.34 Years	$21,324

Exercisable at March 26, 2006	2,575,236	$10.66	5.91 Years	$15,189

The intrinsic value of a stock option or SAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option or SAR. The total intrinsic value of options exercised was $1.8 million for the first quarter 2006 and $1.6 million for the first quarter 2005. Cash received from exercise of stock options was $2.3 million and the tax benefit related to stock options exercised was $0.7 million during the first quarter 2006. Total fair value for options vested was $0.7 million during the first quarter 2006 and $0.9 million during the first quarter 2005. No SAR were exercised during the first quarter 2006 and there were no exercisable SAR at March 26, 2006.

Restricted stock

We measure the restricted stock grant based on the grant date fair market value of our common stock, generally the grant date closing price as defined within the plans. We do not expect any forfeiture from the restricted stock awards outstanding at the effective date for which we had recognized the costs for the elapsed term prior to the effective date of SFAS 123(R). Accordingly, upon the adoption of SFAS No. 123(R), we did not record any cumulative effect adjustment to reverse part of those compensation costs recognized prior to the effective date. We used to recognize deferred compensation as a contra-equity account representing the amount of unrecognized restricted stock expense that was reduced as expense was recognized. Under the provisions of SFAS No. 123(R), the recording of deferred compensation is not permissible and we were required to reverse the amount recorded to such contra-equity account in the prior periods.

The following table summarizes the restricted stock transactions for the 12 weeks ended March 26, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding restricted stock at January 1, 2006	135,833	$13.97
Restricted stock granted	98,800	14.39
Outstanding restricted stock at March 26, 2006	234,633	14.15

The weighted average fair value for restricted stock granted was $14.39 for the 12 weeks ended March 26, 2006 and $15.20 for the 12 weeks ended March 27, 2005.

Earnings per common share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution, is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to outstanding stock options and SAR for our common stock and unvested restricted stock. The number of shares issued upon exercise during the 12 weeks ended March 26, 2006 was 275,824.

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles share amounts utilized to calculate earnings or loss per common share and earnings or loss per common share, assuming dilution:

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
Net income, in thousands	$2,512	$3,195

Earnings per common share	$0.08	0.10
Effect of dilutive stock equivalents	—	—

Earnings per common share, assuming dilution	$0.08	$0.10

Weighted average common shares	31,111,983	30,640,607
Effect of dilutive stock equivalents	699,611	1,632,633

Weighted average common shares and common share equivalents	31,811,594	32,273,240

Outstanding stock options and SAR with exercise prices greater than the average market price of the common stock during the reporting periods and those outstanding awards that were anti-dilutive after the treasury method was applied were not included in the computation of diluted earnings per share.

2.	New Accounting Pronouncements

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 156 requires an entity to recognize a servicing asset or a servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Such separately recognized servicing assets and servicing liabilities shall be initially measured at fair value, if practical. SFAS No. 140 provides subsequent measurement methods of each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 should be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are required to adopt SFAS No. 156 as of January 1, 2007. We do not believe the adoption of SFAS No. 156 will have a material impact on our results of operations or financial condition.

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

The assets of the discontinued operations include land and building improvements of a distribution facility previously utilized in the Northern California Foodservice Operations and are presented in the consolidated balance sheets under the caption “Assets held for sale.” The liabilities of the discontinued operations are comprised of the remaining accounts payable and accrued liabilities. Loss from discontinued operations for the 12 weeks ended March 27, 2005 primarily represents the residual activities in the Northern California Foodservice Operations and other adjustments to reserves of exiting the foodservice operations. Such activities were insignificant during the 12 weeks ended March 26, 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operations.

The following table sets forth the activities and the remaining balances as of March 26, 2006, related to reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands.

	Balance at January 1, 2006	Adjustments	Payments	Balance at March 26, 2006
Lease termination costs	$1,392	$(38)	$(306)	$1,048
Employee severance and related obligations	131	2	(24)	109

	$1,523	$(36)	$(330)	$1,157

4.	Litigation and Other Charges

In the third quarter 2005, we recorded $19.0 million of pre-tax charges related to the settlement of a class action lawsuit involving wage and hour claims by our non-exempt employees in our California stores. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million (see Note 9 “Legal Actions”). At January 1, 2006, we had a litigation reserve of $15.4 million related to this class settlement, which included a previously recorded reserve of $0.7 million.

During first quarter 2006, we made $15.0 million of settlement distribution payments and reversed $0.1 million, pre-tax, of the reserves. The remaining balance of $0.3 million at March 26, 2006 and $15.4 million at January 1, 2006 are reflected in “Other accrued liabilities” on our consolidated balance sheets.

5.	Debt

Amended Credit Facility

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At March 24, 2006, the six-month Eurodollar LIBOR rate was 2.91 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At March 26, 2006, $40.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At March 26, 2006, we had $104.4 million available under our Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of March 26, 2006, the Lease Agreement as amended, with a value of $86.5 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

The Lease Agreement is considered a variable interest entity and subject to consolidation under Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended. Therefore, the related properties and notes payable are included in our consolidated balance sheets under “Property, plant and equipment” and under current liabilities as “Current maturities of long-term debt and capital leases” and, for the Casino USA participation, “Notes payable to affiliate.”

As of March 26, 2006, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

Collateral

Borrowings under both the Amended Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and additionally a collateral position, subordinate to the Amended Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Credit Facility has as principal collateral, our cash and cash equivalents, receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and has as a subordinate collateral position, on the properties and related assets that are the principal collateral of the Lease Agreement.

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

The Amended Credit Facility expires on November 18, 2009 and accordingly, our obligation under this agreement has been classified as long-term liabilities in our consolidated balance sheets as of March 26, 2006 and January 1, 2006. The Lease Agreement expires on November 30, 2006 and accordingly, our obligation under this agreement has been classified as short-term liabilities in our consolidated balance sheets as of March 26, 2006 and January 1, 2006. However, it is our intention to finance the election of the option discussed above to purchase the properties under the Lease Agreement prior to its expiration.

Interest

Interest paid on our long-term debt aggregated $2.3 million for the 12 weeks ended March 26, 2006 and $2.2 million for the 12 weeks ended March 27, 2005.

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

The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
Service cost	$916	$771
Interest cost	1,325	1,188
Expected return on plan assets	(1,351)	(1,212)
Amortization of prior service cost	49	83
Amortization of net actuarial loss	733	531

Net periodic benefit cost	$1,672	$1,361

As we previously disclosed in our 2005 Annual Report on Form 10-K, we are not required to make any contributions for the 2006 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2006. During first quarter 2006, we made a $2.0 million contribution to this plan.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP.

The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
Service cost	$128	$83
Interest cost	184	175
Amortization of prior service cost	30	30
Amortization of actuarial loss	58	54

Net periodic benefit cost	$400	$342

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

The components included in the postretirement benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
Service cost	$182	$142
Interest cost	276	232
Amortization of prior service cost	4	4

Net periodic benefit cost	$462	$378

7.	Comprehensive Income

Comprehensive income or loss was computed as follows, in thousands:

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
Net income	$2,512	$3,195
Other comprehensive income:
Foreign currency translation adjustments	17	75

Total other comprehensive income	17	75

Total comprehensive income	$2,529	$3,270

In accordance with accounting principles generally accepted in the United States, the functional currency for our Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in other comprehensive income.

8.	Income Taxes

Smart & Final Inc. and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, we make tax sharing payments to, or receive benefits from, Casino USA based upon pre-tax income or loss for financial reporting purposes adjusted for certain agreed upon items.

Tax payments made to governments and Casino USA for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
Tax sharing payments made to (benefits received from) Casino USA	$443	$(1,307)
Taxes paid to federal government	—	—
Taxes paid to states other than California	—	—

Total taxes paid (benefits received)	$443	$(1,307)

9.	Legal Actions

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On November 4, 2005, the court granted preliminary approval of the settlement. We recorded a pre-tax charge of $19.0 million in our 2005 third quarter to account for the class member wage and hour claims, attorney fees, and administrative expenses of the settlement. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million. Based on the terms of the settlement, we made $15.0 million of settlement distribution payments in the first fiscal quarter of 2006.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course of our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2005 Annual Report on Form 10-K. Our MD&A provides an overview of our results of operations for the 12 weeks ended March 26, 2006 as compared to the equivalent period of 2005. This is followed by a discussion and analysis of our cash flows, capital requirements and financing activities. Lastly, we discuss new accounting pronouncements and critical accounting policies incorporated in our reported financial statements.

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Summary

The major factors that impacted our results of operations and financial position for the 12-week quarters ended March 26, 2006 and March 27, 2005 are as follows:

•	Our first quarter 2006 sales increased 4.5 percent over the first quarter 2005, reflecting growth from the opening of new stores and relocated stores since the end of the first quarter 2005, as well as the comparable store sales growth of 1.8 percent.

•	We opened one new store during the first quarter 2006 and at March 26, 2006, operated 237 stores in the United States, as compared to 226 stores at March 27, 2005. While the sales increase attributable to the new stores for the first quarter 2006 helped increase our sales, the increase in our cost structure from these stores reduced our operating income generated from existing stores.

•	Improved gross profit rate from sales for the first quarter 2006, as compared to the first quarter 2005, was offset by increased distribution costs and higher store occupancy costs including the impact of new stores opened since the end of the first quarter 2005.

•	Operating and administrative expense for the first quarter 2006 increased in dollars and as a percentage of sales as compared to the first quarter 2005 largely attributable to increased store operating costs and information system costs, partially offset by lower administrative expenses including lower incentive compensation.

We reported income from continuing operations of $2.5 million, or $0.08 per diluted share, for the 12 weeks ended March 26, 2006, a decrease of $1.0 million in income from continuing operations of $3.5 million, or $0.11 per diluted share, for the 12 weeks ended March 27, 2005.

We reported net income of $2.5 million, or $0.08 per diluted share, for the 12 weeks ended March 26, 2006, compared to net income of $3.2 million, or $0.10 per diluted share, for the 12 weeks ended March 27, 2005. Loss from discontinued operations was $0.3 million, net of tax benefit, for the first quarter 2005; such activities were insignificant during the first quarter 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operation for the first quarter 2006.

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

	Twelve Weeks Ended
	March 26, 2006	March 27, 2005
Sales	100.0%	100.0%
Cost of sales, buying and occupancy	84.1	84.1

Gross margin	15.9	15.9
Operating and administrative expenses	14.5	14.1

Income from operations	1.4	1.9
Interest expense, net	0.5	0.5

Income from continuing operations before income taxes	0.8	1.3
Income tax provision	(0.3)	(0.5)
Equity earnings (loss) of joint venture	0.1	—

Income from continuing operations	0.6	0.8
Discontinued operations, net of tax	—	(0.1)

Net income	0.6%	0.7%

Comparison of Twelve Weeks Ended March 26, 2006 with Twelve Weeks Ended March 27, 2005.

Sales

Sales from continuing operations in the first quarter 2006 were $446.8 million, an increase of 4.5 percent over the first quarter 2005 sales of $427.6 million. Our first quarter 2006 comparable store sales increased by 1.8 percent compared to the 2005 level. We define comparable stores as those that have been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area.

The year-to-year increase in comparable store sales was primarily attributable to the favorable increase in our average transaction. In the first quarter 2006, the comparable average transaction increased by 3.9 percent to $43.58 from $41.94 for the first quarter 2005 while the transaction counts decreased by 2.1 percent.

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

Gross margin from continuing operations increased $2.6 million, or 3.9 percent, to $70.8 million for the first quarter 2006 as compared to $68.2 million for the first quarter 2005. The increase in gross margin was primarily related to increased sales and merchandise margin, partially offset by increased distribution costs and occupancy costs.

As a percentage of sales, gross margin was 15.9 percent for the first quarter of both 2006 and 2005. Gross profit rate from sales improved by 0.86 percent but was offset by a 0.65 percent increase in distribution costs and a 0.22 percent increase in occupancy costs. The increased distribution cost was primarily due to the start up activities associated with the new warehouse facility that started deliveries in late fourth quarter 2005 to accommodate our future growth, increased volume, higher fuel costs and expenditures and inefficiencies in distribution associated with the implementation of our new supply chain management system to improve our distribution network. The increase in occupancy cost was due to the new and relocated stores, store remodeling and relatively fixed nature of these costs against the sales base.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level (primarily labor and related fringe benefit costs), advertising and marketing costs, overhead costs and corporate office costs.

Operating and administrative expenses from continuing operations increased $4.5 million, or 7.5 percent, to $64.7 million for the first quarter 2006 as compared to $60.2 million for the first quarter 2005.

As a percentage of sales, operating and administrative expenses increased to 14.5 percent for the first quarter 2006 from 14.1 percent for the first quarter 2005. The 0.4 percent increase is comprised of a 0.65 percent increase in store labor cost and service expense, primarily attributable to the new and relocated stores, and a 0.24 percent increase in information system costs and the expense associated with our new supply chain management system that was implemented in the third quarter 2005. These increases were partially offset by a 0.34 percent decrease in corporate and store administrative expenses, including lower incentive compensation.

As of January 2, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Accounting,” which requires all share-based payments to be recognized in the income statement based on their fair values. The net impact of the adoption of SFAS No. 123(R) was $0.2 million of share-based compensation expense reported under operating and administrative expenses for the first quarter 2006. Had SFAS No. 123(R) been effective for the first quarter 2005, the net impact would have been an increase of $0.6 million, or 0.1 percent of sales, to operating and administrative expenses.

Interest expense, net

Interest expense, net increased to $2.4 million for the first quarter 2006 as compared to $2.2 million for the first quarter 2005. The increase was primarily due to the higher debt outstanding and slightly higher rates. At the end of the first quarter 2006, the outstanding balance on the revolving credit facility was $40.0 million, compared with $30.0 million at the end of the first quarter 2005.

Income tax provision

Income tax expense was $1.4 million for the first quarter 2006 as compared to $2.2 million for the first quarter 2005. The effective tax rate for the first quarter 2006 was 39.1 percent and the effective tax rate for the first quarter 2005 was 38.9 percent.

Equity earnings (loss) of joint venture

Our wholly-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexico holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operated 13 stores in Mexico as a Mexican domestic corporation as of March 26, 2006. Our interest in the joint venture is not consolidated and is reported on the equity basis of accounting. During the first quarter 2006, the equity earnings from the joint venture was $0.3 million, as compared to the equity loss of $0.0 million in the first quarter 2005.

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

Loss from discontinued operations was $0.3 million, net of tax benefit of $0.2 million, for the first quarter 2005. Loss from discontinued operations represented primarily the run-off activities in the foodservice operations. Such activities were insignificant during the first quarter 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operation for the first quarter 2006.

Accounting Change - Share-based compensation

Effective beginning January 2, 2006, we adopted SFAS No. 123(R) using the modified prospective application method, under which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share-based payment awards granted after the effective date and (b) based on the requirements of SFAS No. 123 for awards granted to employees prior to the effective date that remain unvested on the effective date. Accordingly, prior period amounts are not restated.

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and accounted for share-based compensation using the intrinsic value method at the date of grant and provided disclosures of pro forma information regarding net income and earnings per share. Under APB No. 25, we only recorded costs related to restricted stock or when award modifications resulted in cost recognition.

Upon adoption of SFAS No. 123(R), we selected the Black-Scholes multiple option-pricing model to determine the grant date fair value for each stock option and SAR grant. The Black-Scholes multiple option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in our consolidated statement of operations.

We reported the share-based compensation under “Operating and administrative expenses” on our consolidated statements of operations and under “Additional paid-in capital” in the “Stockholders’ equity” section on our consolidated balance sheets. We recognized share-based compensation costs of $0.3 million for the first quarter 2006 and $0.1 million for the first quarter 2005. The related income tax benefit recognized was $0.1 million for the first quarter 2006 and insignificant for the first quarter 2005. The net impact of adopting SFAS No. 123(R) on our income from continuing operations and net income for the first quarter 2006 was $0.1 million, or $0.00 per diluted share. This net impact represents compensation related to the stock option and SAR awards that would have not been recognized under SFAS No. 123 and does not include compensation related to the restricted stock awards and award modifications that have always been recognized. The remaining unrecognized compensation cost related to the nonvested awards at March 26, 2006 was $4.8 million to be recognized over a weighted-average period of 2.87 years. Of this remaining cost, $2.1 million is related to the stock options and SAR award that would have not been recognized under SFAS No. 123.

During 2005 we modified and accelerated the vesting of 438,200 shares of unvested stock options to reduce the future expense to be recognized after the adoption of SFAS No. 123(R). The expense recognized in 2005 as a result of this modification was immaterial. Additionally, in the first quarter 2006, we reduced the stock option grants, awarded SAR grants for the first time and used only service term as the vesting condition for the new restricted stock grants.

We applied the same valuation methodologies and assumptions used in estimating the fair value of share-based compensation for pro forma reporting under SFAS No. 123 upon adoption of SFAS No. 123(R). We also estimated forfeitures in calculating the cost related to share-based compensation as opposed to recognizing these forfeitures as they occur. We do not expect any forfeiture from the restricted awards outstanding at the effective date for which we had recognized the costs for the elapsed term prior to the effective date of SFAS 123(R). Accordingly, upon the adoption of SFAS No. 123(R), we did not record any cumulative effect adjustment to reverse part of those compensation costs recognized prior to the effective date.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash used in operating activities from continuing operations was $13.1 million in the first quarter 2006, as compared to net cash provided by operating activities of $11.1 million in the comparable 2005 period. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In the first quarter 2006, we utilized cash to fund the payment of a litigation settlement and lower our accounts payable balance due to inventory purchases for new stores opened disproportionately towards the latter part of 2005.

Net cash used in investing activities from continuing operations was $7.5 million in the first quarter 2006 as compared to $15.4 million in the comparable 2005 period. In the first quarter 2006, our capital expenditures decreased by $7.9 million as compared to the first quarter 2005, primarily due to lower property investment for future store sites, investment in store construction and equipment and investment in information system hardware and software.

Net cash provided by financing activities from continuing activities was $22.1 million in the first quarter 2006 as compared to $4.9 million in the comparable 2005 period, primarily due to the borrowing on our outstanding obligation under a revolving bank credit facility. The additional borrowing made in the first quarter 2006 was $20.0 million to increase the total borrowing under this credit facility, as amended, from $20.0 million at the beginning of 2006 to $40.0 million at March 26, 2006. During the first quarter 2005, the additional borrowing under this credit facility was $5.0 million and at March 27, 2005, the total borrowing under this credit facility was $30.0 million.

At March 26, 2006, we had cash and cash equivalents of $33.3 million, stockholders’ equity of $279.5 million and debt, excluding capital leases, of $126.5 million. At March 26, 2006, we had working capital of $5.1 million, compared to a deficit in working capital of $23.8 million at January 1, 2006. The increase in working capital was primarily due to payments in the first quarter 2006 for litigation settlement distributions and lowering of accounts payable and incentive compensation payable balances that were funded by the bank credit facility. Our $86.5 obligation under a lease facility, which expires in November 2006, was reported under current liabilities on our consolidated balance sheets at March 26, 2006 and January 1, 2006. For further discussion about the bank credit facility and the lease facility, see “Bank credit facility, lease facility and other financing activities” below.

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing for buildings, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware as well as general working capital requirements.

During the 12 weeks ended March 26, 2006, we opened one new store. During 2005 in the western United States, we opened 13 stores and relocated two stores. We plan to proceed with another year of similar growth in our store development program in 2006. We estimate that the capital expenditure requirement for improvements and equipment for a new store is approximately $0.9 million to $3.0 million. We typically enter into lease arrangements for our store properties. From time to time we may purchase the properties for an additional capital investment that depends on the property location and market value. Working capital investment related to a new store is approximately $0.2 million and primarily relates to inventory net of trade vendor accounts payable. We also plan to perform approximately 14 major remodels to existing stores in 2006 which generally require capital expenditures in excess of $0.4 million per major remodel. Total capital expenditures for 2006, including investment in capitalized software, are currently estimated at $50 million to $55 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory defined benefit retirement plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As we previously disclosed in our 2005 Annual Report on Form 10-K, we are not required to make any contributions for the 2006 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2006. During the first quarter 2006, we made a $2.0 million contribution to this plan.

On September 14, 2005, our Board of Directors authorized the Repurchase Program. The repurchases will be made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on repurchases is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors. Through March 26, 2006, we repurchased 203,286 shares of our common stock for an aggregate cost of $2.7 million and an additional $17.3 million of our common stock may be repurchased under the Repurchase Program for 2006.

As discussed in Part II, Item 1. “Legal Proceedings,” regarding a settlement agreement approved on February 16, 2006, we made $15.0 million of settlement distribution payments in the first fiscal quarter of 2006 according to the terms of such agreement.

Bank credit facility, lease facility and other financing activities

Amended Credit Facility

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At March 24, 2006, the six-month Eurodollar LIBOR rate was 2.91 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At March 26, 2006, $40.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At March 26, 2006, we had $104.4 million available under our Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of March 26, 2006, the Lease Agreement as amended, with a value of $86.5 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

The Lease Agreement is considered a variable interest entity and subject to consolidation under Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended. Therefore, the related properties and notes payable are included in our consolidated balance sheets under “Property, plant and equipment” and under current liabilities as “Current maturities of long-term debt and capital leases” and, for the Casino USA participation, “Notes payable to affiliate.”

As of March 26, 2006, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

Collateral

Borrowings under both the Amended Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and additionally a collateral position, subordinate to the Amended Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Credit Facility has as principal collateral, our cash and cash equivalents, receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and has as a subordinate collateral position, on the properties and related assets that are the principal collateral of the Lease Agreement.

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

The Amended Credit Facility expires on November 18, 2009 and accordingly, our obligation under this agreement has been classified as long-term liabilities in our consolidated balance sheets as of March 26, 2006 and January 1, 2006. The Lease Agreement expires on November 30, 2006 and accordingly, our obligation under this agreement has been classified as short-term liabilities in our consolidated balance sheets as of March 26, 2006 and January 1, 2006. However, it is our intention to finance the election of the option discussed above to purchase the properties under the Lease Agreement prior to its expiration.

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

New Accounting Pronouncements

SFAS No. 156

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 156 requires an entity to recognize a servicing asset or a servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Such separately recognized servicing assets and servicing liabilities shall be initially measured at fair value, if practical. SFAS No.

140 provides subsequent measurement methods of each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 should be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are required to adopt SFAS No. 156 as of January 1, 2007. We do not believe the adoption of SFAS No. 156 will have a material impact on our results of operations or financial condition.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2005 Annual Report on Form 10-K except for the accounting policy related to share-based compensation as discussed below.

As of January 2, 2006, we adopted SFAS No. 123(R), which requires all share-based payments to be recognized in the income statement based on their fair values. Upon adoption of SFAS No. 123(R), we selected the Black-Scholes multiple option-pricing model to determine the grant date fair value for each stock option and SAR grant. The Black-Scholes multiple option-pricing model requires extensive use of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock option before exercising them (“expected term”), the estimated volatility of the our stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in our consolidated statement of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the foreign exchange rates between the U.S. Dollar and foreign currencies, primarily the Mexican Peso. Our primary market risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of March 26, 2006, our exposure to foreign currency risk was limited.

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

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations under Smart & Final Mexico and the equity earnings of its Mexico joint venture. As of March 26, 2006, such exposure was the $8.3 million net investment in Smart & Final Mexico which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. Dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

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

Additional information regarding a report of management’s assessment of the effectiveness of our internal control as of January 1, 2006 and our independent registered public accounting firm’s report dated March 1, 2006 on management’s assessment as of January 1, 2006 were included in Part II, Item 8. “Financial Statements and Supplementary Data” of our 2005 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On November 4, 2005, the court granted preliminary approval of the settlement. We recorded a pre-tax charge of $19.0 million in our 2005 third quarter to account for the class member wage and hour claims, attorney fees, and administrative expenses of the settlement. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million. Based on the terms of the settlement, we made $15.0 million of settlement distribution payments in the first fiscal quarter of 2006.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course of our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

Item 1A.	Risk Factors

We did not experience any material changes from risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2005 Annual Report on Form 10-K for the period covered by this quarterly report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchases we made of our shares of common stock during the 12 weeks ended March 26, 2006, in thousands, except share and per share amounts:

Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program²	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program²
January 2 through
January 29, 2006	20,000	$13.06	20,000	17,310,000
January 30 through
February 26, 2006	1,957	$14.03	1,957	17,283,000
February 27 through
March 27, 2006	—	$—	—	17,283,000

Total	21,957	$13.14	21,957

¹	On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock (the “Repurchase Program”). The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on the repurchase is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors. The 21,957 shares were purchased by us in the open market during the first quarter 2006 under the Repurchase Program.

²	The 21,957 shares of common stock acquired pursuant to the Repurchase Program for the first quarter 2006 were acquired at an aggregate cost of $0.3 million (or $13.14 per share on average), leaving (after including shares acquired pursuant to the Repurchase Program through the fourth quarter of 2005) $17.3 million of remaining authorized value for further share repurchases.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

On April 4, 2006, we filed a Report on Form 8-K regarding a press release we issued on April 2, 2006 announcing the decision by our Board of Directors to review our strategic alternatives in view of an announcement by Casino Guichard-Perrachon S.A. (“Groupe Casino”), our majority shareholder, of its intention to sell a significant portion of its non-core assets by the end of 2007. Groupe Casino did not announce any specific plan with respect to its ownership in us.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: May 1, 2006	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Senior Vice President and
Chief Financial Officer