Form 10-Q
period 2006-06-18
SMART & FINAL INC/DE
filed 2006-07-25
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2006

or

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

As of July 19, 2006, the registrant had outstanding 31,743,827shares of common stock.

SMART & FINAL INC.

Forward-Looking Statements

When used in this quarterly report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including known and unknown factors as included in the periodic filings by Smart & Final Inc. with the Securities and Exchange Commission and those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	increased competitive pressures;

•	deterioration in national or regional economic conditions;

•	inability to fund or execute our store expansion plan;

•	interruption of the supply chain and/or inability to obtain adequate supplies of products;

•	resolution of litigation matters;

•	adverse state or federal legislation or regulation that increases the costs of compliance or adverse findings by a regulator with respect to existing operations; and

•	implementation of key information system initiatives and their effect on our operations including our system of internal control.

Many of these factors are beyond our control. Current and future operating trends and results may be impacted by other important factors.

Additionally, we have engaged a financial advisor to assist us in studying potential strategic alternatives. There can be no assurance as to the timing of this process or that any specific transaction will result.

Furthermore, there can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business, including costs associated with the study of potential strategic alternatives and costs resulting from the potential consummation of a specific transaction. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in Part I, Item 1A. “Risk Factors” of our 2005 Annual Report on Form 10-K. Except as specifically set forth below in Part II, Item 1A. “Risk Factors” and in Part II, Item 5. “Other Information” for material changes, if applicable, during the quarter ended June 18, 2006, we undertake no obligation to update any such forward-looking or other statement.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	June 18, 2006	January 1, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,363	$31,887
Accounts receivable, less allowance for doubtful accounts of $239 in 2006 and $273 in 2005	13,754	18,410
Inventories	161,884	158,553
Prepaid expenses and other current assets	10,130	16,333
Deferred tax assets	13,356	13,036
Assets held for sale	2,129	2,129

Total current assets	240,616	240,348
Property, plant and equipment:
Land	70,858	70,860
Buildings and improvements	62,306	62,335
Leasehold improvements	138,061	137,467
Fixtures and equipment	216,358	209,751

	487,583	480,413
Less – Accumulated depreciation and amortization	234,779	221,951

Net property, plant and equipment	252,804	258,462
Assets under capital leases, net of accumulated amortization of $4,314 in 2006 and $5,106 in 2005	1,204	1,423
Goodwill	34,775	34,775
Deferred tax assets	28,749	28,749
Equity investment in joint venture	8,033	7,481
Cash held in real estate trust	123	120
Other assets	68,180	66,960

Total assets	$634,484	$638,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$53,937	$54,076
Notes payable to affiliate	33,134	33,146
Accounts payable	92,874	99,694
Accrued salaries and wages	15,705	19,898
Other accrued liabilities	35,592	56,251
Liabilities of discontinued operations	855	1,101

Total current liabilities	232,097	264,166
Long-term liabilities:
Obligations under capital leases	1,576	1,848
Bank debt	35,000	20,000
Other long-term liabilities	36,114	35,086
Postretirement and postemployment benefits	42,635	43,275

Total long-term liabilities	115,325	100,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 32,494,959 shares issued and outstanding in 2006 and 31,903,478 in 2005)	322	319
Additional paid-in capital	236,931	231,775
Retained earnings	75,817	67,523
Accumulated other comprehensive loss	(15,868)	(15,822)
Notes receivable for common stock	(18)	(18)
Treasury stock, at cost, 751,432 shares in 2006 and 729,475 in 2005	(10,122)	(9,834)

Total stockholders’ equity	287,062	273,943

Total liabilities and stockholders’ equity	$634,484	$638,318

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
	(Unaudited)		(Unaudited)
Sales	$493,737	$484,105	$940,516	$911,730
Cost of sales, buying and occupancy	412,487	404,373	788,449	763,823

Gross margin	81,250	79,732	152,067	147,907
Operating and administrative expenses	69,731	64,324	134,451	124,541

Income from operations	11,519	15,408	17,616	23,366
Interest expense, net	2,488	2,171	4,893	4,380

Income from continuing operations before income taxes	9,031	13,237	12,723	18,986
Income tax provision	(3,580)	(5,211)	(5,023)	(7,449)
Equity earnings of joint venture	331	165	594	155

Income from continuing operations	5,782	8,191	8,294	11,692
Discontinued operations, net of tax	—	(100)	—	(406)

Net income	$5,782	$8,091	$8,294	$11,286

Earnings per common share*
Earnings per common share from continuing operations	$0.18	$0.27	$0.27	$0.38
Loss per common share from discontinued operations	—	—	—	(0.01)

Earnings per common share	$0.18	$0.26	$0.27	$0.37

Weighted average common shares	31,379,382	30,742,029	31,245,683	30,691,318

Earnings per common share, assuming dilution*
Earnings per common share, assuming dilution, from continuing operations	$0.18	$0.26	$0.26	$0.36
Loss per common share, assuming dilution, from discontinued operations	—	—	—	(0.01)

Earnings per common share, assuming dilution	$0.18	$0.25	$0.26	$0.35

Weighted average common shares and common share equivalents	32,196,568	31,830,075	32,004,081	32,051,658

*	Totals may not aggregate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005
	(Unaudited)
Cash Flows from Operating Activities:
Income from continuing operations	$8,294	$11,692
Adjustments to reconcile income from continuing operations to net cash provided by continuing activities:
Depreciation	8,625	8,464
Amortization	7,643	5,621
Amortization of deferred financing costs	231	132
Share-based compensation	804	688
Excess tax benefit from share-based compensation	(631)	—
Deferred tax benefit	(320)	(33)
Equity earnings of joint venture	(594)	(155)
Asset impairment, at gross	542	—
Gain on disposal of property, plant and equipment	(31)	(35)
Decrease (increase) in:
Accounts receivable	4,686	4,079
Inventories	(3,330)	(1,592)
Prepaid expenses and other assets	5,180	2,063
Increase (decrease) in:
Accounts payable	(6,819)	10,754
Accrued salaries and wages	(4,193)	(7,292)
Other accrued liabilities	(15,871)	(1,813)

Net cash provided by continuing activities	4,216	32,573
Net cash used in discontinued activities	—	(1,447)

Net cash provided by operating activities	4,216	31,126

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(11,889)	(21,749)
Proceeds from disposal of property, plant and equipment	51	21
Investment in capitalized software	(3,074)	(5,025)
Other	(12)	(99)

Net cash used in investing activities	(14,924)	(26,852)
Cash Flows from Financing Activities:
Payments on bank line of credit	(30,000)	(5,000)
Borrowings on bank line of credit	45,000	10,000
Payments on notes payable	(422)	(622)
Excess tax benefits from share-based compensation	631	—
Stock repurchases	(289)	—
Proceeds from issuance of common stock, net of costs	3,264	220

Net cash provided by financing activities	18,184	4,598

Increase in cash and cash equivalents	7,476	8,872
Cash and cash equivalents at beginning of the period	31,887	28,672

Cash and cash equivalents at end of the period	$39,363	$37,544

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at June 18, 2006 was a 52.6 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we,” “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 55.4 percent of our common stock as of June 18, 2006.

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

We record the repurchase of our common stock, as well as our common stock accepted from stock option exercises, as “Treasury stock” under “Stockholders’ equity” on our consolidated balance sheets using the cost method. At the beginning of our fiscal year 2006, the balance of treasury stock was $9.8 million, or 729,475 shares of common stock, representing 181,329 shares of our common stock repurchased for an aggregate cost of $2.4 million and 548,146 shares of our common stock accepted in connection with stock option exercises for an aggregate cost of $7.4 million. During the 24 weeks ended June 18, 2006, we repurchased 21,957 shares of our common stock at an average cost of $13.14 per share for an aggregate of $0.3 million. At June 18, 2006, the balance of treasury stock was $10.1 million, or 751,432 shares of our common stock.

Share-based compensation

We currently have two active share-based compensation plans, the Equity Compensation Plan with 5,100,000 shares of our common stock authorized for awards and the Long-Term Equity Compensation Plan for Non-Employee Directors with 375,000 shares authorized for awards. The numbers of shares available under both plans increase each year by the total number of awards exercised and/or in the case of restricted stock awards, vested, under each plan not exceeding the maximum amounts prescribed by the plans. Under these plans, options and stock appreciation rights (“SARs”) are generally granted at a price equal to the fair market value of our common stock on the date of grant, vesting over a four-year period beginning one year from the date of grant, and have a ten-year term for the options and an eight-year term for the SARs. Restricted stock granted under these plans may have different terms. Currently, new shares are issued upon exercises of options and SARs or releases of restricted stock vested. We also offer an Employee Stock Purchase Plan (the “ESPP”) to all associates, except officers, who are at least 18 years old. Under the ESPP, the associates purchase our common stock at the fair market value through regular payroll deductions. We pay the commission and fees for such stock purchases.

Effective beginning January 2, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” We adopted SFAS No. 123(R) using the modified prospective application method, under which compensation cost is recognized beginning with the effective date based on the grant date fair value estimated in accordance with (a) the requirements of SFAS No. 123(R) for all share-based payment awards granted after the effective date and (b) the requirements of SFAS No. 123 for awards granted to employees prior to the effective date but not yet vested on the effective date. Accordingly, prior period amounts are not restated. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, which encouraged, but did not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. However, SFAS No. 123(R) requires all share-based payments to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Our ESPP does not provide more favorable terms nor does it provide a purchase discount plus fees paid of greater than five percent. Accordingly, we determined that our ESPP qualifies as a noncompensatory plan under SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Under SFAS No. 123(R), cash retained from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options, or excess tax benefit, is reported as a cash inflow from financing activities, as well as a cash outflow from operating activities.

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123 and accounted for share-based compensation using the intrinsic value method at the date of grant and provided disclosures of pro forma information regarding net income and earnings per share. Under APB No. 25, we only recorded compensation costs related to restricted stock or when award modifications resulted in cost recognition as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had we previously recognized share-based compensation costs based on the fair value method as prescribed by SFAS No. 123, previously reported net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts shown below, dollars in thousands except per share amounts:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Net income as reported	$5,782	$8,091	$8,294	$11,286
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	293	318	480	390
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	293	838	480	1,387

Pro forma net income	$5,782	$7,571	$8,294	$10,289

Earnings per common share:
Basic, as reported	$0.18	$0.26	$0.27	$0.37

Basic, pro forma	$0.18	$0.24	$0.27	$0.33

Diluted, as reported	$0.18	$0.25	$0.26	$0.35

Diluted, pro forma	$0.18	$0.23	$0.26	$0.31

The reported and pro forma information for the 12 weeks and 24 weeks ended June 18, 2006 in the table above are the same since share-based compensation cost is calculated under the provisions of SFAS No. 123(R). These amounts for the 12 weeks and 24 weeks ended June 18,

2006 are included in the table above only to provide the details for a comparative presentation to the 12 weeks and 24 weeks ended June 19, 2005.

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

Upon adoption of SFAS No. 123(R), we also determined to continue recognizing compensation cost for graded vesting awards as if they were multiple awards under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” which we had previously applied in the calculation of the pro forma reporting requirements under FAS No. 123. FIN No. 28 requires the multiple award approach for grants with graded vesting. Our management believes the use of the multiple award method is preferable because a grant of stock awards with graded vesting is effectively a series of individual grants that vest over various periods and believes that the multiple award method provides for better matching of the compensation cost with the services rendered throughout the vesting periods.

We reported the share-based compensation under “Operating and administrative expenses” on our consolidated statements of operations and under “Additional paid-in capital” in the “Stockholders’ equity” section on our consolidated balance sheets. The share-based compensation costs and the related income tax benefits for the periods indicated are as follows, in thousands.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Share-based compensation costs	$490	$523	$802	$641
Tax benefits related to the share-based compensation costs	197	205	322	251

The net impact of adopting SFAS No. 123(R) on our income from continuing operations and net income was $0.1 million, or $0.00 per diluted share, for the second quarter 2006 and $0.2 million, or $0.01 per diluted share, for the first half of 2006. This net impact represents compensation related to the stock option and SAR awards that would have not been recognized under SFAS No. 123 and does not include compensation related to the restricted stock awards and award modifications that have always been recognized. The remaining unrecognized compensation cost related to the nonvested awards at June 18, 2006 was $6.0 million to be recognized over a weighted-average period of 1.75 years. Of this remaining cost, $1.8 million is related to the stock option and SAR awards that would have not been recognized under SFAS No. 123.

During 2005 we modified and accelerated the vesting of 438,200 shares of unvested stock options to reduce the future expense to be recognized after the adoption of SFAS No. 123(R). The expense recognized in 2005 as a result of this modification was immaterial. Additionally, beginning in 2006, we reduced the stock option grants, awarded SAR grants for the first time and used only service term as the vesting condition for the new restricted stock grants.

Stock options and SARs

The table below details the weighted average assumptions used for the stock option and SAR grants issued in the periods presented and their weighted average fair value derived from the Black-Scholes multiple option-pricing model.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	41%	39%	41%	39%
Risk-free interest rates	4.9%	3.8%	4.6%	4.1%
Weighted average expected lives
Executives	none issued	5.2 years	5.1 years	5.2 years
Non-executives	4.5 years	4.8 years	5.0 years	4.8 years
Weighted average fair value of options granted	$6.84	$4.35	$6.23	$5.85

We applied the same valuation methodologies and assumptions used in estimating the fair value of share-based compensation for pro forma disclosures under SFAS No. 123 upon adoption of SFAS No. 123(R). The expected volatility was based on the daily historical volatility of our publicly traded common stock for a period equal to the grant’s term. The risk-free interest rate was based on the traded zero-coupon U.S. Treasury bond with a term equal to the grant’s expected life. The expected term of the grant was estimated using the historical exercise behavior of associates refined between the executive associate group and the non-executive associate group. The expected term was determined to equal the award vesting periods plus the historical average of each group from vesting date to exercise date. We estimated forfeitures in calculating the share-based compensation costs based on review and assessment of the past forfeiture records excluding forfeitures that resulted from events that are not expected to repeat in the future.

The following table summarizes the stock option and SAR transactions for the 24 weeks ended June 18, 2006, dollars in thousands except weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,434,236	$9.79
Granted	248,600	14.44
Exercised	381,702	8.63
Forfeited or expired	20,485	8.13

Outstanding at June 18, 2006	3,280,649	$10.28	6.16 Years	$25,749

Exercisable at June 18, 2006	2,496,020	$10.69	5.73 Years	$19,447

The intrinsic value of a stock option or SAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option or SAR. The total intrinsic value of options exercised was $2.6 million for the first half of 2006 and $1.8 million for the first half of 2005. Cash received from exercise of stock options was $3.3 million and the tax benefit related to stock options exercised was $1.0 million during the first half of 2006. Total fair value for options vested was $0.8 million during the first half of 2006 and $1.9 million during the first half of 2005. No SARs were exercised during the first half of 2006 and there were no exercisable SARs at June 18, 2006.

Restricted stock

We measure the restricted stock grant based on the grant date fair market value of our common stock, generally the grant date closing price as defined within the plans. We do not expect any forfeiture from the restricted stock awards outstanding at the effective date for which we had recognized the costs for the elapsed term prior to the effective date of SFAS 123(R). Accordingly, upon the adoption of SFAS No. 123(R), we did not record any cumulative effect adjustment to reverse part of those compensation costs recognized prior to the effective date. Prior to the adoption of SFAS No. 123(R), we recognized deferred compensation as a contra-equity account representing the amount of unrecognized restricted stock expense that was reduced as expense was recognized. Under the provisions of SFAS No. 123(R), the recording of deferred compensation is not permissible and we were required to reverse the amount recorded to such contra-equity account in the prior periods upon adoption of SFAS No. 123(R).

The following table summarizes the restricted stock transactions for the 24 weeks ended June 18, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding restricted stock at January 1, 2006	135,833	$13.97
Restricted stock granted	209,779	15.61
Restricted stock vested	2,332	17.14

Outstanding restricted stock at June 18, 2006	343,280	$14.95

The weighted average fair value for restricted stock granted was $16.70 for the 12 weeks ended June 18, 2006 and $11.67 for the 12 weeks ended June 19, 2005. The weighted average fair value for restricted stock granted was $15.61 for the 24 weeks ended June 18, 2006 and $14.40 for the 24 weeks ended June 19, 2005.

Earnings per common share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution, is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to outstanding stock options and SARs for our common stock and unvested restricted stock. The number of shares issued upon exercise of stock options during the 24 weeks ended June 18, 2006 was 381,702.

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles share amounts utilized to calculate earnings per common share and earnings per common share, assuming dilution:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Net income, in thousands	$5,782	$8,091	$8,294	$11,286

Earnings per common share	$0.18	$0.26	$0.27	$0.37
Effect of dilutive stock options	—	(0.01)	(0.01)	(0.02)

Earnings per common share, assuming dilution	$0.18	$0.25	$0.26	$0.35

Weighted average common shares	31,379,382	30,742,029	31,245,683	30,691,318
Effect of dilutive stock options	817,186	1,088,046	758,398	1,360,340

Weighted average common shares and common share equivalents	32,196,568	31,830,075	32,004,081	32,051,658

Outstanding stock options and SARs with exercise prices greater than the average market price of the common stock during the reporting periods and those outstanding awards that were anti-dilutive after the treasury method was applied were not included in the computation of diluted earnings per share.

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

The assets of the discontinued operations include land and building improvements of a distribution facility previously utilized in the Northern California Foodservice Operations and are presented in the consolidated balance sheets under the caption “Assets held for sale.” The liabilities of the discontinued operations are comprised of the remaining accounts payable and accrued liabilities. Loss from discontinued operations for the 12 weeks and 24 weeks ended June 19, 2005 primarily represents the residual activities in the Northern California Foodservice Operations and other adjustments to reserves of exiting the foodservice operations. Such activities were insignificant during the 12 weeks and 24 weeks ended June 18, 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operations.

The following table sets forth the activities and the remaining balances as of June 18, 2006, related to reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands.

	Balance at January 1, 2006	Adjustments	Payments	Balance at June 18, 2006
Lease termination costs	$1,392	$(38)	$(329)	$1,025
Employee severance and related obligations	131	2	(42)	91

	$1,523	$(36)	$(371)	$1,116

4.	Litigation and Other Charges

In the third quarter 2005, we recorded $19.0 million of pre-tax charges related to the settlement of a class action lawsuit involving wage and hour claims by our non-exempt employees in our California stores. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million (see Note 10 “Legal Actions”). At January 1, 2006, we had a litigation reserve of $15.4 million related to this class settlement, which included a previously recorded reserve of $0.7 million.

During the first half of 2006, we made $15.2 million of settlement distribution payments and reversed $0.1 million, pre-tax, of the reserves. The remaining balance of $0.1 million at June 18, 2006 and $15.4 million at January 1, 2006 are reflected in “Other accrued liabilities” on our consolidated balance sheets.

5.	Debt

Amended Credit Facility

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At June 16, 2006, the six-month Eurodollar LIBOR rate was 3.13 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At June 18, 2006, $35.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At June 18, 2006, we had $109.4 million available under our Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of June 18, 2006, the Lease Agreement as amended, with a value of $86.5 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

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

As of June 18, 2006, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

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

The Amended Credit Facility expires on November 18, 2009 and accordingly, our obligation under this agreement has been classified as long-term liabilities in our consolidated balance sheets as of June 18, 2006 and January 1, 2006. The Lease Agreement expires on November 30, 2006 and accordingly, our obligation under this agreement has been classified as short-term liabilities in our consolidated balance sheets as of June 18, 2006 and January 1, 2006. However, it is our intention to finance the election of the option discussed above to purchase the properties under the Lease Agreement prior to its expiration.

Interest

Interest paid on our long-term debt aggregated $4.6 million for the 24 weeks ended June 18, 2006 and $4.1 million for the 24 weeks ended June 19, 2005.

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

The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Service cost	$945	$825	$1,861	$1,596
Interest cost	1,367	1,273	2,692	2,461
Expected return on plan assets	(1,394)	(1,345)	(2,745)	(2,557)
Amortization of prior service cost	51	90	100	173
Amortization of net actuarial loss	757	568	1,490	1,099

Net periodic benefit cost	$1,726	$1,411	$3,398	$2,772

As we previously disclosed in our 2005 Annual Report on Form 10-K, we are not required to make any contributions for the 2006 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2006. During the first two quarters of 2006, we made aggregate contributions of $5.0 million to this plan.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP. The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Service cost	$127	$83	$255	$166
Interest cost	185	175	369	350
Amortization of prior service cost	30	30	60	60
Amortization of net actuarial loss	58	54	116	108

Net periodic benefit cost	$400	$342	$800	$684

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

The components included in the postretirement benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Service cost	$181	$143	$363	$285
Interest cost	276	232	552	464
Amortization of prior service cost	4	4	8	8

Net periodic benefit cost	$461	$379	$923	$757

7.	Costs Associated with Strategic Alternatives

On April 2, 2006, we announced that our Board of Directors initiated the review of our strategic alternatives in view of the announcement by Groupe Casino of its intention to sell a significant portion of its non-core assets by end of 2007. Groupe Casino did not announce however any specific plan with respect to its ownership in us.

We have engaged financial and legal advisors to assist in the review of our strategic alternatives including the appointment of Goldman Sachs as our principal financial advisor. There can be no assurance as to the timing of our process or that any specific transaction will result from this process. Included in the Income from continuing operations and Net income for the 12 weeks and 24 weeks ended June 18, 2006 were $0.5 million net of tax, or $0.02 per diluted share, of costs associated with our assessment of strategic alternatives. Of this amount, approximately one-third relates to costs associated with activities conducted by Goldman Sachs.

8.	Comprehensive Income

Comprehensive income or loss was computed as follows, in thousands:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Net income	$5,782	$8,091	$8,294	$11,286
Other comprehensive (loss) income:
Foreign currency translation adjustments	(63)	(19)	(46)	56

Total other comprehensive (loss) income	(63)	(19)	(46)	56

Total comprehensive income	$5,719	$8,072	$8,248	$11,342

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

Tax payments made to governments and Casino USA for the periods indicated are as follows, in thousands:

	Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005
Tax sharing payments to (benefits received from) Casino USA	$955	$(574)
Taxes paid to states other than California	—	73
Taxes paid to federal government	1,500	4,950

Total taxes paid	$2,455	$4,449

10.	Legal Actions

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On November 4, 2005, the court granted preliminary approval of the settlement. We recorded a pre-tax charge of $19.0 million in our 2005 third quarter to account for the class member wage and hour claims, attorney fees, and administrative expenses of the settlement. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million. Based on the terms of the settlement, we made $15.0 million and $0.2 million of settlement distribution payments in the first and second quarters of 2006, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2005 Annual Report on Form 10-K. Our MD&A provides an overview of our results of operations for the 12 weeks and 24 weeks ended June 18, 2006 as compared to the equivalent periods of 2005. This is followed by a discussion and analysis of our cash flows, capital requirements and financing activities. Lastly, we discuss new accounting pronouncements and critical accounting policies incorporated in our reported financial statements.

Each of our fiscal years consists of 12-week periods in the first, second and fourth quarters of the fiscal year and a 16-week period in the third quarter.

Summary

The major factors that impacted our results of operations and financial position for the 12-week quarters ended June 18, 2006 and June 19, 2005 are as follows:

•	Our second quarter 2006 sales increased 2.0 percent over the second quarter 2005, reflecting growth from the opening of new stores and relocated stores since the end of the second quarter 2005, despite a negative comparable store sales of 0.3 percent primarily attributable to lower transaction counts among our Smart & Final stores business customers and cannibalization of sales at stores located in the same vicinity of our newly opened stores.

•	We did not open any new stores during the second quarter 2006 and at June 18, 2006, operated 237 stores in the United States, as compared to 227 stores at June 19, 2005. While the sales increase attributable to the new stores opened since the end of second quarter 2005 helped increase our sales, the increase in our cost structure from these stores reduced our operating income generated from existing stores.

•	Improved gross profit rate from sales for the second quarter 2006, as compared to the second quarter 2005, was offset by increased distribution costs and higher store occupancy costs including the impact of new stores opened since the end of the second quarter 2005.

•	Operating and administrative expense for the second quarter 2006 increased in dollars and as a percentage of sales as compared to the second quarter 2005 largely attributable to increased store operating costs, increased information system costs and costs associated with our assessment of strategic alternatives.

We reported income from continuing operations of $5.8 million, or $0.18 per diluted share, for the 12 weeks ended June 18, 2006, a decrease of $2.4 million from $8.2 million, or $0.26 per diluted share, for the 12 weeks ended June 19, 2005. We reported income from continuing operations of $8.3 million, or $0.26 per diluted share, for the 24 weeks ended June 18,

2006, a decrease of $3.4 million from $11.7 million, or $0.36 per diluted share, for the 24 weeks ended June 19, 2005.

We reported net income of $5.8 million, or $0.18 per diluted share, for the 12 weeks ended June 18, 2006, compared to net income of $8.1 million, or $0.25 per diluted share, for the 12 weeks ended June 19, 2005. We reported net income of $8.3 million, or $0.26 per diluted share, for the 24 weeks ended June 18, 2006, compared to net income of $11.3 million, or $0.35 per diluted share, for the 24 weeks ended June 19, 2005. Loss from discontinued operations was $0.1 million, net of tax benefit, for the second quarter 2005 and $0.4 million, net of tax benefit, for the 24 weeks ended June 19, 2005; such activities were insignificant during the first half of 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statements of operations for the 12 weeks and 24 weeks ended June 18, 2006.

In recent periods we have expanded the pace of our store development program. In 2005 we opened 13 stores as compared to 4 stores in 2004 and 4 stores in 2003. For 2006 we plan to proceed with another year of similar or slightly lower growth compared to 2005. The store development plan has contributed to year over year sales growth; however, the acceleration in our store openings has also impacted our results of operations due to the time for new stores to reach profitability as part of a normal maturity cycle. For stores that were opened in 2004, 2005 and 2006, the impact of these stores on results of operations for the 12 weeks ended June 19, 2005 was a store contribution loss of $1.5 million, and for the 12 weeks ended June 18, 2006 was a store contribution loss of $1.8 million. For these same stores, the impact on results of operations for the 24 weeks ended June 19, 2005 was a store contribution loss of $2.4 million, and for the 24 weeks ended June 18, 2006 was a store contribution loss of $4.3 million.

We believe that our future growth depends on our ability to expand by opening new and relocated stores, undergoing remodels in the current stores to better serve our customers, and increasing our market presence by expanding our store formats. With the increasing competition within the retail grocery market, there is no assurance that our sales growth will maintain at the current level, and our profitability is dependent upon our leveraging sales growth and new store openings while implementing effective cost controls.

Results of Operations

The following table shows, for the periods indicated, certain consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	83.5	83.5	83.8	83.8

Gross margin	16.5	16.5	16.2	16.2
Operating and administrative expenses	14.1	13.3	14.3	13.7

Income from operations	2.3	3.2	1.9	2.6
Interest expense, net	0.5	0.4	0.5	0.5

Income from continuing operations before income taxes	1.8	2.7	1.4	2.1
Income tax provision	(0.7)	(1.1)	(0.5)	(0.8)
Equity earnings of joint venture	0.1	—	0.1	—

Income from continuing operations	1.2	1.7	0.9	1.3
Discontinued operations, net of tax	—	—	—	—

Net income	1.2%	1.7%	0.9%	1.2%

Comparison of Twelve Weeks Ended June 18, 2006 with Twelve Weeks Ended June 19, 2005.

Sales

Sales from continuing operations in the second quarter 2006 were $493.7 million, an increase of 2.0 percent over the second quarter 2005 sales of $484.1 million. Our second quarter 2006 comparable store sales decreased by 0.3 percent compared to the 2005 level. We define comparable stores as those that have been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area.

The year-to-year decrease in comparable store sales was primarily attributable to lower transaction counts among our Smart & Final stores business customers and cannibalization of sales at stores located in the same vicinity of our newly opened stores. In the second quarter 2006, the comparable average transaction increased by 2.0 percent to $44.51 from $43.66 for the second quarter 2005 while the comparable transaction counts decreased by 2.2 percent.

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

Gross margin from continuing operations increased $1.6 million, or 1.9 percent, to $81.3 million for the second quarter 2006 as compared to $79.7 million for the second quarter 2005. The increase in gross margin was primarily related to increased sales and merchandise margin, partially offset by increased distribution costs and occupancy costs.

As a percentage of sales, gross margin was 16.5 percent for both second quarter 2006 and 2005. Gross profit rate from sales improved by 0.62 percent but was primarily offset by a 0.41 percent increase in distribution costs and a 0.11 percent increase in occupancy costs. The increased distribution cost was primarily due to the start up activities and inefficiencies associated with the new warehouse facility that started deliveries in late fourth quarter 2005 to accommodate our future growth, increased volume, higher fuel costs and inefficiencies associated with the implementation of our new supply chain management system to improve our distribution network. The increase in occupancy cost was due to the new and relocated stores, store remodeling and the relatively fixed nature of these costs against the sales base.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level (primarily labor and related fringe benefit costs), advertising and marketing costs, overhead costs and corporate office costs.

Operating and administrative expenses from continuing operations increased $5.4 million, or 8.4 percent, to $69.7 million for the second quarter 2006 as compared to $64.3 million for the second quarter 2005.

As a percentage of sales, operating and administrative expenses increased to 14.1 percent for the second quarter 2006 from 13.3 percent for the second quarter 2005. The 0.8 percent increase is primarily comprised of a 0.29 percent increase in information system costs including the expense associated with our new supply chain management system that was implemented in the third quarter 2005, a 0.24 percent increase in store operating costs primarily attributable to the new and relocated stores, and a 0.18 percent increase related to costs associated with our assessment of strategic alternatives. Other increases, including advertising expense and incentive compensation, were partially offset by lower legal expense.

As of January 2, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Accounting,” which requires all share-based payments to be recognized in the income statement based on their fair values. The impact of the adoption of SFAS No. 123(R) was $0.2 million of share-based compensation expense reported under operating and administrative expenses for the second quarter 2006. Had SFAS No. 123(R) been effective for the second quarter 2005, the impact would have been an increase of $0.9 million, or 0.2 percent of sales, to operating and administrative expenses.

Interest expense, net

Interest expense, net increased to $2.5 million for the second quarter 2006 as compared to $2.2 million for the second quarter 2005. The increase was primarily due to the higher average debt outstanding and higher rates. At June 18, 2006, the outstanding balance on the revolving credit facility was $35.0 million, compared with $30.0 million at June 19, 2005.

Income tax provision

Income tax expense was $3.6 million for the second quarter 2006 as compared to $5.2 million for the second quarter 2005. The effective tax rate for the second quarter 2006 was 39.6 percent and the effective tax rate for the second quarter 2005 was 39.4 percent.

Equity earnings of joint venture

Our wholly-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexico holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operated 13 stores in Mexico as a Mexican domestic corporation as of June 18, 2006. Our interest in the joint venture is not consolidated and is reported on the equity basis of accounting. During the second quarter 2006, the equity earnings from the joint venture was $0.3 million, as compared to $0.2 million in the second quarter 2005.

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

Loss from discontinued operations was $0.1 million, net of tax benefit of $0.1 million, for the second quarter 2005. Loss from discontinued operations represented primarily the run-off activities in the foodservice operations. Such activities were insignificant during the 12 weeks ended June 18, 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operations for the 12 weeks ended June 18, 2006.

Comparison of Twenty-Four Weeks Ended June 18, 2006 with Twenty-Four Weeks Ended June 19, 2005.

Sales

Sales from continuing operations in the first half of 2006 were $940.5 million, an increase of 3.2 percent over the first half of 2005 sales of $911.7 million. Our first half of 2006 comparable store sales increased by 0.7 percent compared to the 2005 level. The year-to-year increase in comparable store sales was primarily attributable to an increase in our comparable average transaction of 2.9 percent to $44.06 from $42.83 for the first half of 2005 which was partially offset by a decrease in comparable transaction counts of 2.1 percent.

Gross margin

Gross margin from continuing operations increased $4.2 million, or 2.8 percent, to $152.1 million for the first half of 2006 as compared to $147.9 million for the first half of 2005. The increase in gross margin was primarily related to increased sales and merchandise margin, partially offset by increased distribution costs and occupancy costs.

As a percentage of sales, gross margin was 16.2 percent for both first half of 2006 and 2005. Gross profit rate from sales improved by 0.72 percent but was offset by a 0.53 percent increase in distribution costs and a 0.16 percent increase in occupancy costs. The increased distribution cost was primarily due to the start up activities and inefficiencies associated with the new warehouse facility that started deliveries in late fourth quarter 2005 to accommodate our future growth, increased volume, higher fuel costs and inefficiencies associated with the implementation of our new supply chain management system to improve our distribution network. The increase in occupancy cost was due to the new and relocated stores, store remodeling and the relatively fixed nature of these costs against the sales base.

Operating and administrative expenses

Operating and administrative expenses from continuing operations increased $10.0 million, or 8.0 percent, to $134.5 million for the first half of 2006 as compared to $124.5 million for the first half of 2005.

As a percentage of sales, operating and administrative expenses increased to 14.3 percent for the first half of 2006 from 13.7 percent for the first half of 2005. The 0.6 percent increase is primarily comprised of a 0.45 percent increase in increased store labor and other operating costs primarily attributable to the new and relocated stores, a 0.27 percent increase in information system costs including the expense associated with our new supply chain management system that was implemented in the third quarter 2005, and a 0.10 percent increase related to costs associated with our assessment of strategic alternatives. These increases were partially offset by lower legal expense.

The impact of the adoption of SFAS No. 123(R) was $0.4 million of share-based compensation expense reported under operating and administrative expenses for the first half of 2006. Had SFAS No. 123(R) been effective for the first half of 2005, the impact would have been an increase of $1.6 million, or 0.2 percent of sales, to operating and administrative expenses.

Interest expense, net

Interest expense, net increased to $4.9 million for the first half of 2006 as compared to $4.4 million for the first half of 2005. The increase was primarily due to the higher average debt outstanding and higher rates.

Income tax provision

Income tax expense was $5.0 million for the first half of 2006 as compared to $7.4 million for the first half of 2005. The effective tax rate for the first half of 2006 was 39.5 percent and the effective tax rate for the first half of 2005 was 39.2 percent.

Equity earnings of joint venture

During the first half of 2006, the equity earnings from Smart & Final Mexico’s joint venture was $0.6 million, as compared to $0.2 million in the first half of 2005.

Discontinued operations

Loss from discontinued operations was $0.4 million, net of tax benefit of $0.3 million, for the first half of 2005. Loss from discontinued operations represented primarily the run-off activities in the foodservice operations. Such activities were insignificant during the first half of 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operations for the 24 weeks ended June 18, 2006.

Accounting change - share-based compensation

Effective beginning January 2, 2006, we adopted SFAS No. 123(R) using the modified prospective application method, under which compensation cost is recognized beginning with the effective date based on the grant date fair value estimated in accordance with (a) the requirements of SFAS No. 123(R) for all share-based payment awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” for awards granted to employees prior to the effective date but not yet vested on the effective date. Accordingly, prior period amounts are not restated.

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123 and accounted for share-based compensation using the intrinsic value method at the date of grant and provided disclosures of pro forma information regarding net income and earnings per share. Under APB No. 25, we only recorded compensation costs related to restricted stock or when award modifications resulted in cost recognition as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Upon adoption of SFAS No. 123(R), we selected the Black-Scholes multiple option-pricing model to determine the grant date fair value for stock options and stock appreciation rights (“SARs”) granted. The Black-Scholes multiple option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in our consolidated statement of operations.

We applied the same valuation methodologies and assumptions used in estimating the fair value of share-based compensation for pro forma reporting under SFAS No. 123 upon adoption of SFAS No. 123(R). We estimated forfeitures in calculating the share-based compensation based on review and assessment of the past forfeiture records excluding forfeitures that resulted from events that are not expected to repeat in the future. We do not expect any forfeiture from the restricted awards outstanding at the effective date for which we had recognized the costs for the elapsed term prior to the effective date of SFAS 123(R). Accordingly, upon the adoption of SFAS No. 123(R), we did not record any cumulative effect adjustment to reverse part of those compensation costs recognized prior to the effective date.

We reported the share-based compensation under “Operating and administrative expenses” on our consolidated statements of operations and under “Additional paid-in capital” in the “Stockholders’ equity” section on our consolidated balance sheets. We recognized share-based compensation costs of $0.5 million and related income tax benefit of $0.2 million for both second quarter 2006 and 2005. We recorded share-based compensation costs of $0.8 million and the related income tax benefit of $0.3 million for the first half of 2006 and share-based compensation costs of $0.6 million and the related income tax benefit of $0.3 million for the first half of 2005. The net impact of adopting SFAS No. 123(R) on our income from continuing operations and net income was $0.1 million, or $0.00 per diluted share, for the second quarter 2006 and $0.2 million, or $0.1 per diluted share, for the first half of 2006. This net impact represents compensation related to the stock option and SAR awards that would have not been recognized under SFAS No. 123 and does not include compensation related to the restricted stock awards and award modifications that have always been recognized. The remaining unrecognized compensation cost related to the nonvested awards at June 18, 2006 was $6.0 million to be recognized over a weighted-average period of 1.75 years. Of this remaining cost, $1.8 million is related to the stock option and SAR awards that would have not been recognized under SFAS No. 123.

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

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities from continuing operations was $4.2 million in the first half of 2006, as compared to $32.6 million in the comparable 2005 period. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In the first half of 2006, we utilized cash to fund the payment of a litigation settlement and lower our accounts payable balance due to inventory purchases for new stores opened disproportionately towards the latter part of 2005.

Net cash used in investing activities from continuing operations was $14.9 million in the first half of 2006 as compared to $26.9 million in the comparable 2005 period. In the first half of 2006, our capital expenditures decreased by $11.8 million as compared to the first half of 2005, primarily due to purchase of land for future store sites in the first half of 2005 and decreased investment in store construction and equipment and investment in information system hardware and software.

Net cash provided by financing activities from continuing activities was $18.2 million in the first half of 2006 as compared to $4.6 million in the comparable 2005 period, primarily due to the borrowing on our outstanding obligation under a revolving bank credit facility and the proceeds from issuance of our common stock upon stock option exercises. The additional borrowing made in the first half of 2006 was $15.0 million to increase the total borrowing under this credit facility, as amended, from $20.0 million at the beginning of 2006 to $35.0 million at June 18, 2006. During the first half of 2005, the additional borrowing under this credit facility was $5.0 million and at June 19, 2005, the total borrowing under this credit facility was $30.0 million.

At June 18, 2006, we had cash and cash equivalents of $39.4 million, stockholders’ equity of $287.1 million and debt, excluding capital leases, of $121.5 million. At June 18, 2006, we had working capital of $8.5 million, compared to a deficit in working capital of $23.8 million at January 1, 2006. The increase in working capital was primarily due to payments in the first half of 2006 for litigation settlement distributions and lowering of accounts payable and incentive compensation payable balances that were funded by the bank credit facility. Our $86.5 obligation under a lease facility, which expires in November 2006, was reported under current liabilities on our consolidated balance sheets at June 18, 2006 and January 1, 2006. For further discussion about the bank credit facility and the lease facility, see “Bank credit facility, lease facility and other financing activities” below.

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing for buildings, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware as well as general working capital requirements.

During the first half of 2006, we opened one new store. During 2005 in the western United States, we opened 13 stores and relocated two stores. We plan to proceed with another year of similar or slightly lower growth compared to 2005 in our store development program in the second half of 2006. We estimate that the capital expenditure requirement for improvements and equipment for a new store is approximately $0.9 million to $3.0 million. We typically enter into lease arrangements for our store properties. From time to time we may purchase the properties for an additional capital investment that depends on the property location and market value. Working capital investment related to a new store is approximately $0.2 million and primarily relates to inventory net of trade vendor accounts payable. We also plan to perform approximately 14 major remodels to existing stores in 2006 which generally require capital expenditures in excess of $0.4 million per major remodel. Total capital expenditures for 2006, including investment in capitalized software, are currently estimated at $50 million to $55 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory defined benefit retirement plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As we previously disclosed in our 2005 Annual Report on Form 10-K, we are not required to make any contributions for the 2006 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2006. During the first half of 2006, we made aggregate contributions of $5.0 million to this plan.

On September 14, 2005, our Board of Directors authorized the Repurchase Program. The repurchases will be made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on repurchases is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors. Through June 18, 2006, we repurchased 203,286 shares of our common stock for an aggregate cost of $2.7 million and an additional $17.3 million of our common stock may be repurchased under the Repurchase Program during the remainder of 2006.

As discussed in Part II, Item 1. “Legal Proceedings,” regarding a settlement agreement approved on February 16, 2006, we made $15.2 million of settlement distribution payments in the first half of 2006 according to the terms of such agreement.

Bank credit facility, lease facility and other financing activities

Amended Credit Facility

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At June 16, 2006, the six-month Eurodollar LIBOR rate was 3.13 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At June 18, 2006, $35.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At June 18, 2006, we had $109.4 million available under our Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of June 18, 2006, the Lease Agreement as amended, with a value of $86.5 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

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

As of June 18, 2006, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

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

The Amended Credit Facility expires on November 18, 2009 and accordingly, our obligation under this agreement has been classified as long-term liabilities in our consolidated balance sheets as of June 18, 2006 and January 1, 2006. The Lease Agreement expires on November 30, 2006 and accordingly, our obligation under this agreement has been classified as short-term liabilities in our consolidated balance sheets as of June 18, 2006 and January 1, 2006. However, it is our intention to finance the election of the option discussed above to purchase the properties under the Lease Agreement prior to its expiration.

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

We are exposed to market risks relating to fluctuations in interest rates and the foreign exchange rates between the U.S. Dollar and foreign currencies, primarily the Mexican Peso. Our primary market risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of June 18, 2006, our exposure to foreign currency risk was limited.

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

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations under Smart & Final Mexico and the equity earnings of its Mexico joint venture. As of June 18, 2006, such exposure was the $8.5 million net investment in Smart & Final Mexico which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. Dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

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

We are currently in the process of implementing a new accounting system that will replace our current system. The implementation of the new accounting system will materially impact our internal control over financial reporting as this new system will change existing business and accounting control processes. We are implementing this system in a phased approach and we expect one or more phases to be implemented in our third quarter 2006.

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

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On November 4, 2005, the court granted preliminary approval of the settlement. We recorded a pre-tax charge of $19.0 million in our 2005 third quarter to account for the class member wage and hour claims, attorney fees, and administrative expenses of the settlement. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million. Based on the terms of the settlement, we made $15.0 million and $0.2 million of settlement distribution payments in the first and second quarters of 2006, respectively.

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

On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock (the “Repurchase Program”). The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on the repurchase is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors. We did not repurchase any shares under the Repurchase Program in the second quarter 2006. As of June 18, 2006, $17.3 million of authorized value remained for further share repurchases for the remainder of 2006.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Smart & Final Inc. was held on May 17, 2006. At the meeting, stockholders elected eight directors, each for a term of one year to serve on our Board of Directors until the 2007 Annual Meeting of Stockholders and until their successors have been duly elected and qualified; and

Seven of the nominees listed below were serving on our Board before the 2006 Annual Meeting and one nominee, David L. Meyers had never previously served on our Board.

The votes cast for or withheld for each nominee for office as a director were as follows:

	VOTES
	For	Withheld
L. Hakim Aouani	26,438,200	3,149,315
Thierry Bourgeron	26,439,321	3,148,194
Timm F. Crull	28,554,712	1,032,803
David L. Meyers	28,614,683	972,832
Joël-André Ornstein	26,770,589	2,816,926
Ross E. Roeder	26,427,359	3,160,156
Etienne Snollaerts	26,396,969	3,190,546
Stephen E. Watson	28,448,265	1,139,250

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.62* **	2006 Employment Agreement between Smart & Final Inc. and Etienne Snollaerts dated as of May 17, 2006

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Management contracts and compensatory plans, contracts and arrangements of Smart & Final Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: July 24, 2006	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Senior Vice President and Chief Financial Officer