Form 10-Q
period 2006-10-08
SMART & FINAL INC/DE
filed 2006-11-13
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 8, 2006

or

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

As of November 8, 2006, the registrant had outstanding 31,796,841 shares of common stock.

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

Furthermore, there can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business, including costs associated with the study of potential strategic alternatives and costs resulting from the potential consummation of a specific transaction. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in Part I, Item 1A. “Risk Factors” of our 2005 Annual Report on Form 10-K. Except as specifically set forth below in Part II, Item 1A. “Risk Factors” and in Part II, Item 5. “Other Information” for material changes, if applicable, during the quarter ended October 8, 2006, we undertake no obligation to update any such forward-looking or other statement.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	October 8, 2006	January 1, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,067	$31,887
Accounts receivable, less allowance for doubtful accounts of $287 in 2006 and $273 in 2005	14,328	18,410
Inventories	168,122	158,553
Prepaid expenses and other current assets	19,098	16,333
Deferred tax assets	14,031	13,036
Assets held for sale	2,129	2,129

Total current assets	248,775	240,348
Property, plant and equipment:
Land	79,188	70,860
Buildings and improvements	66,219	62,335
Leasehold improvements	139,858	137,467
Fixtures and equipment	221,554	209,751

	506,819	480,413
Less – Accumulated depreciation and amortization	243,080	221,951

Net property, plant and equipment	263,739	258,462
Assets under capital leases, net of accumulated amortization of $3,020 in 2006 and $5,106 in 2005	1,069	1,423
Goodwill	34,775	34,775
Deferred tax assets	16,400	28,749
Equity investment in joint venture	8,145	7,481
Cash held in real estate trust	123	120
Other assets	70,503	66,960

Total assets	$643,529	$638,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$53,875	$54,076
Notes payable to affiliate	33,125	33,146
Accounts payable	96,245	99,694
Accrued salaries and wages	16,098	19,898
Other accrued liabilities	36,157	56,251
Liabilities of discontinued operations	760	1,101

Total current liabilities	236,260	264,166
Long-term liabilities:
Obligations under capital leases	1,395	1,848
Bank debt	30,000	20,000
Other long-term liabilities	36,108	35,086
Postretirement and postemployment benefits	43,160	43,275

Total long-term liabilities	110,663	100,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 32,541,031 shares issued and outstanding in 2006 and 31,903,478 in 2005)	322	319
Additional paid-in capital	239,185	231,775
Retained earnings	83,270	67,523
Accumulated other comprehensive loss	(16,013)	(15,822)
Notes receivable for common stock	(18)	(18)
Treasury stock, at cost, 755,376 shares in 2006 and 729,475 in 2005	(10,140)	(9,834)

Total stockholders’ equity	296,606	273,943

Total liabilities and stockholders’ equity	$643,529	$638,318

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
	(Unaudited)		(Unaudited)
Sales	$672,558	$634,371	$1,613,074	$1,546,101
Cost of sales, buying and occupancy	561,810	524,996	1,350,259	1,288,819

Gross margin	110,748	109,375	262,815	257,282
Operating and administrative expenses	95,679	86,903	230,130	211,444
Litigation charge	—	19,000	—	19,000

Income from operations	15,069	3,472	32,685	26,838
Interest expense, net	3,111	2,882	8,004	7,262

Income from continuing operations before income taxes	11,958	590	24,681	19,576
Income tax provision	(4,762)	(136)	(9,785)	(7,585)
Equity earnings of joint venture	257	497	851	652

Income from continuing operations	7,453	951	15,747	12,643
Discontinued operations, net of tax	—	(128)	—	(534)

Net income	$7,453	$823	$15,747	$12,109

Earnings (loss) per common share*
Earnings per common share from continuing operations	$0.24	$0.03	$0.50	$0.41
Loss per common share from discontinued operations	—	—	—	(0.02)

Earnings per common share	$0.24	$0.03	$0.50	$0.39

Weighted average common shares	31,415,296	30,883,785	31,313,528	30,768,305

Earnings (loss) per common share, assuming dilution*
Earnings per common share, assuming dilution, from continuing operations	$0.23	$0.03	$0.49	$0.39
Loss per common share, assuming dilution, from discontinued operations	—	—	—	(0.02)

Earnings per common share, assuming dilution	$0.23	$0.03	$0.49	$0.38

Weighted average common shares and common share equivalents	32,204,239	32,229,174	32,084,144	32,122,664

*	Totals may not aggregate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Forty Weeks Ended
	October 8, 2006	October 9, 2005
	(Unaudited)
Cash Flows from Operating Activities:
Income from continuing operations	$15,747	$12,643
Adjustments to reconcile income from continuing operations to net cash provided by continuing activities:
Non-cash litigation charge, net of tax	—	11,373
Depreciation	14,459	14,066
Amortization	12,708	9,777
Amortization of deferred financing costs	359	220
Share-based compensation	2,475	845
Excess tax benefit from share-based compensation	(693)	—
Deferred income tax provision	11,354	943
Equity earnings of joint venture	(851)	(652)
Asset impairment, at gross	594	—
Gain on disposal of property, plant and equipment	(75)	(64)
Decrease (increase) in:
Accounts receivable	4,088	527
Inventories	(9,568)	(2,589)
Prepaid expenses and other assets	(4,506)	2,471
Increase (decrease) in:
Accounts payable	(3,449)	10,749
Accrued salaries and wages	(3,800)	(2,921)
Other accrued liabilities	(14,905)	2,060

Net cash provided by continuing activities	23,937	59,448
Net cash used in discontinued activities	—	(1,970)

Net cash provided by operating activities	23,937	57,478

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(31,874)	(34,678)
Proceeds from disposal of property, plant and equipment	82	37
Investment in capitalized software	(6,453)	(9,088)
Other, net	16	(423)

Net cash used in investing activities	(38,229)	(44,152)

Cash Flows from Financing Activities:
Payments on bank line of credit	(60,000)	(20,000)
Borrowings on bank line of credit	70,000	20,000
Payments on notes payable	(675)	(1,040)
Excess tax benefits from share-based compensation	693	—
Stock repurchases	(289)	—
Payments in connection with debt amendments	—	(215)
Proceeds from issuance of common stock, net of costs	3,743	1,388

Net cash provided by financing activities	13,472	133

(Decrease) Increase in cash and cash equivalents	(820)	13,459
Cash and cash equivalents at beginning of the period	31,887	28,672

Cash and cash equivalents at end of the period	$31,067	$42,131

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at October 8, 2006 was a 52.5 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we,” “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 55.3 percent of our outstanding common stock as of October 8, 2006.

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

Our Supplemental Deferred Compensation Plan, as amended and Directors Deferred Compensation Plan, as amended (together as the “Deferred Compensation Plans”), allow eligible participants to defer and invest the covered compensation, including base salary, bonus and irrevocably vested shares of restricted stock into these plans. Under these plans, a participant may elect to withdraw all or a portion of the remainder of the participant’s account balance prior to the time such balance is otherwise due and payable, subject to a withdrawal penalty equal to ten percent of the withdrawal amount. Payments for distribution and withdrawal penalty are made solely in shares if the related deferral investment was made in our common stock.

We record the repurchase of our common stock, as well as our common stock accepted from stock option exercises or as withdrawal penalty under the Deferred Compensation Plans, as “Treasury stock” under “Stockholders’ equity” on our consolidated balance sheets using the cost method. At the beginning of our fiscal year 2006, the balance of treasury stock was $9.8 million, or 729,475 shares of common stock, representing 181,329 shares of our common stock repurchased through the Repurchase Program for an aggregate cost of $2.4 million and 548,146 shares of our common stock accepted in connection with stock option exercises for an aggregate cost of $7.4 million. During the 40 weeks ended October 8, 2006, we repurchased 21,957 shares of our common stock at an average cost of $13.14 per share through the Repurchase Program and under the Deferred Compensation Plans received 3,944 shares of withdrawal penalty at an average cost of $4.57 for an aggregate of $0.3 million. At October 8, 2006, the balance of treasury stock was $10.1 million, or 755,376 shares of our common stock.

Share-based compensation

We currently have two active share-based compensation plans, the Equity Compensation Plan with 5,100,000 shares of our common stock authorized for awards and the Long-Term Equity Compensation Plan for Non-Employee Directors with 375,000 shares authorized for awards. The numbers of shares available under both plans increase each year by the total number of awards exercised and/or in the case of restricted stock awards, vested, under each plan not exceeding the maximum amounts prescribed by the plans. Under these plans, options and stock appreciation rights (“SARs”) are generally granted at a price equal to the fair market value of our common stock on the date of grant, vesting over a four-year period beginning one year from the date of grant, and have a ten-year term for the options and an eight-year term for the SARs. Restricted stock granted under these plans may have different terms. Currently, new shares are issued upon exercises of options and SARs or releases of restricted stock vested. We also offer an Employee Stock Purchase Plan (the “ESPP”) to all associates, except company officers, who are at least 18 years old. Under the ESPP, the associates purchase our common stock at the fair market value through regular payroll deductions. We pay the commission and fees for such stock purchases.

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

Had we previously recognized share-based compensation costs based on the fair value method as prescribed by SFAS No. 123, previously reported net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts shown below, dollars in thousands except per share amounts:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
Net income as reported	$7,453	$823	$15,747	$12,109
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	1,010	76	1,491	471
Deduct: Total share-based compensation expense determined under fair value method for all awards, net of related tax effects	1,010	699	1,491	2,117

Pro forma net income	$7,453	$200	$15,747	$10,463

Earnings per common share:
Basic, as reported	$0.24	$0.03	$0.50	$0.39

Basic, pro forma	$0.24	$0.01	$0.50	$0.33

Diluted, as reported	$0.23	$0.03	$0.49	$0.38

Diluted, pro forma	$0.23	$0.01	$0.49	$0.32

The reported and pro forma information for the 16 weeks and 40 weeks ended October 8, 2006 in the table above are the same since share-based compensation cost is calculated under the provisions of SFAS No. 123(R). These amounts are included in the table above only to provide the details for a comparative presentation to the 16 weeks and 40 weeks ended October 9, 2005.

Upon adoption of SFAS No. 123(R), we selected the Black-Scholes option-pricing model to determine the grant date fair value for each stock option and SAR grant. The Black-Scholes option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in our consolidated statement of operations.

Upon adoption of SFAS No. 123(R), we also determined to continue recognizing compensation cost for graded vesting awards as if they were multiple awards under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” which we had previously applied in the calculation of the pro forma reporting requirements under SFAS No. 123. FIN No. 28 requires the multiple award approach for grants with graded vesting. Our management believes the use of the multiple award method is preferable because a grant of stock awards with graded vesting is effectively a series of individual grants that vest over various periods and believes that the multiple award method provides for better matching of the compensation cost with the services rendered throughout the vesting periods.

We reported the share-based compensation under “Operating and administrative expenses” on our consolidated statements of operations and under “Additional paid-in capital” in the “Stockholders’ equity” section on our consolidated balance sheets.

On September 20, 2006, we modified the terms of outstanding stock awards of an executive officer which included 64,999 shares of non-vested stock options and SARs, 19,000 shares of non-vested restricted stock and 165,001 shares of vested stock options. The modification provided for the vesting of all unvested awards and provided for a one-year period for the exercise of all the outstanding awards to be effective upon the tender of the executive officer’s anticipated resignation of employment. This executive tendered his resignation on October 31, 2006. The total incremental compensation cost recognized in our third quarter 2006 as a result of this stock award modification was $0.9 million.

The share-based compensation costs and the related income tax benefits recognized for the periods indicated are as follows, in thousands.

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
Share-based compensation costs	$1,688	$127	$2,490	$768
Tax benefits related to the share-based compensation costs	678	51	999	297

The net impact of adopting SFAS No. 123(R) on our income from continuing operations and net income was an increase of $0.7 million, or $0.02 per diluted share, for the 16 weeks ended October 8, 2006 and an increase of $0.5 million, or $0.01 per diluted share, for the 40 weeks ended October 8, 2006. This net impact represents lower compensation cost recognized related to stock option award modifications under SFAS No. 123(R) than what would have been recognized under SFAS No. 123, partially offset by compensation cost related to stock option and SAR awards that would have not been recognized under SFAS No. 123. The remaining unrecognized compensation cost related to the nonvested awards at October 8, 2006 was $5.1 million to be recognized over a weighted-average period of 1.61 years. Of this remaining cost, $1.6 million is related to the stock option and SAR awards that would have not been recognized under SFAS No. 123.

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

Stock options and SARs

The table below details the weighted average assumptions used for the stock option and SAR grants issued in the periods presented and their weighted average fair value derived from the Black-Scholes option-pricing model.

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	42%	41%	41%	41%
Risk-free interest rates	4.8%	4.2%	4.6%	4.1%
Weighted average expected lives
Executives	none issued	5.2 years	5.1 years	5.2 years
Non-executives	5.1 years	4.7 years	5.0 years	4.7 years
Weighted average fair value of options granted	$6.89	$5.45	$6.30	$5.80

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

The following table summarizes the stock option and SAR transactions for the 40 weeks ended October 8, 2006, dollars in thousands except weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,434,236	$9.79
Granted	278,000	14.58
Exercised	427,774	8.76
Forfeited or expired	26,902	9.93

Outstanding at October 8, 2006	3,257,560	$10.33	5.48 Years	$25,286

Exercisable at October 8, 2006	2,600,389	$10.45	5.88 Years	$19,859

The intrinsic value of a stock option or SAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option or SAR. The total intrinsic value of options exercised was $2.9 million for the 40 weeks ended October 8, 2006 and $4.2 million for the 40 weeks ended October 9, 2005. Cash received from exercise of stock options was $3.7 million and the tax benefit related to stock options exercised was $1.1 million during the 40 weeks ended October 8, 2006. Total fair value for options vested was $1.3 million during the 40 weeks ended October 8, 2006 and $3.0 million during 40 weeks ended October 9, 2005. No SARs were exercised during the first three quarters of 2006.

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

The following table summarizes the restricted stock transactions for the 40 weeks ended October 8, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock at January 1, 2006	135,833	$13.97
Restricted stock granted	207,447	15.59
Restricted stock vested	—	—

Outstanding restricted stock at October 8, 2006	343,280	$14.95

We did not grant any restricted stock during the 16-week quarters ended October 8, 2006 and October 9, 2005. The weighted average grant-date fair value for restricted stock granted was $15.59 for the 40 weeks ended October 8, 2006 and $14.40 for the 40 weeks ended October 9, 2005.

Earnings per common share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution, is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to outstanding stock options and SARs for our common stock and unvested restricted stock. The number of shares issued upon exercise of stock options during the 40 weeks ended October 8, 2006 was 427,774.

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles share amounts utilized to calculate earnings per common share and earnings per common share, assuming dilution:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
Net income, in thousands	$7,453	$823	$15,747	$12,109

Earnings per common share	$0.24	$0.03	$0.50	$0.39
Effect of dilutive stock options	(0.01)	—	(0.01)	(0.01)

Earnings per common share, assuming dilution	$0.23	$0.03	$0.49	$0.38

Weighted average common shares	31,415,296	30,883,785	31,313,528	30,768,305
Effect of dilutive stock options	788,943	1,345,389	770,616	1,354,359

Weighted average common shares and common share equivalents	32,204,239	32,229,174	32,084,144	32,122,664

Outstanding stock options and SARs with exercise prices greater than the average market price of the common stock during the reporting periods and those outstanding awards that were anti-dilutive after the treasury method was applied were not included in the computation of diluted earnings per share.

2. New Accounting Pronouncements

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 requires an employer to a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 will have any material impact on our results of operations and we are currently assessing the impact on our statements of financial position.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities whenever other standards require or permit and expands disclosure associated with fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used by market participants when pricing the asset or liability. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

SAB No. 108

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment using both an income statement (rollover) approach and a balance sheet (iron curtain) approach and provides for a one-time cumulative effect transition. We will adopt SAB No. 108 in the first interim period of our fiscal year 2007. We do not believe the adoption of SAB No. 108 will have a material impact on our results of operations or financial position.

FIN No. 48

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires the enterprise to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, FIN No. 48 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN No. 48 on our results of operations and financial position.

EITF Issue No. 06-3

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 allows entities to present on either a gross basis or a net basis, in their statements of income any tax assessed by a governmental authority that is directly imposed on revenue-producing transactions between a seller and a customer. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006. We currently present these transactions on a net basis and therefore the adoption of this standard will not have a material impact on our results of operations or financial position.

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

The assets of the discontinued operations include land and building improvements of a distribution facility previously utilized in the Northern California Foodservice Operations and are presented in the consolidated balance sheets under the caption “Assets held for sale.” The liabilities of the discontinued operations are comprised of the remaining accounts payable and accrued liabilities. Loss from discontinued operations for the 16 weeks and 40 weeks ended October 9, 2005 primarily represents the residual activities in the Northern California Foodservice Operations and other adjustments to reserves of exiting the foodservice operations. Such activities were insignificant during the 16 weeks and 40 weeks ended October 8, 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operations.

The following table sets forth the activities and the remaining balances as of October 8, 2006, related to reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands.

	Balance at January 1, 2006	Adjustments	Payments	Balance at October 8, 2006
Lease termination costs	$1,392	$3	$(412)	$983
Employee severance and related obligations	131	6	(67)	70

	$1,523	$9	$(479)	$1,053

4. Litigation and Other Charges

In the third quarter 2005, we recorded $19.0 million of pre-tax charges related to the settlement of a class action lawsuit involving wage and hour claims by our non-exempt employees in our California stores. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in the fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million (see Note 10 “Legal Actions”). At January 1, 2006, we had a litigation reserve of $15.4 million related to this class settlement, which included a previously recorded reserve of $0.7 million.

During the 40 weeks ended October 8, 2006, we made $15.3 million of settlement distribution payments and reversed $0.1 million, pre-tax, of the reserves. No remaining balance was reported at October 8, 2006 and the remaining balance of $15.4 million at January 1, 2006 is reflected in “Other accrued liabilities” on our consolidated balance sheet.

5. Debt

Amended Credit Facility

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At October 6, 2006, the six-month Eurodollar LIBOR rate offered for borrowings in U.S. dollars was 5.37 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At October 8, 2006, $30.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At October 8, 2006, we had $114.4 million available under our Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of October 8, 2006, the Lease Agreement as amended, with a value of $86.4 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

We are currently negotiating an extension of the Lease Agreement for a period up to six months at market rates. In the event we are unsuccessful in negotiating an extension, it is our intention to finance, through our Amended Credit Facility, the purchase of the properties by electing the option discussed above under the Lease Agreement prior to its expiration.

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

As of October 8, 2006, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

Collateral

Borrowings under both the Amended Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and additionally a collateral position, subordinate to the Amended Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Credit Facility has as principal collateral, our cash and cash equivalents, receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and has as a subordinate collateral position the properties and related assets that are the principal collateral of the Lease Agreement.

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

The Amended Credit Facility expires on November 18, 2009 and accordingly, our obligation under this agreement has been classified as long-term liabilities in our consolidated balance sheets as of October 8, 2006 and January 1, 2006. The Lease Agreement expires on November 30, 2006 and accordingly, our obligation under this agreement has been classified as short-term liabilities in our consolidated balance sheets as of October 8, 2006 and January 1, 2006.

Interest

Interest paid on our long-term debt aggregated $8.3 million for the 40 weeks ended October 8, 2006 and $7.5 million for the 40 weeks ended October 9, 2005.

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

The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
Service cost	$1,322	$1,362	$3,183	$2,958
Interest cost	2,011	1,944	4,703	4,405
Expected return on plan assets	(2,244)	(1,724)	(4,989)	(4,281)
Amortization of prior service cost	76	117	176	290
Amortization of net actuarial loss	1,114	1,413	2,604	2,512

Net periodic benefit cost	$2,279	$3,112	$5,677	$5,884

As we previously disclosed in our 2005 Annual Report on Form 10-K, we are not required to make any contributions for the 2006 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2006. During the 40 weeks ended October 8, 2006, we made aggregate contributions of $7.0 million to this plan.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP. The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
Service cost	$170	$111	$425	$277
Interest cost	246	233	615	583
Amortization of prior service cost	40	40	100	100
Amortization of net actuarial loss	77	72	193	180

Net periodic benefit cost	$533	$456	$1,333	$1,140

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

The components included in the postretirement benefit cost for the periods indicated are as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
Service cost	$146	$224	$509	$509
Interest cost	238	315	790	779
Amortization of prior service cost	4	4	12	12

Net periodic benefit cost	$388	$543	$1,311	$1,300

7. Costs Associated with Strategic Alternative Assessments

On April 2, 2006, we announced that our Board of Directors initiated the review of our strategic alternatives in view of the announcement by Groupe Casino of its intention to sell a significant portion of its non-core assets by end of 2007. Groupe Casino did not announce however any specific plan with respect to its ownership in us.

We have engaged financial and legal advisors to assist in the review of our strategic alternatives including the appointment of Goldman Sachs as our principal financial advisor. There can be no assurance as to the timing of our process or that any specific transaction will result from this process. Costs associated with our assessment of strategic alternatives included in income from continuing operations and net income were $0.7 million, or $0.02 per diluted share, for the 16 weeks ended October 8, 2006 and $1.2 million, or $0.04 per diluted share, for the 40 weeks ended October 8, 2006. Of this amount, approximately one quarter relates to costs associated with activities conducted by Goldman Sachs.

8. Comprehensive Income

Comprehensive income or loss was computed as follows, in thousands:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
Net income	$7,453	$823	$15,747	$12,109
Other comprehensive (loss) income:
Foreign currency translation adjustments	(145)	137	(191)	193

Total other comprehensive (loss) income	(145)	137	(191)	193

Total comprehensive income	$7,308	$960	$15,556	$12,302

In accordance with accounting principles generally accepted in the United States, the functional currency for our Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in other comprehensive income.

9. Income Taxes

Smart & Final Inc. and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the states of California, Arizona and Idaho. Under this arrangement, we make tax sharing payments to, or receive benefits from, Casino USA based upon pre-tax income or loss for financial reporting purposes adjusted for certain items.

Tax payments made to governments and Casino USA for the periods indicated are as follows, in thousands:

	Forty Weeks Ended
	October 8, 2006	October 9, 2005
Tax sharing payments to Casino USA	$1,340	$633
Taxes paid to state government	—	206
Taxes paid to federal government	1,500	8,050

Total taxes paid	$2,840	$8,889

10. Legal Actions

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On February 16, 2006, the court granted the final approval of the settlement. Based on the terms of the settlement, we made $15.0 million of settlement distributions in the first quarter 2006 and a total of $0.3 million in the subsequent second and third quarters of 2006.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2005 Annual Report on Form 10-K. Our MD&A provides an overview of our results of operations for the 16 weeks and 40 weeks ended October 8, 2006 as compared to the equivalent periods of 2005. This is followed by a discussion and analysis of our cash flows, capital requirements and financing activities. Lastly, we discuss new accounting pronouncements and critical accounting policies incorporated in our reported financial statements.

Each of our fiscal years consists of 12-week periods in the first, second and fourth quarters of the fiscal year and a 16-week period in the third quarter.

Summary

The major factors that impacted our results of operations and financial position for the 16-week quarters ended October 8, 2006 and October 9, 2005 are as follows:

•	Our third quarter 2006 sales increased 6.0 percent over the third quarter 2005, attributable to the 3.8 percent increase in comparable store sales and growth from the opening of new stores and relocated stores since the end of the third quarter 2005, partially offset by the cannibalization of sales at stores located in the same vicinity of our newly opened stores.

•	We opened two new stores and closed one unprofitable store during the third quarter 2006 and at October 8, 2006, operated 238 stores in the United States, as compared to 230 stores at October 9, 2005. While the sales increase attributable to the new stores opened since the end of third quarter 2005 helped increase our sales, the increase in our cost structure from these stores reduced our operating income generated from existing stores.

•	Overall gross margin rate decreased for the third quarter 2006 due to the lower profit rate on product sales and the impact of new stores for the third quarter 2006, as compared to the third quarter 2005, partially offset by decreased distribution costs as a percentage of sales.

•	Operating and administrative expense for the third quarter 2006 increased in dollars and as a percentage of sales as compared to the third quarter 2005 largely attributable to increased store operating costs, increased information system costs, increased share-based compensation costs, and costs associated with our assessment of strategic alternatives.

•	During the third quarter 2005, we recorded a $19.0 million pre-tax charge related to the settlement of a class action lawsuit involving wage and hour claims by non-exempt employees in our California stores.

We reported income from continuing operations of $7.5 million, or $0.23 per diluted share, for the third quarter 2006, an increase of $6.5 million from $1.0 million, or $0.03 per diluted share, for the third quarter 2005. Income from continuing operations was $15.7 million, or $0.49 per diluted share, for the first three quarters of 2006, an increase of $3.1 million from $12.6 million, or $0.39 per diluted share, for the first three quarters of 2005.

We reported net income of $7.5 million, or $0.23 per diluted share, for the third quarter 2006, compared to net income of $0.8 million, or $0.03 per diluted share, for the third quarter 2005. Net income was $15.7 million, or $0.49 per diluted share, for the first three quarters of 2006, compared to net income of $12.1 million, or $0.38 per diluted share, for the first three quarters of 2005.

Loss from discontinued operations, net of tax benefit, was $0.1 million for the third quarter 2005 and $0.5 million for the first three quarters of 2005; such activities were insignificant during the first three quarters of 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statements of operations for the 16 weeks and 40 weeks ended October 8, 2006.

In recent periods we have expanded the pace of our store development program. In 2005 we opened 13 stores as compared to 4 stores in 2004 and 4 stores in 2003. For 2006, we are proceeding with a moderately lower growth compared to 2005, with three stores opened in the first three quarters of 2006 and five to six stores planned for the fourth quarter 2006. The store development plan has contributed to year over year sales growth; however, the acceleration in our store openings has also impacted our results of operations due to the time for new stores to reach profitability as part of a normal maturity cycle. For stores that were opened in 2004, 2005 and 2006, the impact of these stores on results of operations was a store contribution loss of $2.6 million for the third quarter 2006 and $2.1 million for the third quarter 2005. For these same stores, the impact on results of operations for the first three quarters of 2006 was a store contribution loss of $6.8 million, and for the first three quarters of 2005 was a store contribution loss of $4.5 million.

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

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	83.5	82.8	83.7	83.4

Gross margin	16.5	17.2	16.3	16.6
Operating and administrative expenses	14.2	13.7	14.3	13.7
Operating and administrative expenses	—	3.0	—	1.2

Income from operations	2.2	0.5	2.0	1.7
Interest expense, net	0.5	0.5	0.5	0.5

Income from continuing operations before income taxes	1.8	0.1	1.5	1.3
Income tax provision	(0.7)	—	(0.6)	(0.5)
Equity earnings of joint venture	—	0.1	0.1	—

Income from continuing operations	1.1	0.1	1.0	0.8
Discontinued operations, net of tax	—	—	—	—

Net income	1.1%	0.1%	1.0%	0.8%

Comparison of Sixteen Weeks Ended October 8, 2006 with Sixteen Weeks Ended October 9, 2005.

Sales

Sales from continuing operations in the third quarter 2006 were $672.6 million, an increase of $38.2 million, or 6.0 percent, over the third quarter 2005 sales of $634.4 million. Our third quarter 2006 comparable store sales increased by 3.8 percent compared to the 2005 level. We define comparable stores as those that have been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area.

The year-to-year increase in comparable store sales was primarily attributable to increased comparable average transaction and increased promotional activities to rebuild our sales momentum. Our third quarter 2005 sales were adversely impacted by the implementation of our new supply chain management system. In the third quarter 2006, the comparable average transaction increased by 3.6 percent to $45.44 from $43.87 for the third quarter 2005 and the comparable transaction counts increased by 0.2 percent.

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

Gross margin from continuing operations increased $1.4 million, or 1.3 percent, to $110.7 million for the third quarter 2006 as compared to $109.4 million for the third quarter 2005. The increase in gross margin dollars was primarily related to increased sales partially offset by increased distribution costs and occupancy costs.

As a percentage of sales, gross margin was 16.5 percent for the third quarter 2006, as compared to 17.2 percent for the third quarter 2005. The 0.7 percent decrease included a 0.90 percent decrease in gross profit rate from product sales as a result of increased promotional activities and inventory loss during the third quarter 2006, partially offset by a 0.17 percent decrease in distribution cost attributable to costs and efficiency improvement in our southern California distribution network during the third quarter 2006 as compared to the third quarter 2005.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level (primarily labor and related fringe benefit costs), advertising and marketing costs, overhead costs and corporate office costs.

Operating and administrative expenses from continuing operations increased $8.8 million, or 10.1 percent, to $95.7 million for the third quarter 2006 as compared to $86.9 million for the third quarter 2005.

As a percentage of sales, operating and administrative expenses increased to 14.2 percent for the third quarter 2006 from 13.7 percent for the third quarter 2005. The 0.5 percent increase is primarily comprised of a 0.28 percent increase in store operating costs primarily attributable to new and relocated stores and increased utility costs, a 0.22 percent increase in information system costs, a 0.22 percent increase in share-based compensation as discussed below, and a 0.16 percent increase related to costs associated with our assessment of strategic alternatives. The increase in information system costs were primarily related to system integration and the new supply chain management system that was implemented in the third quarter 2005. These cost increases were partially offset by a 0.32 percent decrease due to lower legal expense related to a class action lawsuit from 2005, advertising expense and other expenses.

Share-based compensation increased in the third quarter 2006 as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Accounting” and the result of compensation cost associated with the modification of stock awards of a departing executive. As of January 2, 2006, we adopted SFAS No. 123(R) which requires all share-based payments to be recognized in the income statement based on their fair values. The impact of the adoption of SFAS No. 123(R) was $1.2 million lower in share-based compensation expense recognized under operating and administrative expenses than what would have been recognized under SFAS No. 123 for the third quarter 2006. Had SFAS No. 123(R)

been effective for the third quarter 2005, the impact would have been an increase of $1.0 million, or 0.2 percent of sales, to operating and administrative expenses for the third quarter 2005.

Interest expense, net

Interest expense, net increased to $3.1 million for the third quarter 2006 as compared to $2.9 million for the third quarter 2005. The increase was primarily due to the higher average debt outstanding and higher interest rates. At October 8, 2006, the balance outstanding on the revolving credit facility was $30.0 million, compared with $25.0 million at October 9, 2005.

Income tax provision

Income tax expense was $4.8 million for the third quarter 2006 as compared to $0.1 million for the third quarter 2005. The effective tax rate for the third quarter 2006 was 39.8 percent and the effective tax rate for the third quarter 2005 was 23.1 percent. The effective tax rate for the third quarter 2005 was lower primarily due to differences in estimated tax credits.

Equity earnings of joint venture

Our wholly-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexico holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operated 13 stores in Mexico as a Mexican domestic corporation as of October 8, 2006. Our interest in the joint venture is not consolidated and is reported on the equity basis of accounting. During the third quarter 2006, the equity earnings from the joint venture was $0.3 million, as compared to $0.5 million in the third quarter 2005.

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

Loss from discontinued operations was $0.1 million, net of tax benefit of $0.1 million, for the third quarter 2005. Loss from discontinued operations represented primarily the run-off activities in the foodservice operations. Such activities were insignificant during the third quarter 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operations for the 16 weeks ended October 8, 2006.

Comparison of Forty Weeks Ended October 8, 2006 with Forty Weeks Ended October 9, 2005.

Sales

Sales from continuing operations in the first three quarters of 2006 were $1,613.1 million, an increase of 4.3 percent over the equivalent period of 2005 sales of $1,546.1 million. Our first three quarters of 2006 comparable store sales increased by 2.0 percent compared to the 2005 level. The year-to-year increase in comparable store sales was primarily attributable to an increase in our comparable average transaction of 3.2 percent to $44.67 from $43.30 for the equivalent period of 2005, partially offset by a decrease in comparable transaction counts of 1.2 percent.

Gross margin

Gross margin from continuing operations increased $5.5 million, or 2.2 percent, to $262.8 million for the first three quarters of 2006 as compared to $257.3 million for the first three quarters of 2005. The increase in gross margin dollars was primarily related to increased sales, partially offset by increased distribution costs and occupancy costs.

As a percentage of sales, gross margin was 16.3 percent for the first three quarters of 2006, compared to 16.6 percent for the first three quarters of 2005. The 0.3 percent decrease in gross margin rate included a 0.24 percent increase in distribution costs and a 0.11 percent increase in occupancy costs, partially offset by slightly improved gross profit rate from product sales. The increased distribution cost was primarily due to the start up activities and inefficiencies associated with the new warehouse facility that started deliveries in late fourth quarter 2005 to accommodate our future growth. Other factors of the increase in distribution costs included increased volume, higher fuel costs and inefficiencies associated with the implementation of our new supply chain management system to improve our distribution network. The increase in occupancy cost was due to the new and relocated stores, store remodeling and the relatively fixed nature of these costs against the sales base.

Operating and administrative expenses

Operating and administrative expenses from continuing operations increased $18.7 million, or 8.8 percent, to $230.1 million for the first three quarters of 2006 as compared to $211.4 million for the first three quarters of 2005.

As a percentage of sales, operating and administrative expenses increased to 14.3 percent for the first three quarters of 2006 from 13.7 percent for the first three quarters of 2005. The 0.6 percent increase is primarily comprised of a 0.38 percent increase in increased store labor, other operating costs primarily attributable to the new and relocated stores and increased utility costs, a 0.23 percent increase in information system costs including the expense associated with our new supply chain management system that was implemented in the third quarter 2005, a 0.12 percent increase related to costs associated with our assessment of strategic alternatives, and a 0.10 percent increase in share-based compensation as discussed below. These cost increases were partially offset by a 0.13 percent decrease in legal expense.

The increase in share-based compensation included the impact of the adoption of SFAS No. 123(R) and the result of compensation cost associated with the modification of stock awards of a departing executive. The impact of adopting SFAS No. 123(R) was $0.8 million lower in compensation expense recognized under operating and administrative expenses than what would have been recognized under SFAS No. 123 for the first three quarters of 2006. Had SFAS No. 123(R) been effective for the first three quarters of 2005, the impact would have been an increase of $2.7 million, or 0.2 percent of sales, to operating and administrative expenses for the first three quarters of 2005.

Interest expense, net

Interest expense, net increased to $8.0 million for the first three quarters of 2006 as compared to $7.3 million for the first three quarters of 2005. The increase was primarily due to the higher average debt outstanding and higher interest rates.

Income tax provision

Income tax expense was $9.8 million for the first three quarters of 2006 as compared to $7.6 million for the first three quarters of 2005. The effective tax rate for the first three quarters of 2006 was 39.6 percent and the effective tax rate for the first three quarters of 2005 was 38.7 percent.

Equity earnings of joint venture

During the first three quarters of 2006, the equity earnings from Smart & Final Mexico’s joint venture was $0.9 million, as compared to $0.7 million in the first three quarters of 2005.

Discontinued operations

Loss from discontinued operations was $0.5 million, net of tax benefit of $0.4 million, for the first three quarters of 2005. Loss from discontinued operations represented primarily the run-off activities in the foodservice operations. Such activities were insignificant during the first three quarters of 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operations for the 40 weeks ended October 8, 2006.

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

Upon adoption of SFAS No. 123(R), we selected the Black-Scholes option-pricing model to determine the grant date fair value for stock options and stock appreciation rights (“SARs”) granted. The Black-Scholes option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in our consolidated statement of operations.

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

We reported the share-based compensation under “Operating and administrative expenses” on our consolidated statements of operations and under “Additional paid-in capital” in the “Stockholders’ equity” section on our consolidated balance sheets. The share-based compensation costs and the related income tax benefits recognized for the periods indicated are as follows, in thousands.

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
Share-based compensation costs	$1,688	$127	$2,490	$768
Tax benefits related to the share-based compensation costs	678	51	999	297

On September 20, 2006, we modified the terms of outstanding stock awards of an executive officer which included 64,999 shares of non-vested stock options and SARs, 19,000 shares of non-vested restricted stock and 165,001 shares of vested stock options. The modification provided for the vesting of all unvested awards and provided for a one-year period for the exercise of all the outstanding awards to be effective upon the tender of the executive officer’s anticipated resignation of employment. This executive tendered his resignation on October 31, 2006. The total incremental compensation cost recognized in our third quarter 2006 as a result of this stock award modification was $0.9 million.

The net impact of adopting SFAS No. 123(R) on our income from continuing operations and net income was an increase of $0.7 million, or $0.02 per diluted share, for the third quarter 2006 and an increase of $0.5 million, or $0.1 per diluted share, for the first three quarters of 2006. This net impact represents lower compensation cost recognized related to the stock option award modifications under SFAS No. 123(R) than what would have been recognized under SFAS No. 123, partially offset by compensation cost related to stock option and SAR awards that would have not been recognized under SFAS No. 123. The remaining unrecognized compensation cost related to the nonvested awards at October 8, 2006 was $5.1 million to be recognized over a weighted-average period of 1.61 years. Of this remaining cost, $1.6 million is related to the stock option and SAR awards that would have not been recognized under SFAS No. 123.

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

Liquidity and Capital Resources

Cash flows and financial positions

Net cash provided by operating activities from continuing operations was $23.9 million in the first three quarters of 2006, as compared to $59.4 million in the comparable 2005 period. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. In the first three quarters of 2006, we utilized cash to fund the payment of a class action litigation settlement and from increased investment in store inventories including seasonal merchandise, and associated working capital.

Net cash used in investing activities from continuing operations was $38.2 million in the first three quarters of 2006 as compared to $44.2 million in the comparable 2005 period. In the first three quarters of 2006, our capital expenditures decreased by $5.4 million as compared to the first three quarters of 2005, primarily due to decreased investment in store construction and equipment under a slower-paced new store opening plan as compared to 2005 and decreased investment in information system hardware and software. Included in “Acquisition of property, plant and equipment” was $12.2 million associated with the purchase of a leased store property site and the purchase of a store property site for future development in the third quarter 2006.

Net cash provided by financing activities from continuing activities was $13.5 million in the first three quarters of 2006 as compared to $0.1 million in the comparable 2005 period. This increase was primarily due to the borrowing on our outstanding obligation under a revolving bank credit facility and the proceeds from issuance of our common stock upon stock option exercises. The additional borrowing made in the first three quarters of 2006 was $10.0 million to increase the total borrowing under this credit facility, as amended, from $20.0 million at the beginning of 2006 to $30.0 million at October 8, 2006, as compared to $25.0 million at October 9, 2005.

At October 8, 2006, we had cash and cash equivalents of $31.1 million, stockholders’ equity of $296.6 million and debt, excluding capital leases, of $116.4 million. At October 8, 2006, we had working capital of $12.5 million, compared to a deficit in working capital of $23.8 million at January 1, 2006. The increase in working capital was primarily due to payments in the first three quarters of 2006 for litigation settlement distributions and lowering of accounts payable and incentive compensation payable balances that were funded by the bank credit facility. Our $86.4 obligation under a lease facility, which expires in November 2006, was reported under current liabilities on our consolidated balance sheets at October 8, 2006 and January 1, 2006. For further discussion about the bank credit facility and the lease facility, see “Bank credit facility, lease facility and other financing activities” below.

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing for buildings, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware as well as general working capital requirements.

During the first three quarters of 2006, we opened three new stores. During 2005 in the western United States, we opened 13 stores and relocated two stores. For 2006, we are proceeding with a moderately lower growth compared to 2005, with three stores opened in the first three quarters of 2006 and five to six stores planned for the fourth quarter 2006. We estimate that the capital expenditure requirement for improvements and equipment for a new store is approximately $0.9 million to $3.0 million. We typically enter into lease arrangements for our store properties. From time to time we may purchase the properties for an additional capital investment that depends on the property location and market value. Working capital investment related to a new store is approximately $0.2 million and primarily relates to inventory net of trade vendor accounts payable. We also completed seven major remodels to existing stores for the first three quarters of 2006 with one additional major remodel planned for the remainder of 2006. Major remodels are those that generally require capital expenditures in excess of $0.4 million per major remodel. Total capital expenditures for 2006, including investment in capitalized software, are currently estimated at $48 million to $53 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory defined benefit retirement plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As we previously disclosed in our 2005 Annual Report on Form 10-K, we are not required to make any contributions for the 2006 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute up to $10.0 million to this plan in 2006. During the first three quarters of 2006, we made aggregate contributions of $7.0 million to this plan.

On September 14, 2005, our Board of Directors authorized the Repurchase Program. The repurchases will be made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on repurchases is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors. Through October 8, 2006, we repurchased 203,286 shares of our common stock for an aggregate cost of $2.7 million and an additional $17.3 million of our common stock may be repurchased under the Repurchase Program during the remainder of 2006.

As discussed in Part II, Item 1. “Legal Proceedings,” regarding a settlement agreement approved on February 16, 2006, we made $15.3 million of settlement distribution payments in the first three quarters of 2006 according to the terms of such agreement.

Bank credit facility, lease facility and other financing activities

Amended Credit Facility

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At October 6, 2006, the six-month Eurodollar LIBOR rate offered for borrowings in U.S. dollars was 5.37 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At October 8, 2006, $30.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At October 8, 2006, we had $114.4 million available under our Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association as a real estate trust. Participants in the Lease Agreement structure include several banks and financing institutions as well as Casino USA. The Lease Agreement expires on November 30, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. As of October 8, 2006, the Lease Agreement as amended, with a value of $86.4 million and a composite interest rate of 9.07 percent, provides for the financing of two distribution facilities and 20 store locations.

We are currently negotiating an extension of the Lease Agreement for a period up to six months at market rates. In the event we are unsuccessful in negotiating an extension, it is our intention to finance, through our Amended Credit Facility, the purchase of the properties by electing the option discussed above under the Lease Agreement prior to its expiration.

The Lease Agreement is considered a variable interest entity and subject to consolidation under the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended. Therefore, the related properties and notes payable are included in our consolidated balance sheets under “Property, plant and equipment” and under current liabilities as “Current maturities of long-term debt and capital leases” and, for the Casino USA participation, “Notes payable to affiliate.”

As of October 8, 2006, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

Collateral

Borrowings under both the Amended Credit Facility and the Lease Agreement are collateralized by security interests in our receivables, inventory and owned properties. Principal collateral for our obligations under the Lease Agreement includes specific properties and their fixtures and equipment, and additionally a collateral position, subordinate to the Amended Credit Facility, on receivables, inventory and owned properties not serving as principal collateral under the Lease Agreement. The Amended Credit Facility has as principal collateral, our cash and cash equivalents, receivables, inventory and owned properties that are not part of the principal collateral of the Lease Agreement, and has as a subordinate collateral position the properties and related assets that are the principal collateral of the Lease Agreement.

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

The Amended Credit Facility expires on November 18, 2009 and accordingly, our obligation under this agreement has been classified as long-term liabilities in our consolidated balance sheets as of October 8, 2006 and January 1, 2006. The Lease Agreement expires on November 30, 2006 and accordingly, our obligation under this agreement has been classified as short-term liabilities in our consolidated balance sheets as of October 8, 2006 and January 1, 2006.

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

New Accounting Pronouncements

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 requires an employer to a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 will have any material impact on our results of operations and we are currently assessing the impact on our statements of financial position.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities whenever other standards require or permit and expands disclosure associated with fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used by market participants when pricing the asset or liability. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

SAB No. 108

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment using both an income statement (rollover) approach and a balance sheet (iron curtain) approach and provides for a one-time cumulative effect transition. We will adopt SAB No. 108 in the first interim period of our fiscal year 2007. We do not believe the adoption of SAB No. 108 will have a material impact on our results of operations or financial position.

FIN No. 48

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires the enterprise to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, FIN No. 48 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN No. 48 on our results of operations and financial position.

EITF Issue No. 06-3

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 allows entities to present on either a gross basis or a net basis, in their statements of income any tax assessed by a governmental authority that is directly imposed on revenue-producing transactions between a seller and a customer. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006. We currently present these transactions on a net basis and therefore the adoption of this standard will not have a material impact on our results of operations or financial position.

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

As of January 2, 2006, we adopted SFAS No. 123(R), which requires all share-based payments to be recognized in the income statement based on their fair values. Upon adoption of SFAS No. 123(R), we selected the Black-Scholes option-pricing model to determine the grant date fair value for each stock option and SAR grant. The Black-Scholes option-pricing model requires extensive use of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock option before exercising them (“expected term”), the estimated volatility of the our stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in our consolidated statement of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the foreign exchange rates between the U.S. Dollar and foreign currencies, primarily the Mexican Peso. Our primary market risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of October 8, 2006, our exposure to foreign currency risk was limited.

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

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations under Smart & Final Mexico and the equity earnings of its Mexico joint venture. As of October 8, 2006, such exposure was the $8.7 million net investment in Smart & Final Mexico which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. Dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

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

We are currently in the process of implementing a new accounting system that will replace our current system. The full implementation of the new accounting system will materially impact our internal control over financial reporting as this new system will change existing business and accounting control processes. We are implementing this system in a phased approach and successfully implemented two modules during our third quarter 2006. While implementation activity is ongoing, we do not plan to implement any additional modules in our fourth quarter 2006. We plan to complete the final phases of our accounting system implementation in the first half of 2007.

Additional information regarding a report of management’s assessment of the effectiveness of our internal control as of January 1, 2006 and our independent registered public accounting firm’s report dated March 1, 2006 on management’s assessment as of January 1, 2006 were included in Part II, Item 8. “Financial Statements and Supplementary Data” of our 2005 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On February 16, 2006, the court granted the final approval of the settlement. Based on the terms of the settlement, we made $15.0 million of settlement distributions in the first quarter 2006 and a total of $0.3 million in the subsequent second and third quarters of 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock (the “Repurchase Program”). The Repurchase Program will expire December 31, 2006 or earlier if the $20.0 million aggregate cap on the repurchase is achieved. Additionally, authorizations under the Repurchase Program may be amended or terminated at any time by action of our Board of Directors. We did not repurchase any shares under the Repurchase Program in the third quarter 2006. As of October 8, 2006, $17.3 million of authorized value remained for further share repurchases for the remainder of 2006.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.63*	Amended and Restated 2004 Executive Severance Plan, Smart & Final Inc., effective September 19, 2006

10.64***	Amendment to Smartshare Award Agreements between Smart & Final Inc. and Andre Delolmo, effective October 31, 2006

10.65***	Amendment to Stock Option and Stock Appreciation Right Award Agreements between Smart & Final Inc. and Andre Delolmo, effective October 31, 2006

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Management contracts and compensatory plans, contracts and arrangements of Smart & Final Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART & FINAL INC.

Date: November 13, 2006	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Senior Vice President and
Chief Financial Officer