Form 10-K
period 2006-12-31
SMART & FINAL INC/DE
filed 2007-03-07
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 18, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange composite tape was $227,835,000 (“non-affiliates” excludes for this purpose executive officers, directors and the registrant’s majority shareholder).

As of March 2, 2007, the registrant had outstanding 32,007,130 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Smart & Final Inc.’s definitive Proxy Statement for its Annual Meeting of Stockholders tentatively planned to be filed not later than April 30, 2007 is incorporated by reference into Part III of this Form 10-K. If such definitive Proxy Statement is not filed by April 30, 2007, the Part III information will be filed as an amendment to this Form 10-K not later than April 30, 2007.

SMART & FINAL INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

Forward-Looking Statements

When used in this quarterly report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including known and unknown factors as included in the periodic filings by Smart & Final Inc. with the Securities and Exchange Commission and those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	increased competitive pressures from other foodservice providers;

•	changes in our customer and vendor relationships;

•	deterioration in global, national or regional economic conditions;

•	inability to fund, execute or effectively manage our store expansion plan and related business growth;

•	interruption of the supply chain and/or inability to obtain adequate supplies of products;

•	resolution of litigation matters;

•

changes in state or federal legislation or regulation related to the sales and distribution of food and alcoholic beverage products that increases the costs of compliance or adverse findings by a regulator with respect to existing operations;

•	implementation of key information system initiatives and their effect on our operations including our system of internal control; and

•	events or circumstances impacting or resulting from the Merger Agreement and/or the Stock Purchase Agreement.

Many of these factors are beyond our control. Current and future operating trends and results may be impacted by other important factors.

Furthermore, there can be no assurance that we will not incur new or additional unforeseen costs or inefficiencies in connection with the ongoing conduct of our business, including costs or disruptions to our operations associated with the Merger Agreement. There can be no assurance as to the timing and consummation of the Merger Agreement and/or the Stock Purchase Agreement, or that a specific transaction will result.

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

Our predecessors began operations in 1871 in Southern California and pioneered the “cash-and-carry” concept in the wholesale grocery business. We sell food, foodservice products and professional-quality culinary equipment through non-membership warehouse stores and wholesale stores. Our total sales from continuing operations were $2.10 billion for fiscal year 2006, $2.00 billion for fiscal year 2005 and $1.96 billion for fiscal year 2004. Our 2006 and 2005 fiscal years consisted of 52 weeks while our 2004 fiscal year consisted of 53 weeks. At the end of fiscal year 2006, we had approximately 5,910 employees.

The following table shows the approximate percentage of our sales from continuing operations, accounted for by each major category of items sold during fiscal years 2006, 2005 and 2004:

	2006	2005	2004
Dairy, produce, meat and bakery	22%	22%	21%
Grocery (including institutionally packaged and dry food items)	18	21	21
Beverage	16	15	15
Paper and packaging	13	13	13
Frozen food	11	11	12
Equipment and janitorial supplies	9	9	9
Sundries and other	11	9	9

Total	100%	100%	100%

Recent Developments

On February 20, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Sharp Holdings Corp., a Delaware corporation (“Buyer”), Sharp Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Buyer (“Acquisition Sub”), and us, pursuant to which Acquisition Sub will merge with and into Smart & Final Inc., with us as the surviving corporation (the “Merger”). Buyer and Acquisition Sub are affiliates of Apollo Management, L.P., a Delaware limited partnership.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock, $0.01 par value per share, will be converted into the right to receive $22.00 per share in cash, other than (i) shares held by Casino USA, Inc. (“Casino USA”), our majority stockholder, and (ii) shares owned by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law. Concurrently with our entry into the Merger Agreement, Casino USA and Casino Guichard-Perrachon, S.A. (“Groupe Casino”),

Casino USA’s parent company, entered into a stock purchase agreement with Buyer pursuant to which Groupe Casino will sell all of the issued and outstanding shares of Casino USA to Buyer (the “Stock Purchase Agreement”). The price paid for Casino USA under the terms of the Stock Purchase Agreement will be based on the number of our shares held by Casino USA at the same $22.00 per share price to be paid in the Merger, subject to certain adjustments.

Completion of the Merger is subject to customary closing conditions, including, among others, approval by our stockholders and expiration or termination of all waiting periods required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).

Stores

In total, we operated 253 non-membership warehouse grocery stores at 2006 fiscal yearend, either directly or through a joint venture. We operated 185 stores under the banner “Smart & Final”, in California, Arizona and Nevada. These stores are operated through our principal subsidiary, Smart & Final Stores Corporation, a California corporation and other related entities (collectively “SFSC”). At 2006 fiscal yearend we operated an additional 55 stores in Washington, Oregon, Idaho and California principally under the banners “Smart Foodservice Cash & Carry” and “United Grocers Cash & Carry” (collectively the “Cash & Carry” stores). These Cash & Carry stores are also operated through SFSC.

An additional 13 “Smart & Final” format stores, similar in concept to the U.S. stores, are operated in northwestern Mexico through a joint venture. Our 100 percent-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexican holding company that owns 50 percent of a joint venture with the owners of the Calimax store chain. The joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. (“SFDN”). The average square footage of these stores as of the end of 2006 was 17,850. The Mexico joint venture operations are not consolidated and are reported on the equity basis of accounting.

Our stores offer a consistent selection of assorted food, and related supplies, equipment and other items, primarily in institutional sizes and quantities, targeted at small foodservice businesses and other business customer groups. Our Smart & Final stores also attract value-oriented retail customers who prefer to purchase items in larger sizes or quantities. We strategically position our stores in a substantial niche market between membership warehouse clubs and traditional foodservice operators. With an average size of approximately 18,150 square feet, our stores’ smaller footprint enables us to locate a greater number of stores in urban neighborhoods than warehouse club operators, which we believe in turn provides a faster, more convenient shopping experience for our customer.

We have experienced sales growth despite the expansion of the warehouse club industry in the same geographic markets. We attribute such sales growth to our commitment as a key supplier for the needs of small and mid-sized independent foodservice operators and to our appeal to value-oriented retail customers. Our stores are competitive by offering convenience, attractive pricing, a wide and consistent assortment including high quality signature brand items, and a high level of customer service. Our specific focus on both foodservice operators and retail customers, enables us to react quickly to changing market requirements and customer needs. We believe these strategies, together with our unique retail/wholesale concept, provide greater overall value than the competition.

The following is a summary of stores included in our continuing operations, by state as of the end of the fiscal years indicated:

	2006	2005	2004	2003	2002
California	180	178	168	167	167
Washington	23	22	19	18	18
Oregon	17	17	17	17	16
Arizona	11	11	11	9	8
Nevada	7	7	7	7	7
Idaho	2	1	1	1	1

U.S. stores	240	236	223	219	217
Mexico stores*	13	13	11	10	9

Total	253	249	234	229	226

*	The Mexico stores operated under a joint venture and are not consolidated; the operations are reported on the equity basis of accounting.

We continually evaluate the strategic potential and performance of each store and overall market outlook, including consideration of planned new stores within the same market areas to determine if any store should be closed or relocated. During fiscal year 2006 in the western United States, we opened six new stores, relocated one store within their same market area and closed two stores. Additionally, we had seven major remodels at existing stores. We plan to continue expansion through relocations and remodels of existing stores and new store openings in our existing geographic areas.

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

Product assortment and quality

Most of our stores typically carry a selection of approximately 6,000 to 8,000 assorted food and related items in bulk sizes and quantities. The stores offer customers a focused product selection, principally in a hybrid, retail/wholesale format for our Smart & Final stores and a wholesale format for our Cash & Carry stores. Our product selection includes grocery, frozen and refrigerated foods, delicatessen products, fresh produce and meat, paper products, janitorial supplies, restaurant equipment, candy, snacks, beverages and party supplies. We evaluate our products regularly based on formalized profitability reviews and identify items that should be added or removed. We believe the size, consistency and depth of our product assortment satisfies the needs of our targeted customers.

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

We continued to expand and enhance our signature brand positioning during 2006. A wide variety of new items and sizes were introduced within a number of our existing signature brands in order to capture additional sales within our growing customer base. We also continued to enhance the image of a number of our brands raising the level of sophistication of our brands. Two new exclusive brands were introduced in 2006: TRAXX, an isotonic beverage and Fuel, an energy drink.

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

In addition to ProPride and Chef’s Review, we also actively market other signature brands. The Montecito® line of Hispanic products and the La Romanella® line of Italian products represent signature brands designed to reach niche ethnic markets while enhancing our core product lines. Other key signature brands include First Street Deli™, a full line of delicatessen products, First Street Butcher Shop™ meats and First Street Dairy™, which includes milk and other dairy products. Snack’rs® is our full line of salty snacks while Tradewinds™ is our brand of spices and specialty seasonings. Bay Harbor® features a wide variety of frozen fish and seafood products while Ambiance® offers a complete coffee and hot beverage program. Davis Lay® features produce and Signature Bakeries is a full line of baked goods. Sequana® is our brand for spring and drinking water. We also utilize other private label brands and plan to develop additional signature brand enhancements in 2007.

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

Store design and size

Our stores are designed as convenient warehouse stores dedicated to easing the shopping experience. For the last three years, new and relocated stores have ranged from 15,000 to 29,000 square feet. Our stores are organized into dry grocery, beverages, frozen foods, dairy/deli, fresh produce and meat, janitorial, equipment and supplies, candy, snacks, party supplies and other departments.

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

Our Smart & Final stores continually utilize the efficiencies provided by cooperative buying organizations to facilitate low cost purchasing. These buying alliances supplement the normal buying activities of our distribution centers. We strive to maintain close working relationships with our major suppliers to reduce product and distribution costs. During 2006, we purchased from approximately 1,800 different suppliers. Where appropriate, we negotiate national procurement agreements with suppliers, which in 2006 resulted in reduced costs and increased merchandise margins.

Our Cash & Carry stores buy the majority of their products through a service agreement with Unified Western Grocers, Inc. (“UWG”), a grocery cooperative with a distribution center located in Portland, Oregon. During 2003, we entered into a service agreement with UWG which was amended in March 2005. The amendment extended the expiration date of the service agreement to November 2008 and also includes an option to extend the term for an additional two-year period. During 2006, our Cash & Carry stores purchased approximately 75 percent of their product requirements from UWG.

We have not had any significant difficulties in the past, and do not expect any difficulties in the future, in obtaining products from suppliers or distributors.

Distribution

We support 185 Smart & Final stores in California, Arizona and Nevada and 13 Smart & Final Mexico stores from a network comprised of both wholly owned and operated distribution facilities, leased dedicated third-party operations and shared third-party operations. We operate a 445,000 square foot dry goods distribution center located in Commerce, California. The third-party operations ship high velocity dry goods, frozen goods and chilled goods to all Smart & Final stores. Selected direct delivery agreements and produce agreements complete our distribution requirements.

Goods are delivered on a fleet of tractors and trailers that are owned or leased, supplemented by third-party arrangements for delivery of frozen and chilled goods as well as for dry delivery to outlying areas.

The 55 Cash & Carry stores are primarily served through a service agreement with UWG. These stores also receive direct shipments from certain suppliers that include mostly restaurant equipment and paper/packaging supplies.

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

Our investment focus is on operational systems, specifically supply chain and pricing systems, in addition to reporting systems across all lines of the business. During the 2005 third quarter, we implemented a new supply chain software system that served as the framework for building a more flexible, higher capacity distribution system to support future sales growth. These new systems have demonstrated their ability to increase profitability, better position our pricing strategy and focus on the most important needs of customers while enabling us to be more efficient and responsive to current business trends.

Our purchasing system enables category managers to manage turnover, buy inventory efficiently, achieve targeted gross margin objectives, track rebates and allowances by vendor, and maintain targeted service levels. The merchandising system enables store assortment to be customized to the needs and characteristics of individual market areas, maximizes gross margin return on investment by item and product category and increases inventory turn. The pricing systems allow the assortment to be managed in accordance with the marketplace. The distribution system manages warehouse inventories and store order selection and measures enterprise labor productivity. We believe our efforts that focused on the point of sale systems and the timely availability of detailed transactional data have established us as a leader in the customer information management arena. These systems have enabled us to address individual customer’s needs, improve margin and react to both cost and market changes.

We are currently in the process of implementing a new accounting system that will replace our current system. We are implementing this system in a phased approach and successfully implemented two modules during 2006. We plan to complete the final phases of our accounting system implementation in the first half of 2007.

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

At the end of fiscal year 2006, we employed approximately 5,910 employees, including 5,390 at Smart & Final stores and 520 at Cash & Carry stores. About two-thirds of our employees are part-time employees. We consider our relations with our employees to be good.

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

Available Information

Website

Our website on the World Wide Web, http://www.smartandfinal.com, provides company information, code of ethics, menus, recipes and general tips on cooking and entertaining. Customers can locate their nearest store; view our signature brand products and current product specials; download an application for our free SmartAdvantageSM loyalty card, sample menus and recipes for entertaining; and review our history, financial/governance information (including our code of ethics) and job opportunities.

Reports, proxy statements and other documentation filed with the SEC

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the hours of operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We also make available free of charge upon request, or through our Internet website http://www.smartandfinal.com, these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC:

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

Susceptibility to changes in business and economic conditions

We operate in an industry characterized by high sales volume and low profit margin which is sensitive to national and regional business and economic conditions. We cannot fully foresee the changes in business and economic conditions which may result from domestic reasons or foreign unrest. Our sales growth depends in part on our ability to identify and respond to evolving and emerging trends in consumer and demographic trends. The inability to adjust to changing customer spending patterns and demands could adversely affect our customer loyalty, the demand for our products and services and our market share. Our profitability is dependent on sales growth and control over merchandise, distribution and occupancy costs and operating and administrative expenses. Our operating results are also subject to seasonal fluctuations and the impact of weather conditions. Adverse weather conditions of unusually cold temperatures or above-average rainfall tends to adversely impact sales in affected markets.

Interruption of the supply chain and/or ability to obtain products from suppliers or distributors

The products we sell are procured from a wide variety of domestic and foreign suppliers and are distributed to our stores through owned and third-party operated distribution centers as well as direct store delivery. Interruption in our ability to source the products and the efficiency of distributing such products to our stores could materially and negatively impact our results of operations.

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

Impact of natural disasters

The occurrence of one or more natural disasters, including earthquakes (particularly in California where over 75 percent of our sales were generated in 2006) could result in the disruption in the supply of our products and distribution of products to our stores, damage to and the temporary closure of one or more stores and interruption in our labor staffing. These, and other potential outcomes of a natural disaster, could materially and adversely affect our results of operations.

Debt and capital resources

Our bank credit facility expires on November 18, 2009 and our lease facility expires on May 29, 2007. Our bank credit facility and lease facility contain financial covenants and other restrictions that may limit our operating flexibility. If we are unable to comply with these covenants and restrictions, we may be required to seek alternative means of financing such obligations. Our lease facility expires on May 29, 2007 which will require us to finance the settlement of this obligation. Should the Merger consummate prior to May 29, 2007, the lease facility will be refinanced in conjunction with the Merger financing. If we are unable to generate sufficient cash flows to service our debt and lease obligations, or if future borrowings or equity financing are not available to us for the payment or refinancing of our debt, our operating results may be adversely impacted.

Events or circumstances impacting or resulting from the merger agreement and/or the stock purchase agreement

The consummation of the Merger Agreement is conditioned upon receiving approval of our stockholders, expiration or termination of all waiting periods required under the HSR Act and other closing conditions. The outcome of any legal proceedings that have been or may be instituted against us and others following the announcement of the Merger Agreement and/or Stock Purchase Agreement could result in significant costs and/or impact the closing of the transactions. As a result of the announcement of these transactions, we may be faced with potential difficulties relating to employee retention, the loss of customers and/or suppliers, disruption of our current plans and operations, and increased costs associated with the Merger which could result in a material adverse effect on our results of operations. In addition, if the Merger is not consummated, adverse market reaction could have a material adverse effect on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of fiscal yearend 2006, we leased 169 store properties directly from third party lessors and had eight stores on real property that is ground leased from third party lessors. These leases had an average remaining lease term of approximately eight years as of fiscal yearend 2006. At yearend, we leased 19 store properties under a lease facility described below. The remaining 44 store properties are owned.

We occupy a 445,000 square foot distribution facility in Commerce, California that is leased under the lease agreement described below. We maintain our principal headquarters in an 81,000 square foot leased facility in Commerce, California.

We plan to continue to lease properties, but also may elect to own some of the new stores on an interim or permanent basis. As of fiscal yearend 2006, we had a lease facility that covers the lease of 20 store locations (including one closed store location), the distribution facility in Commerce, California and another distribution facility in northern California that is currently subleased. The total value under this lease facility aggregates $86.4 million. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a further discussion of this lease facility.

Item 3.	Legal Proceedings

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On February 16, 2006, the court granted the final approval of the settlement. Based on the terms of the settlement, we made $15.3 million of settlement distributions.

On February 21, 2007 and February 26, 2007, putative class actions entitled City of Ann Arbor Employees’ Retirement System vs. Smart & Final Inc., et al. and Call 4U, LTD. vs. Smart & Final Inc., et al. were filed against us and members of our board of directors in the Superior Court of the State of California, County of Los Angeles. The named respective plaintiffs propose to represent a class of our stockholders and claim that, among other things, the proposed merger is the product of alleged breaches of duty and self-dealing by our board of directors. Along with other relief, the complaints seek an injunction against the closing of the proposed merger. We believe that the actions are without merit and that we have substantial defenses to the claims.

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

There were no matters submitted to our security holders for a vote during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol SMF. As of March 2, 2007, there were approximately 225 registered holders of our common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $21.42. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE composite tape for the periods indicated.

	High	Low
First Quarter of 2005	15.69	12.39
Second Quarter of 2005	12.93	8.87
Third Quarter of 2005	14.48	11.45
Fourth Quarter of 2005	13.87	12.16
First Quarter of 2006	16.85	12.62
Second Quarter of 2006	19.00	16.12
Third Quarter of 2006	18.24	13.78
Fourth Quarter of 2006	19.44	17.10

Dividends

The declaration and payment of dividends on our common stock is subject to the discretion of our Board of Directors. We have not paid dividends since January 1999 as the declaration and payment of dividends were subject to restrictions under the terms of our bank credit facility and lease facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The restriction under the credit facility was amended effective November 2004 such that we may pay up to $10 million in annual dividends commencing with fiscal year 2005 under our Amended and Restated Credit Agreement; however, the dividend restrictions under the lease facility remain in place. We did not pay dividends during 2006 or 2005. Our Board of Directors periodically reviews our dividend policy and there can be no assurance whether or when dividends will be paid in the future.

Repurchase

On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock (the “Repurchase Program”). The Repurchase Program expired on December 31, 2006 with $2.7 million utilized.

During fourth quarter 2006, we repurchased 44,000 shares from a former executive at a cost of $18.92 per share and accepted 10,256 shares at a cost of $16.03 per share in payment of applicable payroll taxes due related to a distribution of investment in our common stock under our Supplemental Deferred Compensation Plan. The following table summarizes the stock repurchases we made of our shares of common stock during the 12 weeks ended December 31, 2006:

Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
November 6 through December 3, 2006	10,256	$16.03	—	$—
December 4 through December 31, 2006	44,000	$18.92	—	—

¹	The total number of shares include the 10,256 shares tendered to us in connection with a distribution of investment in our common stock under our Supplemental Deferred Compensation Plan and the 44,000 shares repurchased from a former company executive.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on an investment of our common stock over a five-year period with the cumulative total return on the Dow Jones Equity Market Index and the Dow Jones U.S. Food Retailers and Wholesalers Index over the same period. The graph assumes an initial investment of $100 and the reinvestment of all dividends.

Item 6.	Selected Financial Data

The information below is only a summary and should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements contained elsewhere in this Annual Report. Amounts may not aggregate due to rounding.

(In thousands, except per share and other operational data)

	Fiscal Year (A)
	2006	2005	2004	2003	2002
Income Statement Data:
Sales	$2,104,473	$2,002,934	$1,955,579	$1,730,114	$1,572,320
Gross margin	347,540	334,054	339,089	297,008	248,627
Income from operations	42,280	42,598	62,434	37,590	46,745
Interest expense, net	10,185	9,450	13,178	15,508	12,240
Income from continuing operations before income taxes and cumulative effect of accounting change	32,095	33,148	49,256	22,082	34,505
Discontinued operations, net of tax	—	(662)	(1,337)	(68,535)	(14,925)
Net income (loss)	20,832	21,366	30,194	(60,239)	6,849
Earnings per common share, assuming dilution, from continuing operations	0.65	0.69	0.99	0.46	0.74
Loss per common share, assuming dilution, from discontinued operations	—	(0.02)	(0.04)	(2.30)	(0.51)
Cumulative effect of accounting change per common share, assuming dilution	—	—	—	(0.18)	—
Earnings (loss) per common share, assuming dilution	0.65	0.66	0.95	(2.02)	0.23
Weighted average diluted common shares outstanding	32,160	32,154	31,869	29,777	29,527

Financial Data (at fiscal yearend):
Total assets	$660,536	$638,318	$587,431	$597,232	$621,646
Long-term debt and capital leases, excluding current maturities	26,259	21,848	114,167	91,180	5,314
Stockholders’ equity	294,882	273,943	252,413	216,157	272,704

Other Operational Data (B):
Comparable store sales growth (C)	2.8%	2.6%	11.0%	8.8%	3.4%
Stores at fiscal yearend	240	236	223	219	217
Total retail square footage of operating stores at fiscal yearend (thousands) (D)	4,356	4,247	3,961	3,870	3,771
Sales per square foot (E)	$492	$493	$501	$452	$423
Store customer transactions (thousands)	47,369	46,420	47,006	43,941	40,747
Employees at fiscal yearend	5,910	5,870	5,370	5,060	4,590

(A)	For all years, 52 weeks except fiscal year 2004, which had 53 weeks.
(B)	Amounts reflect continuing operations data only. Other Operational Data does not include data related to the Mexico joint venture.
(C)	Comparable stores are those that have been in operation for 52 full weeks, including stores that have been remodeled or stores that have been relocated within their same market area during the full 52 weeks. Stores that have been closed during the period are excluded from the calculation. Comparable store sales growth for 2005 is calculated using the sales for the 52 weeks ended January 1, 2006 compared to the sales for the 53 weeks ended January 2, 2005, excluding the sales for the week ended October 10, 2004, the first week of fourth quarter 2004. Comparable store sales growth for 2004 is calculated using the sales for the 52 weeks ended December 26, 2004 compared to the sales for the 52 weeks ended December 28, 2003.
(D)	Total retail square footage of operating stores includes the total square footage of store buildings excluding any sub-leased square footage if applicable.
(E)	Sales per square foot is calculated by dividing total sales for the period by the weighted average total retail square footage of operating stores during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with a summary of our operating results to provide an overview of our financial performance for fiscal years 2006, 2005 and 2004. Thereafter, we discuss our results of operations activities for fiscal year 2006 compared to fiscal year 2005, and for fiscal year 2005 compared to fiscal year 2004. This is followed by a discussion of the specific accounting changes in 2006 that impacted our results. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 31, we discuss the impact of inflation on our business, new accounting pronouncements, and the assumptions and judgments associated with our critical accounting policies and incorporated in our reported financial statements.

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

Overview

During fiscal years 2006, 2005 and 2004, the major factors that impacted our results of operations and financial position are as follows:

•

Our 2006 sales increased 5.1 percent over 2005, attributable to the 2.8 percent increase in comparable store sales and growth from the new stores and relocated stores opened during 2006 and 2005, partially offset by the cannibalization of sales at stores located in the same vicinity of our newly opened stores.

•

We opened six new stores, relocated one store and closed two unprofitable stores during 2006 and at December 31, 2006, operated 240 stores in the United States, as compared to 236 stores at January 1, 2006 and 223 stores at January 2, 2005. While the sales increase attributable to the new and relocated stores helped improve our total sales performance, the increase in our cost structure from these stores reduced our operating income generated from existing stores.

•

Overall gross margin rate decreased for 2006 due to the lower profit rate on product sales and the impact of new stores for 2006, as compared to 2005, partially offset by decreased distribution costs as a percentage of sales.

•	Operating and administrative expense for 2006 increased in dollars and as a percentage of sales as compared to 2005 largely attributable to increased costs in store operations, information system and share-based compensation and costs associated with our assessment of strategic alternatives and decreased gain from property sales.

•

2005 comparable sales increased 2.6 percent over 2004 sales that were favorably impacted by the labor dispute between the United Food and Commercial Workers Union and three major grocery chains in southern California. This labor dispute, which commenced early in the 2003 fourth quarter and was settled in February 2004, had a significant positive effect on our sales volume, results of operations and financial position for 2004.

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

In recent periods we have expanded the pace of our store development program. We opened six new stores in 2006, 13 stores in 2005 and four stores in 2004. The store development plan has contributed to year over year sales growth; however, the acceleration in our store openings has also impacted our results of operations due to the time for new stores to reach profitability as part of a normal maturity cycle. For stores that were opened in 2004, 2005 and 2006, the impact of these stores on results of operations was a store contribution loss of $8.9 million for 2006 and $6.8 million for 2005.

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

Summary

Income from continuing operations was $20.8 million, or $0.65 per diluted share, for fiscal year 2006, compared to $22.0 million, or $0.69 per diluted share, for fiscal year 2005 and $31.5 million, or $0.99 per diluted share, for fiscal year 2004. Included in income from continuing operations for 2005 was a $14.7 million pre-tax charge ($8.8 million net of tax, or $0.27 per diluted share) related to reserves for litigation.

We reported net income of $20.8 million, or $0.65 per diluted share, for 2006, compared to $21.4 million, or $0.66 per diluted share, for 2005 and $30.2 million, or $0.95 per diluted share, for 2004. Included in the net income for 2005 was the aforementioned $8.8 million, net of tax, charge related to reserves for litigation.

Results of Operations

The following table shows, for the fiscal years indicated, certain condensed consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Fiscal Year
	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	83.5	83.3	82.7

Gross margin	16.5	16.7	17.3
Operating and administrative expenses	14.5	13.8	14.1
Litigation and other charges	—	0.7	—

Income from operations	2.0	2.1	3.2
Interest expense, net	0.5	0.5	0.7

Income from continuing operations before income tax provision	1.5	1.7	2.5
Income tax provision	(0.6)	(0.6)	(1.0)
Equity earnings of joint venture	0.1	0.1	0.1

Income from continuing operations	1.0	1.1	1.6
Discontinued operations, net of tax	—	—	(0.1)

Net income	1.0%	1.1%	1.5%

Sales

Sales from continuing operations were $2,104.5 million in 2006, $2,002.9 million in 2005 and $1,955.6 million in 2004. Historically, sales have followed a seasonal pattern in which first quarter sales tend to be the lowest. Third quarter sales are comparatively high because the third quarter includes 16 weeks, whereas the other quarters include 12 weeks. Our 2004 fiscal year consisted of 53 weeks with 13 weeks in the fourth quarter of 2004.

The following table sets forth the growth in sales and transaction sizes from continuing operations for fiscal years 2006, 2005 and 2004. We define comparable stores as those that have been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area. Stores that have been closed during the period are excluded from the calculation. Comparable store sales growth for 2005 is calculated using 2005 sales for the 52 weeks ended January 1, 2006 compared to the 2004 sales for the 53 weeks ended January 2, 2005, excluding the sales for the week ended October 10, 2004 which is the first week of fourth quarter 2004. Comparable store sales growth for 2004 is calculated using 2004 sales for the 52 weeks ended December 26, 2004 compared to the 2003 sales for the 52 weeks ended December 28, 2003.

	2006	2005	2004
Total sales growth	5.1%	2.4%	13.0%
Comparable store sales growth	2.8%	2.6%	11.0%
Comparable store transaction size	$44.61	$43.24	$41.65

Comparable sales for 2006 benefited from an increase in the comparable average transaction of 3.1 percent to $44.61 as compared to 2005 and increased promotional activities to rebuild our sales momentum. Our third and fourth quarters 2005 sales were adversely impacted by the implementation of our new supply chain management system.

Comparable store sales growth for 2005 was attributable to an increase in our comparable average transaction of 4.0 percent to $43.24 as compared to 2004 despite a continued strong competitive environment. The increase is noteworthy considering that our sales in the third and fourth quarters 2005 were adversely impacted by the implementation of our new supply chain management system and that the first and second quarters 2004 sales were favorably impacted by the effect of a labor dispute against three southern California supermarket chains that ended in February 2004.

Comparable sales increases for all the reporting years are also attributable to store relocations and store remodeling. Total sales growth was also attributable to new stores opened during the reporting years. Stores opened, relocated and closed in our continuing operations during 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Beginning U.S. store count	236	223	219
New stores	6	13	4
Stores relocated	1	2	2
Stores closed or relocated	(3)	(2)	(2)

Ending U.S. store count	240	236	223

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

Gross margin from continuing operations increased $13.5 million to $347.5 million in 2006 from $334.1 million in 2005, primarily attributable to the increased sales partially offset by increased distribution costs and occupancy costs. As a percentage of sales, gross margin was 16.5 percent in 2006 as compared to 16.7 percent in 2005. The 0.2 percentage point year-over-year decrease was due to a 0.13 percent decrease in vendor rebates that remained static despite the 2006 sales growth and 0.07 percent increase in occupancy costs, attributable to costs associated with new and relocated stores, partially offset by the decrease in distribution labor and outside storage costs.

Gross margin from continuing operations decreased $5.0 million from $339.1 million in 2004 to $334.1 million in 2005, primarily due to increased distribution costs and occupancy costs and one week less in 2005, offsetting the increase in sales and the improved gross margin rate from sales. As a percentage of sales, gross margin decreased to 16.7 percent in 2005 as compared to 17.3 percent in 2004. The 0.6 percentage point decrease was primarily attributable to a 0.68 percent increase in distribution costs due to increased labor costs and fuel costs and additional outside storage and delivery costs, as well as expenditures associated with the implementation of our new supply chain management system. Other decreases included a 0.14 percent increase in occupancy costs primarily due to costs associated with new and relocated stores and store remodeling. Additionally, a 0.11 percent unfavorable sales mix change resulted from strong sales growth in Cash & Carry stores that generate a lower gross margin rate. These decreases were partially offset by a 0.26 percent favorable variance in improved merchandise margin rates.

We experienced increased distribution costs in 2005 as mentioned above and in the first three quarters of 2006 due to the start up activities and inefficiencies associated with the new warehouse facility that started deliveries in late fourth quarter 2005 to accommodate our future growth and increased volume. An improving trend started in the second half of third quarter 2006 with decreased distribution cost in dollars and as a percentage of sales in fourth quarter 2006 through an effort in controlling labor costs and warehouse inventory losses and the improved efficiencies.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level (primarily labor and related fringe benefit costs) advertising and marketing costs, overhead costs and corporate office costs.

Operating and administrative expenses from continuing operations for 2006 increased $28.5 million, or 10.3 percent, to $305.3 million in 2006 from $276.8 million in 2005. Operating and administrative expenses as a percentage of sales increased from 13.8 percent in 2005 to 14.5 percent in 2006. The year-over-year percentage of sales increase is primarily comprised of 0.29 percent in increased store labor, utility costs and other store operating costs; 0.16 percent in increased information system costs, including the expense associated with our new supply chain management system, and legal fees, 0.13 percent in costs associated with our assessment of strategic alternatives and 0.10 percent in share-based compensation as discussed below. Additionally, 0.13 percent of the increase was due to a gain of $2.5 million from sale of properties realized in 2005. These increases were partially offset by a 0.12 percent decrease in other corporate expenses.

The increase in share-based compensation included the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” and the result of compensation recognition associated with the modification of stock awards of a departing executive. The impact of adopting SFAS No. 123(R) was $0.6 million lower in compensation expense recognized than what would have been recognized under SFAS No. 123 for 2006. Had SFAS No. 123(R) been effective for 2005 and 2004, the impact would have been an increase to operating and administrative expenses of $3.3 million, or 0.2 percent of sales, for 2005 and $3.1 million, or 0.2 percent of sales, for 2004.

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

Interest expense, net

Interest expense, net increased $0.7 million, from $9.5 million recorded in 2005 to $10.2 million in 2006. The increase was primarily due to the higher average debt outstanding and higher interest rates.

Interest expense, net decreased $3.7 million, or 28.3 percent, from $13.2 million recorded in 2004 to $9.5 million in 2005. The decrease was primarily due to the reduced debt outstanding and to the absence in 2005 of the amortization of loan fees and payment under the interest rate hedging arrangement, which terminated in November 2004.

At 2006 yearend, the balance outstanding of our bank credit facility was $25.0 million as compared to $20.0 million at 2005 yearend and $25.0 million at 2004 yearend.

Income tax provision

Income tax expense in 2006, 2005 and 2004 relating to continuing operations was $12.4 million, $12.2 million and $18.7 million, respectively. The effective tax rate was 38.7 percent for 2006, 36.7 percent for 2005 and 38.0 percent for 2004. The effective rate was lower in 2005 as compared to 2006 and 2004 primarily due to the utilization of capital loss carryforwards and reductions in the valuation allowance in 2005.

Equity earnings of joint venture

Smart & Final Mexico owns a 50 percent interest in a Mexico joint venture that operates 13 “Smart & Final” format stores in Mexico and produced $1.2 million in equity earnings in 2006, $1.1 million in 2005 and $1.0 million in 2004. This Mexico joint venture opened three new stores during the last three years.

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

Loss from discontinued operations was $0.7 million, net of tax benefit of $0.4 million, for 2005 and $1.3 million, net of tax benefit of $0.8 million, for 2004. Loss from discontinued operations represented primarily the run-off activities in the foodservice operations and has been separately presented for 2004 and 2005. Such activities were insignificant during 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operations for 2006.

Accounting change, share-based compensation

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

	2006	2005	2004
Share-based compensation costs	$3,041	$983	$549
Tax benefits related to share-based compensation costs	1,177	361	209

On September 20, 2006, we modified the terms of outstanding stock awards of an executive officer which included 64,999 shares of non-vested stock options and SARs, 19,000 shares of non-vested restricted stock and 165,001 shares of vested stock options. The modification provided for the vesting of all unvested awards and provided for a one-year period for the exercise of all the outstanding awards to be effective upon the tender of the executive officer’s anticipated resignation of employment. This executive tendered his resignation on October 31, 2006. The total incremental compensation cost recognized in 2006 as a result of this stock award modification was $0.9 million.

The net impact of adopting SFAS No. 123(R) on our income from continuing operations and net income was an increase of $0.4 million, or $0.01 per diluted share, for 2006. This net impact represents lower compensation cost recognized related to the stock option award modifications under SFAS No. 123(R) than what would have been recognized under SFAS No. 123, partially offset by compensation cost related to stock option and SAR awards that would have not been recognized under SFAS No. 123. The remaining unrecognized compensation cost related to the nonvested awards at December 31, 2006 was $4.5 million to be recognized over a weighted-average period of 1.60 years. Of this remaining cost, $1.4 million is related to the stock option and SAR awards that would have not been recognized under SFAS No. 123.

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

Liquidity and Capital Resources

Cash flows and financial position

Net cash provided by operating activities from continuing operations was $48.4 million in 2006 compared to $61.8 million in 2005 and $40.3 million in 2004. The increase or decrease in cash provided by operating activities from continuing operations reflects our operating performance before non-cash expenses and charges and the timing of receipts and disbursements. In 2006, we utilized cash to fund the $15.1 million payment of a class action litigation settlement, for working capital associated with increased investment in store inventories and for increased pension contribution as compared to 2005. The decreases in cash provided by operating activities were partially offset by lower cash payments for income taxes in 2006, as compared to 2005 and income tax refund received in 2006. We made $10.0 million cash contributions in 2006 to our defined benefit pension plan as compared to $6.0 million in 2005. Our cash payments for income taxes in 2006 were $3.1 million and an income tax refund of approximately $4.6 million received in 2006 compared to payments of $14.1 million in 2005.

Net cash used in investing activities from continuing operations was $49.7 million in 2006, compared to $51.1 million in 2005 and $13.4 million in 2004. In 2006, our capital expenditures decreased by $5.4 million as compared to 2005, primarily due to decreased investment in store construction and equipment under a slower-paced new store opening plan as compared to 2005 and decreased investment in information system hardware and software. Included in “Acquisition of property, plant and equipment” was $12.2 million associated with the purchase of a previously leased store property site and the purchase of a store property site for future development in 2006. In 2004, $14.2 million of cash was released from the real estate trust in payment for six owned store properties sold to the real estate synthetic lease facility during 2004. See further discussion in “Bank credit facility, lease facility and other financing activities” below. Additionally, approximately $9.9 million was generated from the redemption of a certificate of deposit, sale of certain municipal bonds and disposal of closed or relocated store properties in 2004.

Net cash provided by financing activities was $8.2 million in 2006 compared to net cash used in financing activities of $6.1 million in 2005 and $32.4 million in 2004. The net cash provided by financing activities was primarily a result of changes to our obligations outstanding under our revolving bank credit facility. Such net borrowing was $5.0 million in 2006 compared to net payments of $5.0 million in 2005 and $35.0 million in 2004. In 2006, the proceeds we received from stock issuance upon exercises by stock option holders were $4.4 million and the cash used to repurchase our common stock was $1.3 million. In 2005, the proceeds received from stock issuance upon exercises by stock option holders was $2.8 million and the cash used in a stock repurchase program, which commenced in 2005 and expired on December 31, 2006, was $2.4 million.

At December 31, 2006, we had cash and cash equivalents of $38.8 million, stockholders’ equity of $294.9 million and debt, excluding capital leases, of $111.4 million. At December 31, 2006 we had working capital of $3.0 million compared to a working capital deficit of $21.8 million at January 1, 2006. Our $86.4 million obligation under a lease facility was reported in the current liabilities section on our consolidated balance sheets at December 31, 2006 and January 1, 2006 due to its extended expiration in May 2007 and its original expiration in November 2006, respectively. (See “Bank credit facility, lease facility and other financing activities” below.)

Capital expenditure and other capital requirements

Our primary requirement for capital is to finance store development costs for buildings, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware, as well as general working capital requirements.

During 2006, we opened six new stores and relocated one store. New store growth and store remodeling are planned for the future years. Our current plans are to open or relocate eight to ten stores during 2007. We estimate that the capital expenditure requirement for improvements and equipment for a new store is approximately $1.1 million to $3.4 million. We typically enter into lease arrangements for our store properties. From time to time we may purchase the properties for an additional capital investment that depends on the property location and market value. Working capital investment related to a new store is approximately $0.2 million and primarily relates to inventory net of trade vendor accounts payable. We also plan to perform approximately three major remodels to existing stores in 2007 which generally require capital expenditures in excess of $0.4 million per major remodel. Total capital expenditures, including investment in capitalized software, for 2007 are currently estimated at $37 million to $42 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory pension plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). Changes in the benefit plan assumptions as well as the funded status of the plan impact the funding and expense levels for future periods. We made $10.0 million of contributions to the plan during 2006. We are not required to make any contributions for the 2007 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute an amount ranging from $4.0 million to $6.0 million to this plan in 2007.

Bank credit facility, lease facility and other financing activities

Amended Credit Facility

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At December 29, 2006, the six-month Eurodollar LIBOR rate offered for borrowings in U.S. dollars was 5.37 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At December 31, 2006, $25.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At December 31, 2006, we had $119.4 million available under the Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in the Lease Agreement structure include banks and financing institutions as well as Casino USA (“Casino USA”), which owned 52.4 percent of our common stock at December 31, 2006. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. The Lease Agreement expired on November 29, 2006.

Effective November 29, 2006, we entered into an agreement with the Lease Agreement parties to extend the maturity of the facility to May 29, 2007. The fixed rate pricing of the Lease Agreement tranches prior to scheduled maturity ranged from 8.72% to 11.22%. For the period of extension, the variable rate pricing of the Lease Agreement tranches will be at LIBOR plus a margin ranging from 0.725% to 0.95%. During the period of extended maturity, we may repay the Lease Agreement at any time without a prepayment penalty and we may also sell, without penalty, up to three properties in the Lease Agreement for a combined aggregate value not to exceed $15.0 million without penalty.

Immediately following the extension of maturity, Casino USA assigned to a third party lender a total of $13.0 million of interests in the Lease Agreement. These assigned interests had been acquired by Casino USA in 2003 from another third party lender. At December 31, 2006, Casino USA continued to hold a $20.1 million interest in the Lease Agreement.

The Lease Agreement as amended, with a value of $86.4 million at December 31, 2006, provides the financing for 20 store locations (including one closed store location), the central distribution facility in Commerce, California and another distribution facility in northern California that is currently subleased.

The Lease Agreement is considered a variable interest entity and subject to consolidation under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended. Therefore, the related properties and notes payable are included in our consolidated balance sheets under “Property, plant and equipment” and under current liabilities as “Current maturities of long-term debt and capital leases” and, for the Casino USA participation, “Notes payable to affiliate.”

As of December 31, 2006, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

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

The Amended Credit Facility expires on November 18, 2009 and accordingly, the obligation under this agreement has been classified as a long-term liability in our consolidated balance sheets as of December 31, 2006 and January 1, 2006. The Lease Agreement was reported in the current liabilities section on our consolidated balance sheets at December 31, 2006 and January 1, 2006 due to its extended expiration in May 2007 and its original expiration in November 2006, respectively. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities. See “Item 1A. Risk Factors” for additional information regarding the risks associated with our debt and capital resources.

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

Contractual obligations

The following table sets forth our future payments due by period of our contractual obligations, in thousands:

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$111,400	$86,400	$25,000	$—	$—
Capital lease obligations	2,163	736	1,089	304	34
Operating lease obligations	370,152	42,388	81,051	70,396	176,317
Other long-term obligations	17,647	6,754	9,678	1,037	178

Total contractual obligations	$501,362	$136,278	$116,818	$71,737	$176,529

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

New Accounting Pronouncements

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. As of December 31, 2006, we reported $12.2 million, net of tax of $8.2 million, of deferred pension losses in accumulated other comprehensive income as a result of the adoption of SFAS No. 158 regarding the recognition element. We do not expect the adoption of the remaining elements of SFAS No. 158 will have any material impact on our results of operations or financial position.

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

SAB No. 108

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment using both an income statement (rollover) approach and a balance sheet (iron curtain) approach and provides for a one-time cumulative effect transition. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our results of operations or financial position.

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

Inventory

We record our inventories at the lower of FIFO (first-in, first-out) cost or market method. At 2006 yearend, approximately 73 percent of our inventories were held at the stores and the remaining amount held in our various warehouse locations. These inventories are subject to frequent periodic counting. Losses, including theft, damages and other casualties are written off when identified. Reserves for inventory losses are provided based on analysis of historical trends including the results from the most recent periodic counting. We evaluate the adequacy of these reserves every four-week period.

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

Retirement benefit plans

We maintain defined benefit and defined contribution retirement plans for our employees. The defined benefit pension plan pays benefits to employees at retirement using formulas based on various estimates and assumptions. We account for the defined benefit pension plan in accordance with SFAS No. 87 “Employer’s Accounting for Pensions,” as amended by SFAS No. 158. SFAS No. 87 requires that the amounts recognized in the financial statements be determined on an actuarial basis and include assumptions such as the expected rate of return on plan assets, a discount rate for determining the current value of plan benefits and the rate of increase in future compensation levels. Any change in these assumptions may cause the future pension expense to increase or decrease significantly and hence affect our results of operations or financial condition.

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

Leases

We lease a significant portion of our store property locations as well as certain other properties. We accounted for these arrangements in accordance with SFAS No. 13 “Accounting for Leases” and FASB Staff Position (“FSP”) FAS 13-1, which required rental costs associated with ground or building leases that are incurred during a construction period to be recognized as rental expense and included in income from continuing operations and specifying the allocation of rental costs. We believe the accounting practices we have applied to the accounting for rent holidays, depreciable lives of leasehold improvements, and tenant improvement allowances do not result in a material difference as compared to the application of SFAS No. 13 and under FSP FAS 13-1.

In March 2005, the FASB issued FIN No. 47 “Accounting for Conditional Asset Retirement Obligations” requiring an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Due to the nature of our business, our asset retirement obligation with respect to owned or leased properties is immaterial.

Share-based compensation

As of January 2, 2006, we adopted SFAS No. 123(R), which requires all share-based payments to be recognized in the income statement based on their fair values. Upon adoption of SFAS No. 123(R), we selected the Black-Scholes option-pricing model to determine the grant date fair value for each stock option and SAR grant. The Black-Scholes option-pricing model requires extensive use of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock option before exercising them (“expected term”), the estimated volatility of our stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in our consolidated statement of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to fluctuations in interest rates and the foreign exchange rates between the U.S. dollar and other foreign currencies primarily the Mexican Peso. As of 2006 yearend, our exposure to foreign exchange rates was limited.

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

Interest Rate Sensitivity Analysis

The following analysis presents our earnings sensitivity if a certain interest rate change occurred at December 31, 2006. The change chosen for this analysis reflects our view of a change that is reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects that could impact our business as a result of these changes in interest rate.

At December 31, 2006, we had debt, excluding capital leases totaling $111.4 million, all of which was variable-rate debt. At December 29, 2006, the six-month Eurodollar LIBOR rate offered for borrowings in U.S. dollars was 5.37 percent.

Holding other variables constant, such as debt levels, the impact on the earnings, net of taxes and cash flows of a one-percentage point change in interest rates would be approximately $0.7 million.

Credit Risk

We are exposed to credit risk on accounts receivable through the ordinary course of business and perform ongoing credit evaluations. Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising our customer base. We currently believe that our allowance for doubtful accounts is sufficient to cover customer credit risks.

Foreign Currency Risk

Our exposure to foreign currency risk is limited to the operations under Smart & Final Mexico and the equity earnings of its Mexico joint venture. At 2006 yearend, such exposure was the $9.1 million net investment in Smart & Final Mexico, which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. dollars and are not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this section:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Smart & Final Inc.

We have audited the accompanying consolidated balance sheets of Smart & Final Inc., a Delaware corporation and a 52.4 percent owned subsidiary of Casino USA, Inc., (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smart & Final Inc. at December 31, 2006 and January 1, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, respectively, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” for its stock compensation awards on January 2, 2006 and adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)” on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smart & Final Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 26, 2007

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	December 31, 2006	January 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$38,800	$31,887
Accounts receivable, less allowance for doubtful accounts of $261 in 2006 and $273 in 2005	16,654	18,410
Inventories, net	167,341	158,553
Prepaid expenses and other current assets	16,170	16,333
Deferred tax assets	8,904	13,036
Assets held for sale	2,129	2,129

Total current assets	249,998	240,348
Property, plant and equipment:
Land	79,188	70,860
Buildings and improvements	66,273	62,335
Leasehold improvements	145,552	135,018
Fixtures and equipment	223,824	209,751

	514,837	477,964
Less – Accumulated depreciation and amortization	248,585	220,377

Net property, plant and equipment	266,252	257,587
Assets under capital leases, net of accumulated amortization of $3,108 in 2006 and $5,106 in 2005	981	1,423
Capitalized software, net of accumulated amortization of $10,857 in 2006 and $6,150 in 2005	33,874	30,974
Goodwill	34,775	34,775
Deferred tax assets	28,199	28,749
Equity investment in joint venture	8,562	7,481
Cash held in real estate trust	125	120
Other assets	37,770	36,861

Total assets	$660,536	$638,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$66,888	$54,076
Notes payable to affiliate	20,100	33,146
Accounts payable	101,966	99,696
Accrued salaries and wages	17,954	19,898
Other accrued liabilities	40,075	55,348

Total current liabilities	246,983	262,164
Long-term liabilities:
Obligations under capital leases	1,259	1,848
Bank debt	25,000	20,000
Other long-term liabilities	38,054	37,088
Postretirement and postemployment benefits	54,358	43,275

Total long-term liabilities	118,671	102,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 32,664,086 shares issued and outstanding in 2006 and 31,903,478 in 2005)	323	319
Additional paid-in capital	241,489	231,775
Retained earnings	88,355	67,523
Accumulated other comprehensive loss	(24,130)	(15,822)
Notes receivable for common stock	(18)	(18)
Treasury stock, at cost, 809,632 shares in 2006 and 729,475 shares in 2005	(11,137)	(9,834)

Total stockholders’ equity	294,882	273,943

Total liabilities and stockholders’ equity	$660,536	$638,318

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year
	2006	2005	2004
Sales	$2,104,473	$2,002,934	$1,955,579
Cost of sales, buying and occupancy	1,756,933	1,668,880	1,616,490

Gross margin	347,540	334,054	339,089
Operating and administrative expenses	305,260	276,756	276,655
Litigation and other charges	—	14,700	—

Income from operations	42,280	42,598	62,434
Interest expense, net	10,185	9,450	13,178

Income from continuing operations before income tax provision	32,095	33,148	49,256
Income tax provision	(12,413)	(12,180)	(18,718)
Equity earnings of joint venture	1,150	1,060	993

Income from continuing operations	20,832	22,028	31,531
Discontinued operations, net of tax	—	(662)	(1,337)

Net income	$20,832	$21,366	$30,194

Earnings (loss) per common share*
Earnings per common share from continuing operations	$0.66	$0.71	$1.04
Loss per common share from discontinued operations	—	(0.02)	(0.04)

Earnings per common share	$0.66	$0.69	$1.00

Weighted average common shares	31,349,901	30,841,019	30,206,190

Earnings (loss) per common share, assuming dilution*
Earnings per common share, assuming dilution, from continuing operations	$0.65	$0.69	$0.99
Loss per common share, assuming dilution, from discontinued operations	—	(0.02)	(0.04)

Earnings per common share, assuming dilution	$0.65	$0.66	$0.95

Weighted average common shares and common share equivalents	32,160,250	32,153,630	31,868,983

*	Totals may not aggregate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Notes Receivable for Common Stock	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, fiscal yearend 2003	29,922,821	$299	$209,876	$15,963	$(9,881)	$(100)	$—	$216,157
Issuance of common stock	829,297	9	7,656	—	—	—	—	7,665
Restricted stock accrual	—	—	205	—	—	—	—	205
Tax benefit on options exercised	—	—	2,031	—	—	—	—	2,031
Payment received	—	—	—	—	—	25	—	25
Purchase at cost, 86,475 shares	—	—	—	—	—	—	(1,384)	(1,384)
Comprehensive income (loss):
Net income	—	—	—	30,194	—	—	—	30,194
Derivative instruments:
Income, net of tax of $109	—	—	—	—	164	—	—	164
Reclassification adjustments, net of tax of $581, included in net income	—	—	—	—	872	—	—	872
Foreign currency translation	—	—	—	—	(115)	—	—	(115)
Minimum pension liability, net of tax of $2,084	—	—	—	—	(3,401)	—	—	(3,401)

Other comprehensive loss	—	—	—	—	(2,480)	—	—	(2,480)

Comprehensive income (loss)	—	—	—	30,194	(2,480)	—	—	27,714

Balance, fiscal yearend 2004	30,752,118	$308	$219,768	$46,157	$(12,361)	$(75)	$(1,384)	$252,413
Issuance of common stock	1,151,360	11	9,558	—	—	—	—	9,569
Restricted stock accrual	—	—	368	—	—	—	—	368
Tax benefit on options exercised	—	—	2,081	—	—	—	—	2,081
Payment received	—	—	—	—	—	57	—	57
Purchase at cost, 643,000 shares	—	—	—	—	—	—	(8,450)	(8,450)
Comprehensive income (loss):
Net income	—	—	—	21,366	—	—	—	21,366
Foreign currency translation	—	—	—	—	168	—	—	168
Minimum pension liability, net of tax of $2,060	—	—	—	—	(3,629)	—	—	(3,629)

Other comprehensive loss	—	—	—	—	(3,461)	—	—	(3,461)

Comprehensive income (loss)	—	—	—	21,366	(3,461)	—	—	17,905

Balance, fiscal yearend 2005	31,903,478	$319	$231,775	$67,523	$(15,822)	$(18)	$(9,834)	$273,943
Issuance of common stock and nonvested restricted stock	760,608	4	5,197	—	—	—	—	5,201
Share-based compensation	—	—	3,020	—	—	—	—	3,020
Tax benefit associated with share-based compensation	—	—	1,497	—	—	—	—	1,497
Purchase at cost, 80,157 shares	—	—	—	—	—	—	(1,303)	(1,303)
Comprehensive income (loss):
Net income	—	—	—	20,832	—	—	—	20,832
Foreign currency translation	—	—	—	—	(73)	—	—	(73)
Minimum pension liability, net of tax of $2,642	—	—	—	—	3,940	—	—	3,940

Other comprehensive income	—	—	—	—	3,867	—	—	3,867

Comprehensive income	—	—	—	20,832	3,867	—	—	24,699

Adjustment to initially apply FASB Statement No. 158, net of tax of $8,164	—	—	—	—	(12,175)	—	—	(12,175)

Balance, fiscal yearend 2006	32,664,086	$323	$241,489	$88,355	$(24,130)	$(18)	$(11,137)	$294,882

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$20,832	$21,366	$30,194
Adjustments to reconcile net income to net cash provided by continuing activities:
Non-cash litigation and other charges, net of tax	—	8,799	—
Depreciation	18,964	18,319	17,951
Amortization	16,760	13,387	12,167
Amortization of deferred financing costs	483	335	1,358
Share-based compensation	3,025	983	549
Excess tax benefit from share-based compensation	(890)	—	—
Deferred tax provision (benefit)	4,682	(6,691)	2,899
Equity earnings of joint venture	(1,150)	(1,060)	(993)
Asset impairment, at gross	594	828	2,500
Gain on disposal of property, plant and equipment	(94)	(2,609)	(390)
Decrease (increase) in:
Accounts receivable	2,469	(841)	(1,193)
Inventories	(8,788)	(16,193)	(18,933)
Prepaid expenses and other assets	(467)	54	9,731
Increase (decrease) in:
Accounts payable	2,270	16,591	(9,345)
Accrued salaries and wages	(1,944)	15	2,946
Other accrued liabilities	(8,358)	8,552	(9,108)

Net cash provided by continuing activities	48,388	61,835	40,333
Net cash used in discontinued activities	—	(1,376)	(3,003)

Net cash provided by operating activities	48,388	60,459	37,330

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(40,171)	(42,426)	(25,487)
Proceeds from disposal of property, plant and equipment	94	3,611	4,386
Investment in capitalized software	(8,650)	(11,843)	(12,080)
Change in cash held in real estate trust	—	(4)	14,241
Other	(930)	(434)	5,518

Net cash used in continuing activities	(49,657)	(51,096)	(13,422)
Net proceeds from divestitures	—	—	325
Net cash provided by discontinued activities	—	—	226

Net cash used in investing activities	(49,657)	(51,096)	(12,871)

Cash Flows from Financing Activities:
Payments on bank line of credit	(75,000)	(30,000)	(40,000)
Borrowings on bank line of credit	80,000	25,000	5,000
Payments on notes payable	(822)	(1,353)	(1,751)
Excess tax benefits from share-based compensation	890	—	—
Stock repurchases	(1,285)	(2,428)	—
Payments in connection with debt amendments	(50)	(215)	(1,070)
Proceeds from issuance of common stock, net of costs	4,449	2,848	5,442

Net cash provided by (used in) financing activities	8,182	(6,148)	(32,379)

Increase (decrease) in cash and cash equivalents	6,913	3,215	(7,920)
Cash and cash equivalents at beginning of year	31,887	28,672	36,592

Cash and cash equivalents at end of year	$38,800	$31,887	$28,672

Non-cash Investing and Financing Activities:
Equipment acquired through deferred payments	$—	$1,510	$—
Software development costs incurred but not paid	337	352	1,316
Construction in progress costs incurred but not paid	2,334	3,873	10,432

Total non-cash transactions	$2,671	$5,735	$11,748

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at fiscal yearend 2006 was a 52.4 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we,” “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 55.2 percent of our common stock as of December 31, 2006. See Note 8 “Strategic Alternatives and Recent Developments.”

We are engaged primarily in the business of providing food and related non-food items in bulk sizes and quantities. In total we operated 253 non-membership warehouse grocery stores at fiscal yearend 2006, either directly or through a joint venture.

We operated 185 stores under the banner “Smart & Final”, in California, Arizona and Nevada. These stores are operated through our principal subsidiary, Smart & Final Stores Corporation, a California corporation and other related entities (collectively “SFSC”). At fiscal yearend 2006, we operated an additional 55 stores in Washington, Oregon, Idaho and California principally under the banners “Smart Foodservice Cash & Carry” and “United Grocers Cash & Carry” (collectively the “Cash & Carry” stores). The Cash & Carry stores are operated through SFSC.

Our 100 percent-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexican holding company that owns 50 percent of a joint venture with the owners of the Calimax store chain. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. (“SFDN”). At 2006 fiscal yearend, this joint venture operated 13 “Smart & Final” format stores, similar in concept to the U.S. stores in northwestern Mexico.

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries and the variable interest entity described in Note 5 “Debt.” All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to current presentations.

Our 50 percent-owned joint venture in Mexico is accounted for by the equity method of accounting. The investment in SFDN at each reporting fiscal yearend is reported in our consolidated balance sheets under the caption “Equity investment in joint venture.” The “Retained earnings” on our consolidated balance sheets included undistributed earnings of SFDN of $8.1 million at fiscal yearend 2006 and $7.0 million at fiscal yearend 2005. These earnings are considered retained indefinitely for reinvestment and, accordingly, no provision is provided for United States federal and state income taxes and foreign income taxes.

Fiscal years

Our fiscal year ends on the Sunday closest to December 31. Fiscal years 2006, 2005 and 2004 ended on December 31, 2006, January 1, 2006 and January 2, 2005, respectively. Our fiscal 2004 included 53 weeks while 2006 and 2005 included 52 weeks. Each of our fiscal years consists of twelve-week periods in the first, second, and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. The fourth quarter of a 53-week year consists of thirteen weeks.

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

	December 31, 2006	January 1, 2006
Trade	$5,868	$5,748
Vendor	5,349	5,229
Affiliate	2,425	2,757
Other	3,012	4,676

Total	$16,654	$18,410

Included in accounts receivable from affiliate was $1.0 million net tax receivable from Casino USA at 2006 yearend and $0.3 million net tax payable to Casino USA at 2005 yearend.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes and other current assets. Also included is the purchase price receivable related to the sale and divestiture of certain discontinued operations discussed in Note 3 “Discontinued Operations” below in the amount, net of estimated reserves, of $2.9 million at December 31, 2006 and $2.5 million at January 1, 2006.

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

Included in property, plant and equipment are costs associated with selection and procurement of real estate sites of $1.3 million as of 2006 yearend and $1.1 million as of 2005 yearend. These costs are amortized over the remaining lease term of the site with which they are associated. Also included in property, plant and equipment is construction in progress of $2.4 million as of 2006 yearend and $2.9 million as of 2005 yearend.

According to provisions under Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets, including property, plant and equipment and assets under capital leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value. We recorded pre-tax impairment loss of $0.6 million for 2006 and $0.8 million for 2005 as a result of such reviews. This impairment loss is reported within “Operating and administrative expenses” on our consolidated statement of operations. We did not report any impairment loss as a result of such review in 2004.

Capitalized software

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

Our capitalized software costs, like other long-lived assets as required by SFAS No. 144, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether in use or under development. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the capitalized software is less than the carrying value. We did not report any impairment loss as a result of such reviews in 2006 and 2005.

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

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that we test goodwill for impairment based on a comparison of fair values to the carrying values of our reporting units. The goodwill on our balance sheet of $34.8 million relates solely to our acquisition of Cash & Carry in 1998; accordingly, our Cash & Carry operation is the reporting unit for which the test of goodwill for impairment is performed. The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit. Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly. We performed the annual impairment tests in December 2006 and December 2005 and concluded that no impairment existed.

Cash held in real estate trust

Cash held in real estate trust represents cash funds restricted for the purchase of replacement properties under the lease facility described in Note 5 “Debt.”

Other assets

Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 7 “Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations”), municipal bonds that secure our workers’ compensation reserves, liquor licenses and financing issuance costs relating to fees paid in connection with refinancing of the revolving bank credit facility and the extension of the real estate synthetic lease facility discussed in Note 5 “Debt” below.

The assets that secure our workers’ compensation reserves consist of municipal bonds with face values aggregating $5.4 million at both 2006 yearend and 2005 yearend. The municipal bonds are classified as held-to-maturity and have varying maturity dates ranging from 2007 through 2019. During 2004, we redeemed a $1.6 million certificate of deposit and $2.9 million of municipal bonds due to a reduced requirement by the state of California for securing our self-insured workers’ compensation program. Proceeds from the redemption were included under cash flows from investing activities on our consolidated statement of cash flows for 2004. We recognized an immaterial gain on this redemption.

The following table sets forth the aggregate amortized cost basis, gross unrealized holding gain and fair market value of the municipal bonds, in thousands.

	December 31, 2006	January 1, 2006
Amortized cost basis	$5,378	$5,380
Gross unrealized holding gain	271	184

Fair market value	$5,649	$5,564

The financing issuance costs are being amortized using the straight-line method. These costs, net of amortization, were $0.7 million at 2006 year end and $1.0 million at 2005 yearend.

Accounts payable

Our banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts totaled $26.8 million at 2006 yearend and $26.4 million at 2005 yearend and are included in “Accounts payable” on the accompanying consolidated balance sheets.

Accumulated other comprehensive loss

The ending accumulated balances, in thousands, for each item in the “Accumulated other comprehensive loss” under “Stockholders’ equity” are as follows:

	December 31, 2006	January 1, 2006
Minimum pension liabilities	$11,228	$15,168
Foreign currency translation loss	727	654
Adjustment to initially apply SFAS No. 158	12,175	—

Total	$24,130	$15,822

As of December 31, 2006, we applied the recognition provision of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Accordingly, the required adjustment of $12.2 million, net of tax of $8.2 million, was reported as a component of the ending balance of accumulated other comprehensive loss. See Note 7 “Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations” for additional information about our pension liability adjustments.

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

Effective beginning January 2, 2006, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 13-1, which requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense and included in income from continuing operations.

Financial Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations” requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Due to the nature of our business, our asset retirement obligation with respect to owned or leased properties is immaterial.

Share-based compensation

Effective beginning January 2, 2006, we adopted SFAS No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” We adopted SFAS No. 123(R) using the modified prospective application method, under which compensation cost is recognized beginning with the effective date based on the grant date fair value estimated in accordance with (a) the requirements of SFAS No. 123(R) for all share-based payment awards granted after the effective date and (b) the requirements of

SFAS No. 123 for awards granted to employees prior to the effective date but not yet vested on the effective date. Accordingly, prior period amounts are not restated. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, which encouraged, but did not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. However, SFAS No. 123(R) requires all share-based payments to be recognized in the income statement based on their fair values. Under SFAS No. 123(R), pro forma disclosure is no longer an alternative. Our Employee Stock Purchase Plan (“ESPP”) does not provide more favorable terms nor does it provide a purchase discount plus fees paid of greater than five percent. Accordingly, we determined that our ESPP qualifies as a noncompensatory plan under SFAS No. 123(R).

The net impact of adopting SFAS No. 123(R) on our income from continuing operations and net income was an increase of $0.6 million, or $0.01 per diluted share, for 2006. This net impact represents lower compensation cost recognized related to stock option award modifications under SFAS No. 123(R) than what would have been recognized under SFAS No. 123, partially offset by compensation cost related to stock option and stock appreciation right (“SAR”) awards that would have not been recognized under SFAS No. 123.

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

The following table summarizes the effect of the change from applying APB No. 25 to adopting SFAS No. 123(R) on our consolidated financial statements for 2006, dollars in thousands except per share amounts:

	2006
	As Reported	Pro-forma under APB No. 25
Income from continuing operations before income tax provision	$3,041	$3,643
Net income	$1,864	$2,233
Net income per share
Basic	$0.06	$0.07
Diluted	$0.06	$0.07
Cash flows from operating activities	$2,135	$3,643
Cash flows from financing activities	$890	$—

Had we previously recognized share-based compensation costs based on the fair value method as prescribed by SFAS No. 123, previously reported net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts shown below, dollars in thousands except per share amounts:

	2006	2005	2004
Net income as reported	$20,832	$21,366	$30,194
Add: Stock-based employee compensation expense included in reported net income or loss, net of related tax effects	1,864	560	291
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,864	2,635	2,240

Pro forma net income	$20,832	$19,291	$28,245

Earnings per share:
Basic, as reported	$0.66	$0.69	$1.00

Basic, pro forma	$0.66	$0.61	$0.90

Diluted, as reported	$0.65	$0.66	$0.95

Diluted, pro forma	$0.65	$0.59	$0.86

The reported and pro forma information for 2006 in the table above are the same since share-based compensation cost is calculated under the provisions of SFAS No. 123(R). These amounts are included in the table above only to provide the details for a comparative presentation to 2005 and 2004.

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

Upon adoption of SFAS No. 123(R), we also determined to continue recognizing compensation cost for graded vesting awards as if they were multiple awards under FASB FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” which we had previously applied in the calculation of the pro forma reporting requirements under SFAS No. 123. FIN No. 28 requires the multiple award approach for grants with graded vesting. Our management believes the use of the multiple award method is preferable because a grant of stock awards with graded vesting is effectively a series of individual grants that vest over various periods and believes that the multiple award method provides for better matching of the compensation cost with the services rendered throughout the vesting periods.

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

We expense the costs of advertising as incurred. Total advertising expense from continuing operations was $28.4 million in 2006, $26.7 million in 2005 and $26.9 million in 2004.

Income taxes

We recognize deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

Earnings per common share

Earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to stock options for our common stock and restricted stock. We had 3,456,302 shares subject to stock options and non-vested restricted stock outstanding at December 31, 2006, 3,570,069 shares at January 1, 2006 and 4,334,222 shares at January 2, 2005.

In accordance with SFAS No. 128, “Earnings per Share,” the following table reconciles share amounts utilized to calculate earnings or loss per common share and earnings or loss per common share, assuming dilution. Total may not aggregate due to rounding.

	2006	2005	2004
Net income, in thousands	$20,832	$21,366	$30,194

Earnings per common share	$0.66	$0.69	$1.00
Effect of dilutive stock options	(0.01)	(0.02)	(0.05)

Earnings per common share, assuming dilution	$0.65	$0.66	$0.95

Weighted average common shares	31,349,901	30,841,019	30,206,190
Effect of dilutive stock options	810,349	1,312,611	1,662,793

Weighted average common shares and common share equivalents	32,160,250	32,153,630	31,868,983

Certain outstanding options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. The weighted number of options excluded from the dilution computation was 441,899 in 2006, 698,552 in 2005 and 450,429 in 2004.

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

Treasury stock

On September 14, 2005, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock (the “Repurchase Program”). The repurchases were made in the open market or in privately negotiated transactions, at management’s discretion according to market conditions and the price of our common stock. The Repurchase Program expired on December 31, 2006. Under the Repurchase Program, we repurchased 21,957 shares of our common stock for an aggregate cost of $0.3 million in 2006 and 181,329 shares for an aggregate cost of $2.4 million in 2005.

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

We record the repurchase of our common stock, as well as our common stock accepted from stock option exercises or as withdrawal penalty under the Deferred Compensation Plans, as “Treasury stock” under “Stockholders’ equity” on our consolidated balance sheets using the cost method. At the beginning of our fiscal year 2006, the balance of treasury stock was $9.8 million, or 729,475 shares of common stock, representing 181,329 shares of our common stock repurchased through the Repurchase Program for an aggregate cost of $2.4 million and 548,146 shares of our common stock accepted in connection with stock option exercises for an aggregate cost of $7.4 million. During 2006, we repurchased 21,957 shares of our common stock at an average cost of $13.14 per share through the Repurchase Program, repurchased 44,000 shares from a former executive at a cost of $18.92 per share, accepted 10,256 shares at a cost of $16.03 per share in payment of applicable payroll taxes due related to a distribution of investment in our common stock under the Deferred Compensation Plans, and received 3,944 shares of withdrawal penalty at an average cost of $4.57 per share from the same distribution. At December 31, 2006, the balance of treasury stock was $11.1 million, or 809,632 shares of our common stock.

Derivatives

We had in place an option rate collar agreement with a major bank to limit the impact of interest rate fluctuations on floating rate debt. This agreement was terminated in November 2004. This agreement was designed as a cash flow hedge and considered fully effective. This agreement was marked to market every quarter, with the changes in fair value recorded as OCI on our consolidated statements of stockholders’ equity. The ineffective portion of this agreement and settlement for the discontinuance of hedges due to early partial termination were reclassified from OCI to current earnings under “Interest expense, net” on our consolidated statements of operations. Such ineffective portion reclassified to current earnings aggregated $1.5 million for 2004. The settlement paid for the discontinuance of hedges due to early partial termination and recorded to current earnings was $0.3 million for 2004.

2. New Accounting Pronouncements

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. As of December 31, 2006, we reported $12.2 million, net of tax of $8.2 million, of deferred pension losses in accumulated other comprehensive income as a result of the adoption of SFAS No. 158 regarding the recognition element. We do not expect the adoption of the remaining elements of SFAS No. 158 will have any material impact on our results of operations or financial position. Further discussion is included in Note 7 “Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations” below.

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

SAB No. 108

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment using both an income statement (rollover) approach and a balance sheet (iron curtain) approach and provides for a one-time cumulative effect transition. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our results of operations or financial position.

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

EITF Issue No. 06-3

In June 2006, the FASB ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 allows entities to present on either a gross basis or a net basis, in their statements of income any tax assessed by a governmental authority that is directly imposed on revenue-producing transactions between a seller and a customer. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006. We currently present these transactions on a net basis and therefore the adoption of this standard will not have a material impact on our results of operations or financial position.

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

The assets of the discontinued operations include land and building improvements of a distribution facility previously utilized in the Northern California Foodservice Operations and are presented in the consolidated balance sheets under the caption “Assets held for sale.” Loss from discontinued operations for 2005 and 2004 primarily represented the residual activities in the Northern California Foodservice Operations and other adjustments to reserves of exiting the foodservice operations. Such activities were insignificant during 2006 and therefore, were reported under “Operating and administrative expenses” on our consolidated statement of operations.

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented, in thousands except per diluted share values. Totals of per diluted share value may not aggregate due to rounding.

	2005	2004
Pre-tax loss from operations	$(1,105)	$(2,158)
Income tax benefit	443	821

Net loss from discontinued operations	$(662)	$(1,337)

We have fully received all the proceeds related to the sale of the Northern California Foodservice Operations; however, we had a sales proceed receivable, net of estimated reserves, of $2.9 million at December 31, 2006 and $2.5 million at January 1, 2006 related to the sale of the Florida Operations of which $3.3 million was held in escrow at 2006 yearend pending final resolution of certain purchase price adjustment matters.

The following table sets forth the activities and the remaining balances as of December 31, 2006, related to reserves for exiting the Florida Operations and the Northern California Foodservice Operations, in thousands.

	Lease termination costs	Employee Severance and other obligations	Vendor and other obligations	Total
Balance at December 28, 2003	$5,477	$2,288	$1,300	$9,065
2004:
Adjustments	(1,020)	721	—	(299)
Payments	(1,666)	(2,337)	(1,300)	(5,303)

Balance at January 2, 2005	2,791	672	—	3,463
2005:
Adjustments	(547)	57	—	(490)
Payments	(852)	(598)	—	(1,450)

Balance at January 1, 2006	1,392	131	—	1,523
2006:
Adjustments	219	7	—	226
Payments	(485)	(87)	—	(572)

Balance at December 31, 2006	$1,126	$51	$—	$1,177

Adjustments in 2005 and 2004 reflect reductions in the Florida stores lease obligations and adjustments in 2006 reflect an increase in lease obligations in the Northern California Foodservice Operations and, additionally in 2004, an increase in Foodservice severance and related obligations.

4. Litigation Charge

In the third quarter 2005, we recorded $19.0 million of pre-tax charges related to the settlement of a class action lawsuit involving wage and hour claims by our non-exempt employees in our California stores. Based on the fairness hearing and final court approval of the settlement on February 16, 2006, we reversed $4.3 million, pre-tax, of the reserves in our fourth quarter 2005 which resulted in a full year 2005 pre-tax charge of $14.7 million (see Note 13 “Legal Actions”). As of January 1, 2006, we made $0.2 million of payments and at January 1, 2006, had a litigation reserve of $15.2 million related to this class settlement, which included a previously recorded reserve of $0.7 million.

During 2006, we made $15.1 million of settlement distribution payments and reversed $0.1 million, pre-tax, of the reserves. No remaining balance was reported at December 31, 2006 and the remaining balance of $15.2 million at January 1, 2006 is reflected in “Other accrued liabilities” on our consolidated balance sheet.

5. Debt

Amended Credit Facility

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At December 29, 2006, the six-month Eurodollar LIBOR rate offered for borrowings in U.S. dollars was 5.37 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At December 31, 2006, $25.0 million of revolving loan and $5.6 million of letters of credit were outstanding. At December 31, 2006, we had $119.4 million available under the Amended Credit Facility.

Lease Agreement

In November 2001, we entered into a five-year operating lease agreement (“Lease Agreement”) with a national banking association. Participants in the Lease Agreement structure include banks and financing institutions as well as Casino USA. At the end of the term, the Lease Agreement requires us to elect to purchase all the properties by a final payment of $86.4 million or sell all the properties to a third party. If the properties are sold to a third party and the aggregate sales price is less than $69.2 million, we are obligated to pay the difference of the aggregate sales price and $69.2 million. The Lease Agreement expired on November 29, 2006.

Effective November 29, 2006, we entered into an agreement with the Lease Agreement parties to extend the maturity of the facility to May 29, 2007. The fixed rate pricing of the Lease Agreement tranches prior to scheduled maturity ranged from 8.72% to 11.22%. For the period of extension, the variable rate pricing of the Lease Agreement tranches will be at LIBOR plus a margin ranging from 0.725% to 0.95%. During the period of extended maturity, we may repay the Lease Agreement at any time without a prepayment penalty and we may also sell, without penalty, up to three properties in the Lease Agreement for a combined aggregate value not to exceed $15.0 million without penalty.

Immediately following the extension of maturity, Casino USA assigned to a third party lender a total of $13.0 million of interests in the Lease Agreement. These assigned interests had been acquired by Casino USA in 2003 from another third party lender. At December 31, 2006, Casino USA continued to hold a $20.1 million interest in the Lease Agreement.

The Lease Agreement as amended, with a value of $86.4 million, provides the financing for two distribution facilities and 20 store locations at December 31, 2006.

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

As of December 31, 2006, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

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

The Amended Credit Facility expires on November 18, 2009 and accordingly, the obligation under this agreement has been classified as a long-term liability in our consolidated balance sheets as of December 31, 2006 and January 1, 2006. The Lease Agreement was reported in the current liabilities section on our consolidated balance sheets at December 31, 2006 and January 1, 2006 due to its extended expiration in May 2007 and its original expiration in November 2006, respectively. We expect to remain in full compliance with the covenants through the expiration of the respective terms of the facilities.

Interest

Interest paid on our long-term debt aggregated $10.1 million for 2006, $9.8 million for 2005 and $14.4 million for 2004. The effective interest rate on our variable-rate debt was 6.24 percent at December 31, 2006 and 5.26 percent at January 1, 2006.

Principal payments

Aggregate future principal payments of our debt are as follows, dollars in thousands:

Fiscal Year:
2007	$86,400
2009	25,000

Total	$111,400

The fair value of our debt, estimated based upon current interest rates offered for debt instruments of the same remaining maturity, approximates the carrying amount.

6. Lease Obligations

As of 2006 yearend, the principal real and personal properties that we leased included store, office and warehouse buildings and delivery and computer equipment. Of our operating stores, 169 store properties were leased directly from third party lessors and eight stores were on real property that is ground leased from third party lessors. These leases had an average remaining lease term of approximately eight years as of 2006 yearend.

Lease expense for operating leases from continuing operations included in the accompanying financial statements was $35.6 million for 2006, $32.9 million for 2005 and $29.1 million for 2004. All lease expenses were paid to third party lessors.

Aggregate minimum future lease payments for real property, as well as equipment and other property at 2006 yearend are as follows, in thousands:

Fiscal Year:	Operating Leases	Capital Leases
2007	$42,388	$736
2008	41,486	656
2009	39,565	433
2010	36,937	247
2011	33,459	57
Subsequent to 2011	176,317	34

Future minimum lease payments	$370,152	2,163

Less amount representing interest		316

Present value of future lease payments		$1,847

Capital lease obligations vary in amount with interest rates ranging from 9.00 percent to 10.00 percent. Interest paid in relation to capital leases aggregated $0.3 million for each of 2006 and 2005 and $0.5 million for 2004. Assets under capital leases consist of store locations and equipment. Amortization of assets under capital leases is included with amortization on owned assets.

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

As of December 31, 2006, we adopted the provision requiring recognition of the funded status of a benefit plan and disclosure of additional information under SFAS No. 158 (see Note 2 “New Accounting Pronouncements”). SFAS No. 158 amended SFAS No. 87, “Employers’ Accounting for Pension,” which required entities to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. SFAS No. 158 required us to recognize the funded status of our postretirement and postemployment plans in our consolidated balance sheet at December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income or loss, net of tax. The funded status amount to be recognized by SFAS No. 158 is measured as the difference between the fair value of plan assets and the plan’s benefit obligation. This difference includes all unrecognized actuarial gain and losses, prior service cost and any remaining transition amounts that were not recognized previously in our consolidated balance sheets. SFAS No. 158 does not change the components of net periodic benefit cost and therefore, the adoption of SFAS

No. 158 had no effect on our consolidated statement of operations for 2006 or for any of the prior periods and future periods. The difference mentioned above will be subsequently recognized as net periodic benefit costs pursuant to our historical accounting policy for amortizing such amounts.

Items deferred under SFAS No. 87 are now recognized as a component of accumulated other comprehensive income, net of all applicable taxes. As of December 31, 2006, we reported $12.2 million, net of tax of $8.2 million, of deferred pension losses in accumulated other comprehensive income as a result of the adoption of SFAS No. 158 regarding the recognition element. The impact of the related adjustment on our consolidated balance sheet at December 31, 2006 was discussed below under each affected plan.

Defined benefit plans

We have a funded noncontributory defined benefit retirement plan covering substantially all full time employees following a vesting period of five years of service. The plan provides defined benefits based on years of service and final average salary. We fund this plan with annual contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). We use a measurement date of December 31 for this pension plan. As of December 31, 2006, the funded status of the accumulated benefit obligation was 95.0%. We are not required to make any contributions for the 2007 plan year pursuant to the minimum funding requirement of ERISA; however, we may elect to contribute an amount ranging from $4.0 million to $6.0 million to this plan in 2007.

The incremental effect of applying SFAS No. 158 related to this plan on individual line items in our consolidated balance sheet at December 31, 2006 is as follows:

	Before Adoption of SFAS No. 158	Effect of Adopting SFAS No. 158	After Adoption of SFAS No. 158
Intangible assets included in “Other assets”	$753	$(753)	$—
Long-term deferred tax assets	5,619	6,662	12,281
Postretirement and postemployment benefits	(4,678)	(15,844)	(20,522)
Accumulated other comprehensive loss, net of tax	9,199	9,935	19,134

The following tables set forth the changes in benefit obligation and plan assets of this plan for 2006 and 2005, in thousands:

	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$104,060	$86,644
Service cost	4,140	3,835
Interest cost	6,115	5,711
Actuarial (gain) loss	(1,898)	9,853
Benefits paid	(2,131)	(1,983)

Benefit obligation at end of year	110,286	104,060

Change in Plan Assets
Fair value of plan assets at beginning of year	73,135	65,169
Actual return on plan assets, net of expenses	8,760	3,949
Employer contribution	10,000	6,000
Benefits paid	(2,131)	(1,983)

Fair value of plan assets at end of year	89,764	73,135

Funded Status	(20,522)	(30,925)
Unrecognized net actuarial loss	—	38,216
Unrecognized prior service cost	—	983

Net amount recognized	$(20,522)	$8,274

Amounts before income tax effect, in thousands, recognized in the consolidated balance sheets consist of the following:
	December 31, 2006	January 1, 2006
Postretirement and postemployment benefits	$(20,522)	$—
Accrued benefit cost	—	(15,457)
Intangible assets	—	983
Accumulated other comprehensive loss	—	22,748

Net amount recognized	$(20,522)	$8,274

Amounts before income tax effect, in thousands, recognized in accumulated other comprehensive loss consist of the following:
	December 31, 2006	January 1, 2006
Net actuarial loss	$30,661	N/A
Prior service cost	754	N/A

	$31,415	N/A

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2007 includes $2.4 million amortization of actuarial loss and $0.2 million amortization of prior service cost.

The following table shows the projected benefit obligation, the accumulated benefit obligation and the plan assets, in dollar amounts and as a percentage of the projected benefit obligation and the accumulated benefit obligation, respectively, as of each fiscal yearend, dollar amounts in thousands:

	December 31, 2006	January 1, 2006
Projected benefit obligation	$110,286	$104,060
Accumulated benefit obligation	94,442	88,593
Fair value of plan assets	89,764	73,135
Fair value of plan assets as a percentage of the projected benefit obligation	81.4%	70.3%
Fair value of plan assets as a percentage of the accumulated benefit obligation	95.0%	82.6%

The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive income for the fiscal years indicated are as follows, in thousands:

	2006	2005	2004
Service cost component	$4,140	$3,835	$3,077
Interest cost component	6,115	5,711	4,853
Expected return on plan assets	(6,488)	(5,550)	(4,581)
Amortization of prior service cost	230	376	376
Amortization of net actuarial loss	3,385	3,256	2,219

Net periodic benefit cost	$7,382	$7,628	$5,944

Increase in minimum liability included in other comprehensive income	N/A	$6,305	$2,880

The weighted-average assumptions used to determine benefit obligations for this plan at yearend were as follows:

	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	3.75%	4.00%

We determine the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rate of Moody’s Aa Corporate and with maturities that are consistent with the projected future cash flow obligations.

The weighted-average assumptions used to determine net periodic benefit cost for the fiscal years indicated were as follows:

	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	3.75%	4.00%	4.50%

Our assumptions for the expected long-term rate of return on assets in our pension plan to determine the net periodic benefit cost is 8.50 percent for 2006 and 2005. We determine the expected long-term rate of return on plan assets based on an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long term time horizon. The approach relies on the historical returns of our plan’s portfolio and relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments can generate a greater return over the long run.

Plan assets are managed by outside investment managers and rebalanced among managers periodically at our direction to realign assets to our target allocation. The managers allocate assets to individual investments within guidelines specified by us. Our strategy with respect to the plan asset investments has been to allocate a larger proportion to equities to achieve returns that sufficiently grow assets to cover the benefit obligations within acceptable risk parameters. The plan asset allocation at the end of 2006 and 2005, and target allocation for 2007, in percentages, by asset category are as follows:

	Target Allocation 2007	December 31, 2006	January 1, 2006
Equity securities	65%	66%	65%
Debt securities	32	29	30
Cash and cash equivalents	3	5	5

Total	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, in thousands:

Fiscal Year:
2007	$2,537
2008	2,690
2009	2,964
2010	3,235
2011	3,463
2012-2016	24,519

Multi-employer pension plan

We contribute to a multi-employer pension plan administered by a trustee on behalf of our union employees whom at fiscal yearend numbered 135. Contributions to this plan are based upon negotiated labor contracts. Information relating to benefit obligations and fund assets, as they may be allocable to us, at December 31, 2006 is not available. Pension expense for this plan was $0.9 million for 2006, $0.8 million for 2005 and $0.7 million for 2004.

Defined contribution plans

We offer all qualified employees participation in a defined contribution plan, which is qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan (the “S&F Savings Plan”) covers all of our employees who have completed at lease three months of services. We automatically enroll newly eligible employees into the S&F Savings Plan at 3% of their eligible compensation unless they choose to opt out of such enrollment. The S&F Savings Plan allowed participants to contribute up to 75% of their eligible compensation, not exceeding $15,000 for participants under age of 50 or $20,000 for employees at age of 50 or over for 2006. We matched 33% of each dollar contributed up to 6% of the participant’s eligible compensation. Contributions made to the S&F Savings Plan were $1.7 million each for 2006 and 2005 and $1.5 million for 2004. Additionally, we may at our discretion match up to an additional 75% of each dollar contributed up to 6% of participants’ eligible compensation if we exceed certain financial and profitability goals. We did not provide an additional match in 2006, 2005 or 2004.

Deferred compensation plan

We have in place a nonqualified deferred compensation program, which permits key employees and members of the Board of Directors to annually elect individually to defer up to 100% of their current year compensation until retirement. The retirement benefit to be provided is a function of the amount of compensation deferred. We have invested in corporate-owned life insurance policies which provide partial funding for the plan. The cash surrender value of these policies amounted to $14.6 million at 2006 yearend and $12.8 million at 2005 yearend and is included in “Other assets” in the accompanying consolidated balance sheets.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. Our SERP contains provisions in the event of a change in control whereby the participants are entitled to the vested interest after certain reduction based on the participants’ age at the time of change in control.

We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP. The cash surrender value of these policies amounted to $10.7 million at 2006 yearend and $9.8 million at 2005 yearend and is included in “Other assets” in the accompanying consolidated balance sheets. We use a measurement date of December 31 for the SERP.

The incremental effect of applying SFAS No. 158 related to this plan on individual line items in our consolidated balance sheet at December 31, 2006 is as follows:

	Before Adoption of SFAS No. 158	Effect of Adopting SFAS No. 158	After Adoption of SFAS No. 158
Intangible assets included in “Other assets”	$1,035	$(1,035)	$—
Long-term deferred tax assets	1,308	1,414	2,722
Postretirement and postemployment benefits	(13,560)	(2,486)	(16,046)
Accumulated other comprehensive loss, net of tax	2,029	2,108	4,137

The following tables set forth the changes in benefit obligation and plan assets for 2006 and 2005, in thousands:

	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$14,117	$12,843
Service cost	552	361
Interest cost	798	756
Actuarial loss	1,646	604
Benefits paid	(1,067)	(447)

Benefit obligation at end of year	16,046	14,117

Employer contribution	1,067	447
Benefits paid	(1,067)	(447)

Fair value at yearend	$—	$—

Funded Status	(16,046)	(14,117)
Unrecognized net actuarial loss	5,823	4,429
Unrecognized prior service cost	1,036	1,166

Accrued benefit cost	$(9,187)	$(8,522)

Amounts before income tax effect, in thousands, recognized in the consolidated balance sheets consist of the following:

	December 31, 2006	January 1, 2006
Other accrued liabilities	$(983)	$—
Postretirement and postemployment benefits	(15,063)	—
Accrued benefit cost	—	(8,522)
Additional minimum liability	—	(3,155)
Intangible assets	—	1,166
Accumulated other comprehensive loss	—	1,989

Net amount recognized	$(16,046)	$(8,522)

Amounts before income tax effect, in thousands, recognized in accumulated other comprehensive loss consist of the following:

	December 31, 2006	January 1, 2006
Net actuarial loss	$5,823	N/A
Prior service cost	1,036	N/A

	$6,859	N/A

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2007 includes $0.4 million amortization of actuarial loss and $0.1 million amortization of prior service cost.

The accumulated benefit obligation for this plan was $13.6 million at 2006 yearend and $11.7 million at 2005 yearend.

The components included in the net periodic benefit cost for each of the fiscal years indicated are as follows, in thousands:

	2006	2005	2004
Service cost component	$552	$362	$383
Interest cost component	798	756	629
Amortization of prior service cost	130	132	131
Amortization of net actuarial loss	253	233	103

Net periodic benefit cost	$1,733	$1,483	$1,246

The weighted-average assumptions used to determine benefit obligations at yearend of the fiscal years indicated are as follows:

	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.25%	4.50%

The weighted-average assumptions used to determine net periodic benefit cost for each of the fiscal years indicated are as follows:

	2006	2005	2004
Discount rate	5.75%	6.00%	6.10%
Rate of compensation increase	4.25%	4.50%	4.50%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, in thousands:

Fiscal Year:
2007	$817
2008	893
2009	893
2010	964
2011	964
2012-2016	6,351

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

In December 2003, the Medical Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. At 2005 yearend, we determined that the current benefits provided to certain participants are actuarially equivalent to Medicare Part D. The impact of the Act resulted in lower premium rates and claim costs, which were first reflected in the accumulated pension benefit obligation at January 1, 2006 of $0.4 million representing a reduction of such obligation and in the net periodic postretirement benefit cost for 2006 in an immaterial amount.

Amendments were made to certain participant eligibility requirements for the postretirement health care plan resulting in an impact of increasing the benefit obligation as of December 31, 2006 by approximately $ 1.2 million. The primary amendments contributing to this increase in the benefit obligation were (i) a reduction in the length of service for participant eligibility from ten years to five years was made for executive employees, and (ii) the qualifying length of service for participants employed by Cash & Carry stores was amended to include employment length of service prior to our acquisition of Cash & Carry stores in 1998.

The incremental effect of applying SFAS No. 158 related to this plan on individual line items in our consolidated balance sheet at December 31, 2006 is as follows:

	Before Adoption of SFAS No. 158	Effect of Adopting SFAS No. 158	After Adoption of SFAS No. 158
Long-term deferred tax assets	$—	88	88
Postretirement and postemployment benefits	(18,388)	(220)	(18,608)
Accumulated other comprehensive loss, net of tax	—	132	132

The reconciliation of benefit obligation and plan assets for 2006 and 2005 are aggregated as follows:

	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$18,290	$17,040
Service cost	762	679
Interest cost	1,096	1,040
Plan participants’ contributions	236	203
Actuarial (gain) loss	(1,127)	384
Amendments	1,152	—
Benefits paid	(1,039)	(1,056)

Benefit obligation at end of year	19,370	18,290

Change in Plan Assets
Employer contribution	803	853
Plan participants’ contributions	236	203
Benefits paid	(1,039)	(1,056)

Fair value of plan assets at end of year	—	—

Funded Status	(19,370)	(18,290)
Unrecognized net actuarial loss	—	134
Unrecognized prior service cost	—	173

Net amount recognized	$(19,370)	$(17,983)

Amounts before income tax effect, in thousands, recognized in the consolidated balance sheets consist of the following:

	December 31, 2006	January 1, 2006
Other accrued liabilities	$(762)	$—
Postretirement and postemployment benefits	(18,608)	—
Accrued benefit cost	—	(17,983)

Net amount recognized	$(19,370)	$(17,983)

Amounts before income tax effect, in thousands, recognized in accumulated other comprehensive loss consist of the following:

	December 31, 2006	January 1, 2006
Net actuarial loss	$(993)	N/A
Prior service cost	1,213	N/A

Accumulated other comprehensive loss	$220	N/A

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2007 is the $0.1 million amortization of prior service cost.

The components included in the postretirement benefit cost for each of the fiscal years indicated are as follows, in thousands:

	2006	2005	2004
Service cost component	$762	$679	$551
Interest cost component	1,096	1,040	960
Amortization of prior service cost	112	16	16

Net periodic benefit cost	$1,970	$1,735	$1,527

The weighted-average discount rate used to determine benefit obligations for this plan was 5.90% for 2006 yearend and 5.75% for 2005 yearend and 2004 yearend.

The weighted-average discount rate used to determine net periodic benefit cost was 5.75% for 2006 and 2005 and 6.25% for 2004.

For measurement purposes, we used the following assumptions in regard to health care cost trend at 2006 yearend and 2005 yearend:

	2006	2005
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2009	2009

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

We offer a defined dollar benefit plan providing a maximum fixed dollar amount of coverage that does not increase with medical inflation. A one-percentage-point change in assumed health care cost trend rates above would have the following effects, in thousands:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components of net periodic expense	$8	$(11)
Effect on accumulated postretirement benefit obligation	117	(156)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, in thousands:

Fiscal Year:
2007	$803
2008	876
2009	940
2010	1,036
2011	1,131
2012-2016	7,227

8. Strategic Alternatives and Recent Developments

On April 2, 2006, we announced that our Board of Directors had initiated a review of our strategic alternatives in view of the announcement by Groupe Casino of its intention to sell a significant portion of its non-core assets by end of 2007. We engaged financial and legal advisors to assist in the review of our strategic alternatives including the appointment of Goldman Sachs as our principal financial advisor. Costs associated with the assessment of strategic alternatives included in income from continuing operations and net income for 2006 were $2.8 million, or $0.05 per diluted share. Of this amount, approximately one fifth related to services provided by Goldman Sachs.

On February 20, 2007, we entered into a definitive merger agreement to be acquired by an affiliate of Apollo Management, L.P. (“Apollo”) for $22.00 per share in cash, other than (i) shares held by Casino USA, and (ii) shares owned by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law. The Apollo affiliate has also entered into a stock purchase agreement with Groupe Casino and Casino USA to purchase Casino USA for a purchase price based on the number of our shares held by Casino USA at the same $22.00 per share priced to be paid in the Merger, subject to certain adjustments (this transaction is conditioned on the concurrent closing of the merger agreement). The definitive merger agreement is subject to approval by our stockholders, as well as other customary closing conditions, including the expiration or termination of the Hart-Scott-Rodino antitrust waiting period.

9. Income Taxes

The effective tax rate from continuing operations was 38.7% for 2006, 36.7% for 2005 and 38.0% for 2004. Reconciliation between the federal statutory income tax rate of 35.0% and the effective tax rate from continuing operations for each year is as follows, in thousands:

	2006	2005	2004
Income tax at federal statutory rate	$11,162	$11,602	$17,240
State income taxes, net of federal tax benefit	1,545	1,681	2,373
Tax credits	(149)	(302)	(254)
Change in valuation allowance	(52)	(498)	(461)
Other items, net	(93)	(303)	(180)

Income taxes	$12,413	$12,180	$18,718

The total tax credits available were $1.5 million at 2006 yearend, $1.6 million at 2005 yearend and $1.2 million at 2004 yearend. These tax credits primarily include California state tax incentive programs designed to encourage employers hiring from targeted groups and various other smaller tax credits.

In accordance with SFAS No. 5 “Accounting for Contingencies”, we record tax contingencies, when the exposure item becomes probable and reasonably estimable. Additionally, we record interest, net of any applicable related tax benefit, on potential tax contingencies as a component of our tax expense. At December 31, 2006, we had tax contingency reserves of approximately $2.7 million, including $0.3 million of interest, net of tax.

Provision for income taxes for the years indicated consists of the following, in thousands:

	2006	2005	2004
Current
Federal	$10,837	$19,253	$17,448
State	2,993	2,981	2,489
Foreign	213	95	73

	14,043	22,329	20,010
Deferred
Federal	(1,132)	(8,849)	(1,133)
State	(498)	(1,300)	(159)

	(1,630)	(10,149)	(1,292)

Income taxes	$12,413	$12,180	$18,718

A deferred tax liability or asset is recognized for the tax consequences of temporary differences in the timing of the recognition of revenues and expenses for financial and tax reporting purposes. The components of the net deferred income tax asset, in thousands, consist of the following:

	December 31, 2006	January 1, 2006
Employee benefits including postretirement and postemployment reserves	$37,338	$28,206
Net operating loss and capital loss carryforwards	8,111	8,159
Operating reserves and accruals	8,116	12,636
Tax goodwill amortization	(7,071)	(5,655)
Property, plant and equipment depreciation differences	(2,280)	3,115
Other	996	3,483

Subtotal	45,210	49,944
Valuation allowance	(8,107)	(8,159)

Net deferred tax asset	$37,103	$41,785

The deferred tax asset is reflected in our consolidated balance sheet at 2006 yearend as a current asset of $8.9 million and a long-term asset of $28.2 million. The valuation allowance of $8.1 million at December 31, 2006 relates to the capital loss and state net operating loss carryforwards for which we have concluded it is more likely than not that these carryforwards will not be fully utilized in the ordinary course of business.

At December 31, 2006, we had approximately $17.8 million of federal capital loss carryforwards, which will expire in 2008, and $16.3 million of net operating loss carryforwards for state income tax purposes, which begin to expire in 2013. The utilization of these net capital loss and net operating loss carryforwards may be limited in a given year.

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

Taxes paid, in thousands, for each of the fiscal years indicated are as follows:

	2006	2005	2004
Tax sharing payments made to Casino USA	$1,340	$347	$2,772
Taxes paid for states other than California	—	363	18
Taxes paid to federal government	1,750	13,391	5,700

Total tax paid	$3,090	$14,101	$8,490

10. Related Party Transactions

We perform various administrative services for Casino USA. The costs of these services, $0.1 million for each of 2006 and 2005 and $0.3 million for 2004, were charged to Casino USA. We expect to continue to provide these administrative services to Casino USA. These administrative and service charges result from an undertaking to provide the respective service in the most cost-effective manner, taking advantage of each entity’s internal administrative structure. We believe that the allocation method is reasonable.

We have a five-year operating lease agreement with a national banking association as discussed in Note 5 “Debt”. Banks and financing institutions as well as Casino USA are participants in this transaction. Casino USA’s share of participation of $20.1 million at December 31, 2006 and $33.1 million at January 1, 2006 were reported as “Notes payable to affiliate” in the current liabilities section on our consolidated balance sheets due to its extended expiration in May 2007 and its original expiration in November 2006, respectively. The interest expense related to those notes was $2.8 million for 2006, $3.1 million for 2005 and $3.0 million for 2004 and was reported under “Interest expense, net” on our consolidated statement of operations. Interest expense related to intercompany advances from Casino USA was insignificant.

11. Employment/Consulting Agreements

We had agreements in effect during 2006 including a consulting agreement with our Chairman of the Board and an employment agreement with our Chief Executive Officer (“CEO”).

These agreements contain provisions for fees, base salary and bonuses, and expire between 2007 and 2010. Annual payments under these agreements were approximately $0.8 million in 2006, $1.3 million in 2005 and $3.0 million in 2004 and will total approximately $0.8 million in fiscal 2007. The agreement with our CEO contains provisions in the event of a change in control whereby our CEO is entitled to lump sum cash payments and bonuses and certain other benefits.

We have severance agreements with certain former employees. These severance agreements provide for cash payments and continuation of certain benefits, which may include health insurance and stock options. Annual cash payments, excluding the reserves for employee severance and related obligations discussed in Note 3 “Discontinued Operations,” under these agreements were approximately $0.1 million in 2006, $0.8 million in 2005 and $1.0 million in 2004.

12. Share-Based Compensation

In 1997 we adopted and thereafter amended, the Long-Term Equity Compensation Plan (“Equity Compensation Plan”) expiring December 31, 2010, under which 5,100,000 shares of common stock are available for award as stock options, stock appreciation rights, restricted stock awards, and performance units or performance shares. In 2005, we adopted the Long-Term Equity Compensation Plan for Non-Employee Directors (“Non-Employee Plan”), which became effective as of May 20, 2005 and expires May 19, 2015. Under the Non-Employee Plan, 375,000 shares of common stock are initially available for awards as stock options, stock appreciation rights and restricted stock to our non-employee directors. The numbers of shares available under both plans increase each year by the total number of awards exercised and/or in the case of restricted stock awards, vested, under each plan not exceeding the maximum amounts prescribed by the plans. At December 31, 2006 we also had options outstanding under the Non-Employee Director Stock Plan, as amended (“Director Plan”) that expired on February 2005 and under the Stock Incentive Plan that expired in June 2001. No future grants can be made under these two plans.

These plans contain provisions in the event of a change in control whereby all the stock options and SARs become immediately exercisable and remain exercisable throughout their entire terms and any restriction periods and conditions imposed on restricted stock awards elapse.

Shares of common stock available for future award under the Equity Compensation Plan and Non-Employee Plan were 1,013,502 at 2006 yearend, 1,478,262 at 2005 yearend and 612,358 at 2004 yearend. Currently, new shares are issued upon exercises of options and SARs or releases of restricted stock vested.

The share-based compensation costs and the related income tax benefits recognized for each of the fiscal years indicated are as follows, in thousands.

	2006	2005	2004
Share-based compensation costs	$3,041	$983	$549
Tax benefits related to the share-based compensation costs	$1,177	$361	$209

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

During 2005 we modified and accelerated the vesting of 438,200 shares of unvested stock options to reduce the future expense to be recognized after the adoption of SFAS No. 123(R). The expense recognized in 2005 as a result of this modification was immaterial. Additionally, beginning in 2006, we reduced the stock option grants and awarded SAR grants for the first time.

The remaining unrecognized compensation cost related to the nonvested awards at December 31, 2006 was $4.5 million to be recognized over a weighted-average period of 1.60 years. Of this remaining cost, $1.4 million is related to the stock option and SAR awards that would have not been recognized under SFAS No. 123.

Stock options and SARs

Under these plans, options and SARs are generally granted at a price equal to the fair market value of our common stock on the date of grant. The Stock Incentive Plan allowed options to be granted at an exercise price of no less than 85% of the fair market value of our common stock at the time of granted. Under the Stock Incentive Plan, options for officers and directors granted at the time of our initial public offering had an exercise price equal to 85% of the fair market value of our common stock on the date of grant and options for directors elected subsequent to our initial public offering and options for officers and management have been granted with an exercise price equal to the fair market value of our common stock at the time of grant.

Options and SARs generally vest over a four-year period beginning one year from the date of grant, and have a ten-year term for the options and an eight-year term for the SARs. Certain options granted in 1999 vest over a five-year period for management and a three-year period for directors.

Upon adoption of SFAS No. 123(R) as of January 2, 2006, we applied the same valuation methodologies and assumptions used in estimating the fair value of share-based compensation for pro forma disclosures under SFAS No. 123. The expected stock price volatility was based on the daily historical volatility of our publicly traded common stock for a period equal to ten years. The risk-free interest rate was based on the traded zero-coupon U.S. Treasury bond with a term equal to the grant’s expected life. The expected term of the grant was estimated using the historical exercise behavior of associates refined between the executive associate group and the non-executive associate group. The expected term was determined to equal the award vesting periods plus the historical average of each group from vesting date to exercise date. We estimated forfeitures in calculating the share-based compensation costs based on review and assessment of the past forfeiture records excluding forfeitures that resulted from events that are not expected to repeat in the future.

The table below details the weighted average assumptions used for the stock option and SAR grants issued in the periods presented and their weighted average fair value derived from the Black-Scholes option-pricing model.

	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	41%	39%	39%
Risk-free interest rates	4.6%	3.9%	2.8%
Expected terms
Executives	4.94 years	5.13 years	5.08 years
Non executives	5.06 years	4.74 years	4.84 years
Weighted average fair value of options and SARs granted	$6.22	$4.42	$4.99

The following table summarizes the stock option and SAR transactions for 2006, dollars in thousands except weighted average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,434,236	$9.79
Granted	278,000	14.58
Exercised	550,829	9.37
Forfeited or expired	29,385	10.50

Outstanding at December 31, 2006	3,132,022	$10.28	5.64 Years	$26,997

Exercisable at December 31, 2006	2,541,816	$10.32	5.30 Years	$21,801

The intrinsic value of a stock option or SAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option or SAR. The total intrinsic value of options exercised was $3.8 million for 2006, $5.2 million for 2005 and $5.1 million for 2004. Cash received from exercise of stock options was $5.2 million and the tax benefit related to stock options exercised was $1.5 million during 2006. Total fair value for options vested was $1.9 million during 2006, $6.3 million during 2005 and $2.7 million during 2004. No SARs were exercised during 2006.

Stock options outstanding at December 31, 2006 are as follows:

Range of Exercise Prices	Number Outstanding as of 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 3.4600 - $ 3.5600	34,200	6.39	$3.4898
$ 4.2800	363,997	6.14	4.2800
$ 4.4000 - $ 6.3750	129,367	5.88	5.0309
$ 6.5000	383,099	6.71	6.5000
$ 6.8750 - $ 9.2500	393,648	3.00	8.3050
$ 9.3750 - $10.1320	431,366	4.69	9.9652
$10.1880 - $12.1250	112,500	5.81	10.9672
$12.8900	484,800	7.13	12.8900
$13.0000 - $14.3900	338,865	7.08	14.1353
$14.4000 - $22.6250	460,180	4.71	16.3824

$ 3.4600 - $22.6250	3,132,022	5.64	$10.2828

Stock options exercisable as of December 31, 2006 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 3.4600 - $ 3.5600	25,469	$3.4867
$ 4.2800	249,005	4.2800
$ 4.4000 - $ 6.3750	112,441	5.1037
$ 6.5000	261,073	6.5000
$ 6.8750 - $ 9.2500	393,648	8.3050
$ 9.3750 - $10.1320	431,201	9.9654
$10.1880 - $12.1250	62,300	11.0540
$12.8900	484,800	12.8900
$13.0000 - $14.3900	93,099	13.6377
$14.4000 - $22.6250	428,780	16.4212

$ 3.4600 - $22.6250	2,541,816	$10.3234

Restricted stock

Restricted stock granted under our equity compensation plans may have different terms. Certain grants awarded before 2006 vest when the market performance objective was satisfied or when the service term is fulfilled. Grants awarded since January 2, 2006 do not contain market performance objective as the vesting condition. As a result, the restricted stock grants have been measured based on the grant date fair market value of our common stock, generally the grant date closing price as defined within the plans and recognized on a straight-line basis over the vesting periods except for grants awarded with market condition before January 2, 2006 that are subject to acceleration if the market performance targets are met.

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

The following table summarizes the restricted stock award transactions for 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock at January 1, 2006	135,833	$13.97
Restricted stock granted	207,447	15.59
Restricted stock vested	19,000	15.49

Outstanding restricted stock at December 31, 2006	324,280	$14.92

The weighted average grant-date fair value for restricted stock granted was $15.59 for 2006, $14.83 for 2005 and $12.89 for 2004.

13. Legal Actions

In May 2001, we were named as a defendant in a suit filed in the Orange County Superior Court of the State of California. This suit, Olivas vs. Smart & Final, was filed by the plaintiff and another former hourly store employee, on their behalf and on behalf of all hourly store employees in California, alleging that we failed to pay proper overtime, failed to pay for all hours worked, failed to pay for certain meal and rest periods, and failed to pay for other compensation. The action sought to be classified as a “class action” and sought unspecified monetary damages and statutory penalties thereon. In September 2005, we reached an agreement in principle to settle the lawsuit. On February 16, 2006, the court granted the final approval of the settlement. Based on the terms of the settlement, we made $15.3 million of settlement distributions.

On February 21, 2007 and February 26, 2007, putative class actions entitled City of Ann Arbor Employees’ Retirement System vs. Smart & Final Inc., et al. and Call 4U, LTD. vs. Smart & Final, Inc., et al. were filed against us and members of our board of directors in the Superior Court of the State of California, County of Los Angeles. The named respective plaintiffs propose to represent a class of our stockholders and claim that, among other things, the proposed merger is the product of breaches of duty and self-dealing by our board of directors. Along with other relief, the complaints seek an injunction against the closing of the proposed merger. We believe that the actions are without merit and that we have substantial defenses to the claims.

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course of our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

SMART & FINAL INC.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year 2006 (A)
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 16 Weeks	Fourth Quarter 12 Weeks	Total 52 Weeks
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$446,779	$493,737	$672,558	$491,399	$2,104,473
Cost of sales, buying and occupancy	375,962	412,487	561,810	406,674	1,756,933

Gross margin	70,817	81,250	110,748	84,725	347,540
Operating and administrative expenses	64,720	69,731	95,679	75,130	305,260

Income from operations	6,097	11,519	15,069	9,595	42,280
Interest expense, net	2,405	2,488	3,111	2,181	10,185

Income before income tax provision	3,692	9,031	11,958	7,414	32,095
Income tax provision	(1,443)	(3,580)	(4,762)	(2,628)	(12,413)
Equity earnings of joint venture	263	331	257	299	1,150

Net income	$2,512	$5,782	$7,453	$5,085	$20,832

Earnings per common share	$0.08	$0.18	$0.24	$0.16	$0.66

Weighted average common shares	31,111,983	31,379,382	31,415,296	31,471,144	31,349,901

Earnings per common share, assuming dilution	$0.08	$0.18	$0.23	$0.16	$0.65

Weighted average common shares and common share equivalents (B)	31,811,594	32,196,568	32,204,239	32,413,934	32,160,250

(A)	Fiscal year 2006 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter. Per share amounts may not aggregate due to rounding.
(B)	The weighted average common shares and common share equivalents include the common stock equivalents related to stock options and restricted stock not fully vested.

SMART & FINAL INC.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year 2005 (A)
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 16 Weeks (C)	Fourth Quarter 12 Weeks (C)	Total 52 Weeks (C)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$427,625	$484,105	$634,371	$456,833	$2,002,934
Cost of sales, buying and occupancy	359,450	404,373	524,996	380,061	1,668,880

Gross margin	68,175	79,732	109,375	76,772	334,054
Operating and administrative expenses	60,217	64,324	86,903	65,312	276,756
Litigation and other charges	—	—	19,000	(4,300)	14,700

Income from operations	7,958	15,408	3,472	15,760	42,598
Interest expense, net	2,209	2,171	2,882	2,188	9,450

Income from continuing operations before income tax provision	5,749	13,237	590	13,572	33,148
Income tax provision	(2,238)	(5,211)	(136)	(4,595)	(12,180)
Equity (loss) earnings of joint venture	(10)	165	497	408	1,060

Income from continuing operations	3,501	8,191	951	9,385	22,028
Discontinued operations, net of tax	(306)	(100)	(128)	(128)	(662)

Net income	$3,195	$8,091	$823	$9,257	$21,366

Earnings (Loss) per common share:
Earnings per common share from continuing operations	$0.11	$0.27	$0.03	$0.30	$0.71
Loss per common share from discontinued operations	(0.01)	—	—	—	(0.02)

Earnings per common share	$0.10	$0.26	$0.03	$0.30	$0.69

Weighted average common shares	30,640,607	30,742,029	30,883,785	31,083,398	30,841,019

Earnings (loss) per common share, assuming dilution:
Earnings per common share, assuming dilution, from continuing operations	$0.11	$0.26	$0.03	$0.29	$0.69
Loss per common share, assuming dilution, from discontinued operations	(0.01)	—	—	—	(0.02)

Earnings per common share, assuming dilution	$0.10	$0.25	$0.03	$0.29	$0.66

Weighted average common shares and common share equivalents (B)	32,273,240	31,830,075	32,229,174	32,256,850	32,153,630

(A)	Fiscal year 2005 consists of twelve-week periods in the first, second and fourth quarters, and one sixteen-week period in the third quarter. Per share amounts may not aggregate due to rounding.
(B)	The weighted average common shares and common share equivalents include the common stock equivalents related to stock options and restricted stock not fully vested.
(C)	Results of 2005 third quarter reflect a $19.0 million pre-tax litigation charge related to the settlement of a class action lawsuit and results of 2005 fourth quarter reflect a $4.3 million pre-tax reversal adjustment to this litigation charge. The 2005 full year litigation charge was $14.7 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic Securities and Exchange Commission reports.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently in the process of implementing a new accounting system that will replace our current system. The full implementation of the new accounting system will materially impact our internal control over financial reporting as this new system will change existing business and accounting control processes. We are implementing this system in a phased approach and successfully implemented two modules during our third quarter 2006. While implementation activity is ongoing, we did not implement any additional modules in our fourth quarter 2006. We plan to complete the final phases of our accounting system implementation in the first half of 2007.

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

Smart & Final Inc. management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Smart & Final Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Smart & Final Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smart & Final Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Smart & Final Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Smart & Final Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smart & Final Inc. as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006 of Smart & Final Inc. and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 26, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III of Form 10-K (items 10 through 14) is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our Annual Meeting of Stockholders. Such Proxy Statement involves the election of directors and we tentatively plan to file such Proxy Statement not later than 120 days after our last fiscal yearend, but we will not file the proxy statement if the Merger is consummated prior to such date. If the Proxy Statement is not filed with the SEC within such 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

We have adopted a code of ethics (“Code”) that applies to the members of the board of directors, the Chief Executive Officer, Senior Financial Officers, all of the other officers of the company and all associates at all operating units. This Code is available, free of charge on our Internet website http://www.smartandfinal.com. Amendments and waivers, if any, to the Code will be disclosed on this website.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 20, 2007, by and among Sharp Holdings Corp., Sharp Acquisition Corp. and Smart & Final Inc., incorporated by reference to Exhibit Number 2.1 from our Current Report on Form 8-K, dated February 20, 2007 and filed with the SEC on February 20, 2007.

3.1	Amended and Restated Certificate of Incorporation of Smart & Final Inc., incorporated by reference to Appendix A from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2004.

3.2	Amended and Restated Bylaws of Smart & Final Inc., incorporated by reference to Appendix B from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2004.

10.4**	Smart & Final Inc. Supplemental Deferred Compensation Plan, as amended and restated through May 16, 2000, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.5**	Smart & Final Inc. Directors Deferred Compensation Plan, as amended and restated through March 31, 1999, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.7	Smart & Final Inc. Trust for Deferred Compensation Plans, incorporated by reference to Exhibit Number 10.68 from our Annual Report on Form 10-K for the fiscal year ended December 29, 1996, filed with the SEC on March 25, 1997. (SEC File No. 001-10811)

10.8**	Supplemental Executive Retirement Plan Master Plan Document, incorporated by reference to Exhibit Number 10.86 from our Annual Report on Form 10-K for the fiscal year ended January 4, 1998, filed with the SEC on April 1, 1998; as amended by the First Amendment to the Supplemental Executive Retirement Plan Master Plan Document, incorporated by reference to Exhibit Number 10.86 from our Quarterly Report on Form 10-Q for the quarter ended March 28, 1999, filed with the SEC on May 3, 1999. (SEC File No. 001-10811)

10.9**	Smart & Final Inc. Long-Term Equity Compensation Plan (amended and restated), incorporated by reference to Exhibit A from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 13, 2002.

10.13**	First Amendment to Deferred Compensation Agreements, dated as of October 23, 2000, incorporated by reference to Exhibit Number 10.128 from our Quarterly Report on Form 10-Q for the quarter ended October 8, 2000, filed with the SEC on November 11, 2000.

10.15	Participation Agreement, dated as of November 30, 2001, by and among the Company, as Lessee, and various parties, as Guarantors, Holders and Lenders, and Wells Fargo Bank Northwest, National Association, as Owner Trustee, and Fleet Capital Corporation, as Administrative Agent and Arranger, and Natexis Banques Populaires, as Documentation Agent, incorporated by reference to Exhibit Number 10.18 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.16	Credit Agreement, dated as of November 30, 2001, among Wells Fargo Bank Northwest, National Association, as the Owner Trustee, various parties, as the Lenders, and Fleet Capital Corporation, as the Agent, incorporated by reference to Exhibit Number 10.19 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.17	Lease Agreement, dated as of November 30, 2001, between Wells Fargo Bank, Northwest, National Association, as Owner Trustee and Lessor, and the Company, as Lessee, incorporated by reference to Exhibit Number 10.20 from our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the SEC on March 15, 2002.

10.20	Waiver and Amendment Agreement No. 1, dated June 4, 2002, among the Company, as Lessee, Wells Fargo Bank Northwest, National Association, as Owner Trustee and Lessor, and various parties, as Lenders and as Guarantors, incorporated by reference to Exhibit Number 99.1 from our Current Report on Form 8-K, dated June 4, 2002 and filed with the SEC on June 10, 2002.

10.24	Waiver and Amendment Agreement No. 2, dated February 14, 2003, among the Company, as Lessee, Wells Fargo Bank Northwest, National Association, as Owner Trustee and Lessor, and various parties, as Lenders and as Guarantors, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the SEC on March 14, 2003.

10.27	Amendment Agreement No. 3 effective as of June 1, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 15, 2003, filed with the SEC on July 25, 2003.

10.30	Waiver and Amendment Agreement No. 4 dated and effective as of July 11, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.32	Share Purchase Agreement dated as of August 6, 2003 by and between Smart & Final Inc. and American Foodservice Distributors and GFS Holding, Inc. and related exhibits, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.33	Asset Purchase Agreement dated as of August 6, 2003 by and among Smart & Final Inc, Smart & Final Stores Corporation, American Foodservice Distributors and GFS Holding, Inc. and GFS Orlando, LLC, and GFS Stores, LLC and related exhibits, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.35	Consent, Waiver, Collateral Release and Amendment Agreement No. 5A dated as of September 3, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.37	First Supplement to Consent, Waiver, Collateral release and Amendment Agreement No. 5A dated as of September 5, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.39	Sixth Amendment and Waiver to Lease Agreement dated as of September 12, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.41	Consent, Waiver and Amendment Agreement No. 5B dated as of September 26, 2003 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.44	Amendment Agreement No. 7 dated as of October 21, 2003 between Wells Fargo Bank Northwest, national Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 5, 2003, filed with the SEC on November 18, 2003.

10.50	Consent and Waiver dated as of March 8, 2004 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2004, filed with the SEC on November 10, 2004.

10.52	Amended and Restated Credit Agreement dated as of November 18, 2004, among the Company as Borrower, and various parties, as Lenders, BNP Paribas, as Administrative Agent and Lead Arranger, Union Bank of California, National Association, as Syndication Agent, and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, as Documentation Agent, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, filed with the SEC on March 11, 2005.

10.53	Reaffirmation Agreement dated as of November 18, 2004 among the Company and its affiliates as Grantors, Wells Fargo Bank Northwest, National Association, as Owner Trustee and BNP Paribas as Administrative Agent, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, filed with the SEC on March 11, 2005.

10.54	Trademark Security Agreement dated as of November 18, 2004, among the Company and its affiliates as Grantors and BNP Paribas, as Administrative Agent, incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, filed with the SEC on March 11, 2005.

10.55	Amended and Restated Supply Agreement dated as of the 15th day of March, 2005 between Unified Western Grocers, Inc. and Smart & Final Oregon, Inc. and Smart & Final Stores (portions of this exhibit have been omitted pursuant to a request for confidential treatment being filed with the SEC), incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, filed with the SEC on May 4, 2005.

10.56	Waiver and Amendment No. 8 dated as of May 3, 2005 between Wells Fargo Bank Northwest, National Association and Smart & Final Inc., incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, filed with the SEC on May 4, 2005.

10.57**	Smart & Final Inc. Long-Term Equity Compensation Plan for Non-Employee Directors, incorporated by reference to Appendix B from our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2005.

10.58**	Form of Award Agreement for Smart & Final Inc. Long-Term Equity Compensation Plan For Non-Employee Directors, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 19, 2005, filed with the SEC on July 20, 2005.

10.59**	Consulting Agreement dated May 19, 2005 between Smart & Final Inc. and Ross Roeder, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 19, 2005, filed with the SEC on July 20, 2005.

10.60	Amendment No. 9 to Lease Agreement dated as of November 30, 2001 between the Company and Wells Fargo Bank Northwest, N.A., incorporated by reference from our Current Report on Form 8-K, dated September 30, 2005 and filed with the SEC on October 5, 2005.

10.61	First Amendment to Amended and Restated Credit Agreement dated as of November 18, 2004 by and among BNP Paribas and the Company, incorporated by reference from our Current Report on Form 8-K, dated September 30, 2005 and filed with the SEC on October 5, 2005.

10.62**	2006 Employment Agreement between Smart & Final Inc. and Etienne Snollaerts dated as of May 17, 2006, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 18, 2006, filed with the SEC on July 25, 2006.

10.63	Amended and Restated 2004 Executive Severance Plan, Smart & Final Inc., effective September 19, 2006, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 8, 2006 and filed with the SEC on November 13, 2006.

10.64**	Amendment to Smartshare Award Agreements between Smart & Final Inc. and Andre Delolmo, effective October 31, 2006, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 8, 2006 and filed with the SEC on November 13, 2006.

10.65**	Amendment to Stock Option and Stock Appreciation Right Award Agreements between Smart & Final Inc. and Andre Delolmo, effective October 31, 2006, incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 8, 2006 and filed with the SEC on November 13, 2006.

10.66	Omnibus Amendment to Lease Agreement dated as of November 29, 2006 between Smart & Final Inc. and Wells Fargo Bank Northwest, N.A., incorporated by reference from our Current Report on Form 8-K, dated November 29, 2006 and filed with the SEC on December 4, 2006.

10.67**	Ross Roeder – Agreement for compensation after expiration of consulting agreement, incorporated by reference from our current Report on Form 8-K, dated January 30, 2007 and filed with the SEC on February 2, 2007.

21*	Subsidiaries of the registrant.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

99.1	Stock Purchase Agreement, dated as of February 20, 2007, by and between Sharp Holdings Corp., Casino Guichard-Perrachon S.A. and Casino USA, Inc., incorporated by reference to Exhibit Number 99.1 from our Current Report on Form 8-K, dated February 20, 2007 and filed with the SEC on February 20, 2007.

*	Filed herewith
**	Management contracts and compensatory plans, contracts and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 6, 2007.

Smart & Final Inc.

By:	/s/ Richard N. Phegley
Richard N. Phegley
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, on behalf of the Registrant and in the capacities indicated on March 6, 2007.

/s/ Etienne Snollaerts	Director, President and Chief Executive Officer
Etienne Snollaerts

/s/ Richard N. Phegley	Senior Vice President and Chief Financial Officer
Richard N. Phegley	(Principal Financial Officer)

/s/ Richard A. Link	Vice President, Controller and Chief Accounting Officer
Richard A. Link	(Principal Accounting Officer)

/s/ Ross E. Roeder	Chairman of the Board
Ross E. Roeder

/s/ L. Hakim Aouani	Director
L. Hakim Aouani

/s/ Thierry Bourgeron	Director
Thierry Bourgeron

/s/ Timm F. Crull	Director
Timm F. Crull

/s/ David L. Meyers	Director
David L. Meyers

/s/ Joël-André Ornstein	Director
Joël-André Ornstein

/s/ Stephen E. Watson	Director
Stephen E. Watson

SMART & FINAL INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 31, 2006, January 1, 2006 and January 2, 2005

(in thousands)

	Balance at Beginning of Period	Additions and Adjustments	Deductions	Balance at End of Period
Fiscal year 2006:

Allowance for doubtful accounts	$273	$(7)	$5	$261

Inventory realizable value allowance	$1,508	$1,008	$643	$1,873

Fiscal year 2005:

Allowance for doubtful accounts	$254	$43	$24	$273

Inventory realizable value allowance	$1,248	$585	$325	$1,508

Fiscal year 2004:

Allowance for doubtful accounts	$307	$(17)	$36	$254

Inventory realizable value allowance	$1,564	$982	$1,298	$1,248