Form 10-K/A
period 2006-12-31
SMART & FINAL INC/DE
filed 2007-04-30
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

SMART & FINAL INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

For the Fiscal Year Ended December 31, 2006

Explanatory Note

The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 7, 2007 (the “2006 Form 10-K”). Form 10-K General Instruction G(3) requires the information contained herein be included in the Form 10-K filing or incorporated by reference from our definitive Proxy Statement if such statement is filed not later than 120 days after our last fiscal yearend. We do not expect to file a definitive Proxy Statement containing the above referenced items within such 120-day period and therefore the Part III information is filed hereby as an amendment to our 2006 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of April 19, 2007, information concerning each person serving as a director for Smart & Final Inc., referred to herein as the Company:

Directors

Name	Age	Director Since

L. Hakim Aouani

Mr. Aouani was appointed to our Board in February 2006 and serves on our Corporate Governance Committee. Mr. Aouani is currently the Senior Vice President of Corporate Development and Holdings for Casino Guichard-Perrachon, S.A. (“Groupe Casino”). Mr. Aouani joined Groupe Casino in early 1998 as head of the merger and acquisitions department. From 1994 through 1998, Mr. Aouani was the Vice President of Mergers and Acquisitions for C.C.F (currently HSBC France), responsible for relationships with French and international corporations. From 1990 through 1994, Mr. Aouani handled leveraged buy-outs, senior debt financings and capital development projects at Banque Worms (currently Deutsche Bank). Mr. Aouani currently serves as a director for two other publicly-traded companies in which Groupe Casino is a major shareholder. Companhia Brasileira de Distribuição (“CBD”) is a Brazilian company traded on the São Paulo Stock Exchange and also on the NYSE through the ADR Program under the symbol “CBD”. Mr. Aouani is a member of CBD’s board of directors and also serves on CBD’s financial committee. Mr. Aouani is also a member of the board of directors of Exito, a Columbian company traded on the Bolsa de Valores de Colombia.

	42	2006

Thierry Bourgeron

Mr. Bourgeron has served as a director on our Board since 2005 and is also a member of our Compensation Committee. Mr. Bourgeron has been the Executive Vice President of Human Resources and Communication for Groupe Casino from 1999 to the present. Prior to joining Groupe Casino, from 1994 to 1999, he was the Vice President of Human Resources for Rhône Poulenc Agrochimie in Lyon, France and a member of the executive committee of its parent corporation, Rhône-Poulenc, S.A., an international, diversified chemical company (now Aventis S.A.). From 1992 to 1994, he was employed with DRH International de Rhône-Poulenc Inc., an affiliate of Rhône-Poulenc located in Princeton, New Jersey. Earlier, he held positions in the human resource department of Rhône-Poulenc and its affiliates, beginning in 1984. Mr. Bourgeron also serves as a director for three other Groupe Casino affiliates, Big C Super Centers (Thailand), Mercialys and Go Sport.

	53	2005

Timm F. Crull Mr. Crull has served as a director on our Board since 1994. Currently, Mr. Crull serves on our Audit Committee and is Chairman of our Compensation	76	1994

Name	Age	Director Since
Committee. From 1991 until his retirement in 1994, Mr. Crull was Chairman of the Board and Chief Executive Officer of Nestlé USA, Inc., a food and related products company. From 1983 to the beginning of 1990, Mr. Crull also held the position of Chairman of the Board and President of Carnation Company, a food and related products company.

David L. Meyers

Mr. Meyers was elected to our Board in May 2006. After his election he was appointed as the Chairman of our Audit Committee; he is also a member of our Compensation Committee. Mr. Meyers is the Executive Vice President, Administration and Chief Financial Officer of Del Monte Foods, a producer, distributor and marketer of branded and private label food and pet products based in San Francisco, California. Mr. Meyers began his career with Del Monte in 1987 and assumed the title of Vice President of Finance in 1990. In 1991, he became the Chief Financial Officer and added the duties of Executive Vice President in 1992. From 1994 to 1997, he served on the board of directors of Del Monte Foods. Prior to joining Del Monte, Mr. Meyers held various senior finance positions with RJR Nabisco and Nabisco Brands USA.

	61	2006

Joël-André Ornstein

Mr. Ornstein has served as a director on our Board since 1999. Since 1989, Mr. Ornstein has been Senior Adviser to the Chairman and Chief Executive Officer of Groupe Euris, or Euris, a Paris-based investment holding company controlled by Mr. Jean-Charles Naouri. Mr. Naouri is a French citizen whose principal business is making corporate investments and who owns, through holding entities, a controlling interest in Groupe Casino, which in turn owns a controlling interest in us. Mr. Ornstein is also Chairman and Chief Executive Officer of Euristates, Inc., the U.S. based subsidiary of Euris. He is also a director of Euris, S.A. and Euristates, Inc. Mr. Ornstein has served, among other positions, as a director of Baker & Taylor, Nets Sports and Entertainment, LLC, DLB Oil & Gas, Ztango, The Athlete’s Foot, Carlyle-Euris & Co., Sears World Trade, and The Washington Group, and has also served on the investment committees of a number of private equity groups. Prior to joining Euris, he was an investment banker at First Boston-CSFB, which now is Credit Suisse, and Dean Witter Reynolds, which is now Morgan Stanley.

	52	1999

Ross E. Roeder Mr. Roeder has served as a director on our Board since 1984. He is currently Chairman of our Board and Chairman of the Corporate Governance Committee and, in May 2005, he was appointed to our Compensation Committee. Mr. Roeder became our Chairman, President and Chief Executive Officer in January 1999. In September 2003, when Mr. Snollaerts became our President, Mr. Roeder continued to serve as our Chief Executive Officer until May 19, 2004, when he became our non-executive Chairman. Prior to his	69	1984

Name	Age	Director Since
appointment as Chairman and Chief Executive Officer, Mr. Roeder was Chairman of our Audit Committee and a member of our Compensation Committee. Mr. Roeder became Chairman of our Corporate Governance Committee in early 1999. Until 1998, Mr. Roeder was Chairman of Morgan-Kaufman Publishers, Inc., a publisher of computer science text and reference books, where he was also a director from 1986 to 1998. Since 1997, Mr. Roeder has served as a director of Chico’s FAS, Inc., a retail women’s store company, where he also serves on its corporate governance committee, compensation and benefits committee and audit committee. From 1995 to 2002, Mr. Roeder served as a director of Gulf West Banks, Inc., which in 2002 was acquired by The South Financial Group. Mr. Roeder is currently serving as a director of Mercantile Bank, a subsidiary of The South Financial Group. (For a further discussion of Mr. Roeder’s consulting agreement with us, see “Director Compensation and Director Stock Plans — Roeder Consulting Agreement”, page 45 below.)

Etienne Snollaerts

Mr. Snollaerts has served as a director on our Board since 1998. Currently, Mr. Snollaerts serves on our Corporate Governance Committee. In September 2003, Mr. Snollaerts was named our President and Chief Operating Officer and on May 19, 2004 became our Chief Executive Officer. Prior to joining our executive group, he was the Deputy General Manager and Director of the supply chain within Groupe Casino and was responsible for supervising Groupe Casino’s investment in us. From 1998 to 2000, Mr. Snollaerts was in charge of the international activities of Groupe Casino, which included operations in ten countries. He has been associated with Groupe Casino since 1985 and served as Director of Purchasing and Logistics and as Director of Retail Distributions, Store Operations and Information Systems. Before 1985, Mr. Snollaerts was a management consultant with Alexander Proudfoot Company, now Management Consulting Group PLC. (For a further discussion of Mr. Snollaerts’ employment agreement with us, see “Executive Compensation — Snollaerts Employment Agreement”, page 22 below.)

	51	1998

Stephen E. Watson

Mr. Watson has served as a director on our Board since 2004 and also serves on our Audit Committee and Corporate Governance Committee. From 1997 to 2002 when he retired, Mr. Watson was President and Chief Executive Officer of Gander Mountain, L.L.C., a privately-held retailer of outdoor recreational equipment and clothing. Previously, he held various executive officer positions with Target Corporation and its predecessors. He joined Target Corporation in 1973 and headed merchandising for its department store division until becoming the division’s chairman and chief executive officer in 1985. He continued in that role until his retirement from the company in 1996 and additionally held the position of president and director of Target Corporation from 1991 to 1996. Mr. Watson also serves on the boards of directors of Eddie Bauer Inc., a chain of specialty apparel stores, and Kohl’s Inc., a specialty department store chain.

	62	2004

Executive Officers

The following table sets forth, as of April 19, 2007, the names, ages and titles of our executive officers and the officers of our subsidiaries, Smart & Final Stores Corporation (“Smart & Final Stores)” and American Foodservice Distributors, Inc. (“American Foodservice Distributors”):

Name	Age	Title
Etienne Snollaerts	51	Chief Executive Officer and President of Smart & Final Inc., Smart & Final Stores, and American Foodservice Distributors

Donald G. Alvarado	52	Senior Vice President, General Counsel and Secretary of Smart & Final Inc. and Smart & Final Stores; and Senior Vice President and Secretary of American Foodservice Distributors

Zeke Duge	60	Senior Vice President and Chief Information Officer of Smart & Final Stores

Richard A. Link	52	Vice President, Controller and Chief Accounting Officer of Smart & Final Inc., American Foodservice Distributors and Vice President and Chief Accounting Officer of Smart & Final Stores

Norah Morley	55	Senior Vice President, Buying and Marketing of Smart & Final Stores

Suzanne Mullins	54	Senior Vice President of Store Operations, central region, of Smart & Final Stores

Richard N. Phegley	51	Senior Vice President and Chief Financial Officer of Smart & Final Inc., Smart & Final Stores, and American Foodservice Distributors

C. Marie Robinson	39	Senior Vice President, Supply Chain of Smart & Final Stores

Timothy M. Snee	53	Senior Vice President, Store Operations of Smart & Final Stores

Jeff D. Whynot	50	Senior Vice President, Human Resources and Administration of Smart & Final Inc. and Smart & Final Stores

John M. Willis	61	Senior Vice President, Smart Foodservice Operations for Smart & Final Stores

Our executive officers are appointed by our Board and serve at our Board’s discretion.

Etienne Snollaerts. See “Directors” above for biographical information on Mr. Snollaerts.

Donald G. Alvarado. Mr. Alvarado was named Senior Vice President, General Counsel of Smart & Final Inc. and Smart & Final Stores in September 1996. Mr. Alvarado also serves as our Secretary and the Secretary of American Foodservice Distributors and Smart & Final Stores. From 1991 until September 1996, he served as our Vice President, General Counsel and Secretary. Mr. Alvarado joined us in 1987 as our Assistant General Counsel and was appointed our Secretary in 1989. He has been Secretary of Smart & Final Stores since 1990. From 1989 to January 1994, Mr. Alvarado was also Assistant Secretary of Casino USA, Inc., the U.S. based subsidiary of Groupe Casino, and of Casino Realty, Inc., its former wholly-owned subsidiary. From September 2003 to September 2006, Mr. Alvarado served as the Secretary of Casino USA, Inc.

Zeke Duge. Mr. Duge joined us in September 2000 as Senior Vice President and Chief Information Officer in charge of information technology for Smart & Final Stores. Immediately before joining Smart & Final Stores, Mr. Duge was Vice President and Chief Information Officer of West Marine, Inc., a specialty boating retailer. Mr. Duge has more than 30 years experience in data processing, having also held various positions at Xerox Computer Services, Nissan, Tandem Computers and Oracle Corporation.

Richard A. Link. Mr. Link joined us in October 2001 as our Vice President and Controller and as the Vice President and Chief Accounting Officer of Smart & Final Stores. In December 2001, Mr. Link was designated our Chief Accounting Officer. From September 1988 through February 2001, Mr. Link served in various capacities with Maxicare Health Plans, Inc. (“Maxicare”). His positions included Senior Vice President, Accounting and Chief Accounting Officer from 1988 through 1997, Executive Vice President-Finance and Administration and Chief Financial Officer from 1997 through February 2001, and Chief Operating Officer from 1999 through February 2001. Mr. Link previously served with Price Waterhouse as a senior audit manager.

Norah Morley. Ms. Morley was named Senior Vice President of Buying and Marketing in September 2006, with responsibility for our product buying and marketing activities. She joined us in August 1999 as Senior Vice President of Marketing. From 1996 to 1999, Ms. Morley was the Senior Vice President of Marketing, Buying and Distribution for The Sweet Factory, a retail candy company. From 1992 to 1996, Ms. Morley was the Vice President of Marketing and Buying with W.H. Smith PLC. Prior to that position, she was Vice President of Marketing for Frank’s Nursery and Crafts. Ms. Morley has also held various positions related to consumer packaged goods marketing, including Director of Marketing for The Pillsbury Company.

Suzanne Mullins. Ms. Mullins was appointed Senior Vice President, Store Operations of Smart & Final Stores in July 1997. Before her promotion in 1997, she was Vice President, Buying for Smart & Final Stores from August 1994 and Vice President, Operations of Smart & Final Stores from 1991 to 1994. Prior to that, Ms. Mullins held various store operations positions, including District Manager. Ms. Mullins first joined us in 1987.

Richard N. Phegley. Mr. Phegley was appointed to serve as Senior Vice President and Chief Financial Officer of Smart & Final Inc., Smart & Final Stores and American Foodservice Distributors in May 2001. From May 1999 to May 2001, he served as Vice President and Treasurer of Smart & Final Inc. and American Foodservice Distributors. Mr. Phegley joined us as Vice President and Treasurer of Smart & Final Stores in 1996. Prior to joining us, he was with Atlantic Richfield Company, now a subsidiary of BP PLC, for 17 years, where he served in various senior treasury, strategic planning and financial management positions.

C. Marie Robinson. Ms. Robinson was appointed to serve as Senior Vice President of Supply Chain for Smart & Final Stores in September 2006, with responsibility for distribution management, replenishment purchasing and inventory management. She was previously appointed as our Vice President of Distribution of Smart & Final Stores in May 2005. Before joining us, from 2003 to 2005, she was the Regional Director of Logistics for Toys R Us, Inc. From 1993 to 2003, she was employed by Wal-Mart Stores, Inc. and held various management positions in distribution and logistics, including Regional Vice President of logistics from 2000 to 2003. From 1990 to 1993, Ms. Robinson was a logistics officer in the United States Army.

Timothy M. Snee. Mr. Snee was appointed Senior Vice President of Smart & Final format Store Operations for Smart & Final Stores in September 2006. From June 1999 to September 2006, he was Senior Vice President of Buying for Smart & Final Stores. From 1998 to June 1999, he was Vice President of Buying. Mr. Snee joined us after 26 years with Ralphs Grocery Company where he served as a vice president in charge of various buying departments, and held management positions in accounting, distribution and operations.

Jeff D. Whynot. Mr. Whynot was named our Senior Vice President of Human Resources and Administration in September 2006, with responsibility for human resources and corporate administrative duties. In January 2000, Mr. Whynot was appointed Senior Vice President of Human Resources for Smart & Final Stores and in February 2003 he was appointed Senior Vice President of Human Resources for Smart & Final Inc. From 1998 to 2000, Mr. Whynot was the Vice President of Human Resources for Dames & Moore Group, an engineering consulting firm. From 1984 to 1998, Mr. Whynot worked in various capacities for Knott’s Berry Farm. During the last five years of his employment with Knott’s Berry Farm, Mr. Whynot served as the Vice President of Human Resources.

John M. Willis. Mr. Willis was named Senior Vice President of Smart Foodservice Operations for Smart & Final Stores in September 2006, with responsibility for our Cash & Carry stores. He joined us in July 1998 as President of our United Grocers Cash & Carry division, upon the completion of our acquisition of this division from United Grocers, Inc. During 2004, Mr. Willis was added to our executive committee. From 1968 to 1998, prior to joining the Company, Mr. Willis was employed in various positions with United Grocers, Inc. From 1987 to 1998, Mr. Willis was the President of United Grocers Cash & Carry Foodservice division and from 1997 to 1998, he was the President of United Grocers, Inc.’s Creative Process, a full service print and design company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act, requires our directors, executive officers and beneficial holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, or written representation from certain reporting persons that no Form 5’s were required for those persons, we believe that all reporting requirements under Section 16(a) of the Exchange Act for the fiscal year ended December 31, 2006 were met in a timely manner by our directors, executive officers and greater than 10% stockholders.

CORPORATE GOVERNANCE

Code of Ethics and Governance Guidelines

We have in place long-standing policies and practices of good corporate governance. During fiscal 2004, our Board adopted Guidelines for Corporate Governance that outline the responsibilities of the Board, as well as qualifications for directors to serve on the Board. We have a Code of Ethics that was last amended in May 2004 to ensure compliance with the Sarbanes-Oxley Act of 2002 and the listing standards of the NYSE. Our Code of Ethics applies to our Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, and to our other employees. The rules promulgated under the Sarbanes-Oxley Act of 2002 regarding codes of conduct for senior financial officers are met by our Code of Ethics. All of our corporate governance materials, including our Code of Ethics, our Guidelines for Corporate Governance and all of our committee charters are available for public viewing on our Internet web site at http://www.smartandfinal.com/corporate/index.html, under the “Governance” tab and the

“Governance Documents” tab. Amendments and waivers, if any, to the Code of Ethics will be disclosed on this website. In addition, interested persons can obtain a copy of any of these materials by writing to: Corporate Secretary, Smart & Final Inc., 600 Citadel Drive, Commerce, California 90040. Our Board has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other governance requirements.

Director Independence and Controlled Company Exemption

Our Board is composed of eight directors, three of whom are independent under the NYSE listing standards. Our Chief Executive Officer is the only member of management currently serving as a director. For purposes of determining independence, we have adopted the following standards for director independence in compliance with the listing standards of the NYSE:

•

No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with us or any of our subsidiaries (directly or as a partner, stockholder or officer of an organization that has a significant relationship with us or any of our subsidiaries);

•

A director who is an employee or whose immediate family member is an executive officer of the Company or any of our subsidiaries is not “independent” until three years after the end of such employment relationship;

•

A director who receives, or whose immediate family member receives, more than $120,000 per year in direct compensation from us or any of our subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not “independent” until three years after he or she ceases to receive more than $120,000 per year in such compensation;

•

A director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, Ernst & Young LLP, our present external auditor, or a present or former internal auditor of the Company or any of our subsidiaries is not “independent” until three years after the end of the affiliation or the employment or auditing relationship;

•

A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of our present executives or any of our subsidiaries’ present executives serve on that company’s compensation committee is not “independent” until three years after the end of such service or employment relationship;

•

A director who is an executive officer or an employee, or whose immediate family member is an executive officer of a company that directly or indirectly makes payments to, or receives payments from, us or any of our subsidiaries for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues, is not “independent” until three years after falling below such threshold; and

•

A director who is an employee or representative of a significant supplier of any Company business unit or legal entity is not “independent” unless we entered into our relationship with the supplier as a result of competitive purchasing practices.

Our Board determined that Messrs. Crull, Meyers and Watson meet the aforementioned independence standards. When Mr. Meyers was first considered as a nominee to stand for election to our Board, the Corporate

Governance Committee reviewed his qualifications as an independent director. Mr. Meyers is the Chief Financial Officer of Del Monte Foods and we make purchases in excess of $1,000,000 from Del Monte, however, our purchases do not exceed 2% of Del Monte Food’s gross revenues. The Corporate Governance Committee determined that the amount of business transacted between the Company and Del Monte Foods was immaterial in amount both to Smart & Final and Del Monte Foods. Thus, Mr. Meyers qualified as an independent director for our Board.

Our Board also determined that Messrs. Aouani, Bourgeron, Ornstein, Roeder and Snollaerts do not meet the aforementioned independence standards. Messrs. Aouani and Bourgeron do not meet the independence standards because they are employees of Groupe Casino. Mr. Ornstein does not meet the independence standards because he is a director of Euris, which indirectly owns a controlling interest in Groupe Casino. (For a further discussion of Groupe Casino and its relationship to us, see “Compensation Committee Interlocks and Insider Participation — Relationship between Smart & Final Inc. and Casino USA”, page 48 below.) Mr. Roeder does not meet the aforementioned independence standards because he served as our senior advisor from May 2004 to May 2005 and received a salary of $350,000 for that year. From May 2005 to the present, Mr. Roeder had received compensation from the Company as part of his consulting agreement which is discussed under Director Compensation, “Roeder Consulting Agreement”, page 45 below. Mr. Snollaerts does not meet the independence standards because he is our current Chief Executive Officer.

Section 303A.00 of the NYSE listing standards, to which we are subject, defines a “Controlled Company” as a company of which more than 50% of the voting power is held by an individual, a group or another company. We are a Controlled Company because 54.9% of our common stock is owned by Groupe Casino the majority of our stock is held through Groupe Casino’s wholly owned subsidiary Casino USA, Inc., or Casino USA. As a Controlled Company, we are exempt from the NYSE requirement that we have a majority of independent directors, and from the requirements that our Corporate Governance Committee and Compensation Committee be composed entirely of independent directors. Pursuant to such exemption, our Board does not consist of a majority of independent directors, and our Corporate Governance and Compensation Committees are not composed solely of independent directors.

Committees of the Board and Attendance at Meetings

We have established three standing committees of our Board: an Audit Committee, a Compensation Committee and a Corporate Governance Committee. Each of these committees reports to the full Board and the activities of each committee are therefore generally subject to the approval of the Board. During our fiscal year ended December 31, 2006, our Board appointed a Selection Committee for the purpose of choosing an advisor to assist us in reviewing our strategic alternatives. The Board thereafter established a Transaction Committee, for the purpose of facilitating the exploration of our strategic alternatives.

Audit Committee

The Audit Committee is currently comprised of Messrs. Meyers (as Chairman), Crull and Watson. At the May 2006 meeting of the Board, Mr. Meyers was appointed as the Chairman of our Audit Committee. The Audit Committee operates under a written charter adopted by our Board. In February 2006, our Board re-examined the Audit Committee’s composition and confirmed that all members of the Audit Committee are “independent” within the meaning of the NYSE listing standards. In addition, the Board determined that Mr. Meyers, the Chairman of our Audit Committee, meets the Securities and Exchange Commission’s (“SEC”) definition of an audit committee financial expert and that both Messrs. Crull and Watson have been determined to be financially literate. During our fiscal year ended December 31, 2006, there were four in-person meetings and three telephonic meetings of the Audit Committee.

Corporate Governance Committee

The Corporate Governance Committee is currently comprised of Messrs. Roeder (as Chairman), Aouani, Snollaerts and Watson. The Corporate Governance Committee operates under a written charter adopted by our Board. Of the current members of the Corporate Governance Committee, only Mr. Watson is independent within the meaning of the NYSE listing standards. However, because we are a Controlled Company under the NYSE listing standards, our Corporate Governance Committee is not subject to the independence requirements set forth in the NYSE listing standards. (For a further discussion regarding the independence standards to which we are subject, see “Corporate Governance — Director Independence and Controlled Company Exemption” above.) During our fiscal year ended December 31, 2006, there were three in-person meetings of the Corporate Governance Committee.

Compensation Committee

The Compensation Committee is currently comprised of Messrs. Crull (as Chairman), Bourgeron, Meyers and Roeder. The Compensation Committee operates under a written charter adopted by our Board. Messrs. Crull and Meyers are independent directors and Messrs. Bourgeron and Roeder are not independent directors. However, because we are a Controlled Company under the NYSE listing standards, we are not required to have a Compensation Committee composed entirely of independent directors. (For a further discussion regarding the independence standards to which we are subject, see “Corporate Governance — Director Independence and Controlled Company Exemption” above.) During our fiscal year ended December 31, 2006, there were five in-person meetings and one telephonic meeting of the Compensation Committee.

Board Attendance

During our fiscal year ended December 31, 2006, our Board held four in-person meetings and two telephonic meetings. Each director attended at least 80% of the aggregate of (a) the total number of meetings of the Board and (b) the total number of committee meetings held by all committees of the Board on which such director served. We also encourage our directors to attend the Annual Meeting of Stockholders. At the 2006 Annual Meeting held in May, all eight of our directors standing for election to our Board were in attendance.

Executive Sessions of Non-Management Directors

Our non-management directors meet regularly in executive sessions as required under the NYSE listing standards. Such meetings are calendared after all regularly scheduled meetings of the Board, and otherwise as needed. These meetings generally conclude with a discussion with our Chief Executive Officer, Mr. Snollaerts. The director designated to preside over such meetings is the Chairman of our Audit Committee.

Special Committees of the Board

In March 2006, our Board appointed a Selection Committee for the purpose of interviewing potential financial advisory firms to advise us regarding our strategic alternatives, and to recommend a financial advisor to the Board. The Selection Committee was formed following Groupe Casino’s public announcement that it intended to sell a significant portion of its non-core assets by the end of 2007. The Selection Committee was comprised of Messrs. Aouani, Roeder, Snollaerts and Watson, with Mr. Watson serving as chairman. The Selection Committee held one in-person meeting and two telephonic meetings. On April 11, 2006 the Board approved the recommendation of the Selection Committee to retain Goldman Sachs & Co. as our financial advisor, and an engagement letter with Goldman Sachs & Co. was executed by us on April 11, 2006. Following these actions the Selection Committee was disbanded. Thereafter, the Board established a Transaction Committee for the purpose of facilitating the exploration of the Company’s strategic alternatives. The Transaction Committee consists of Messrs. Roeder and Aouani, who are not considered independent directors, together with Messrs. Watson and Meyers, who are both independent directors (Mr. Meyers attended a number of Selection and Transaction Committee meetings as an observer until his election as a director on May 17, 2006). Mr. Watson was designated chairman of the Transaction Committee. During our fiscal year ended December 31, 2006, the Transaction Committee held one in-person meeting and 21 telephonic meetings.

Communications with the Board of Directors

Any stockholder or other interested party who wishes to communicate with members of the Board, including the independent directors individually or as a group, may send correspondence to them in care of Corporate Secretary, Smart & Final Inc., 600 Citadel Drive, Commerce, California 90040. A majority of our independent directors approved the process whereby all stockholders’ and interested parties’ communications to the Board are sent directly to our Corporate Secretary; our Corporate Secretary in turn forwards these communications to the Chairman of the Audit Committee. During 2006, no such communications were received.

Report of the Audit Committee

The Audit Committee adopted a written charter in April 2001. The Audit Committee Charter has been approved by our Board and complies with the requirements of the SEC and the NYSE listing standards. The Audit Committee will, at least on an annual basis, review and assess the Audit Committee Charter to ensure continued compliance with these requirements. The Audit Committee Charter is also available for public viewing on our Internet website at http://www.smartandfinal.com/corporate/index.html, under the “Governance” tab and then the “Governance Documents” tab. In addition, interested persons can obtain a copy of the Audit Committee Charter by writing to: Corporate Secretary, Smart & Final Inc., 600 Citadel Drive, Commerce, California 90040.

The functions of the Audit Committee include, among other things:

•

Assisting the Board in its oversight of our financial reporting process, and our assessment, evaluation and reporting on the effectiveness of our internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	Assisting the Board in its oversight of our compliance with our ethics policies and legal and regulatory requirements;

•	Retention of the independent auditor and approval of auditor fees;

•	Reviewing with our independent auditor the scope and planning of the annual examination of our consolidated financial statements and internal control over financial reporting;

•	Reviewing our audited consolidated financial statements and reports on internal control over financial reporting with management and our independent auditor;

•	Reviewing the findings and recommendations of our independent and internal auditors, and management’s response to the recommendations of our auditors;

•	Assisting the Board in its oversight of the independence and performance of our internal and independent auditors;

•	Assessing the annual performance of the Audit Committee; and

•	Preparation of the Audit Committee Report.

During our fiscal year ended December 31, 2006, our Board examined the Audit Committee’s composition and confirmed that each member of the Audit Committee is an independent director as defined by the NYSE listing standards, the SEC’s independence requirements, and the Company’s Governance Guidelines. In addition, our Board has determined that all members of the Audit Committee are financially literate and that Mr. Meyers, the current Chairman of the Audit Committee, is a financial expert, as defined by the SEC’s rules and the NYSE listing standards.

The Audit Committee has reviewed and discussed with management of the Company and Ernst & Young LLP, or E&Y, the Company’s independent registered public accounting firm, the audited consolidated financial statements of the Company as of December 31, 2006 and for the fiscal year then ended (the “Audited Financial Statements”). The Audit Committee has also reviewed and discussed with management of the Company and E&Y: (i) management’s report on internal control over financial reporting as of December 31, 2006; and (ii) E&Y’s audit report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. In addition, the Audit Committee has discussed with E&Y the matters required to be discussed under auditing standards of the Public Company Accounting Oversight Board (United States), including the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communication with Audit Committees; Codification of Statements on Auditing Standards AU § 380).

The Audit Committee received and reviewed the written disclosures and the letter from E&Y required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The Audit Committee has discussed with E&Y its independence from the Company. The Audit Committee additionally discussed with management of the Company and E&Y such other matters and received such assurances from them as it deemed appropriate.

The Audit Committee meets regularly with the internal auditors and the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

Management is responsible for the Company’s internal controls and the financial reporting process. The Audit Committee has reviewed the Company’s programs aimed at strengthening the effectiveness of the Company’s internal audit and disclosure control structure. The Audit Committee monitors the scope and adequacy of the Company’s internal auditing program, reviewing staffing levels and steps taken to implement improvements to internal procedures and controls. Management is responsible for performing an assessment and evaluation of the Company’s internal control over financial reporting and issuing a report on the effectiveness thereof. E&Y is responsible for performing an independent audit of the Company’s financial statements and internal control over financial reporting in accordance with generally accepted auditing standards of the United States and issuing reports thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

Based on the above-described reviews and discussions and a review of the report of E&Y with respect to the Audited Financial Statements, and relying thereon, the Audit Committee recommended to our Board the inclusion of the Audited Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

AUDIT COMMITTEE

David L. Meyers, Chairman

Timm F. Crull

Stephen J. Watson

Report of the Corporate Governance Committee

The Corporate Governance Committee adopted a written charter, which was amended in February 2004 and reviewed and approved by the Corporate Governance Committee in February 2006; the Corporate Governance Committee Charter is in compliance with the requirements of the Sarbanes-Oxley Act of 2002 and NYSE listing standards. The Corporate Governance Committee Charter is available for public viewing, on our Internet web site at http://www.smartandfinal.com/corporate/index.html, under the “Governance” tab and then the “Governance Documents” tab. In addition, interested persons can obtain a copy of the Corporate Governance Committee Charter by writing to: Corporate Secretary, Smart & Final Inc., 600 Citadel Drive, Commerce, California 90040.

Because we have elected to be treated as a Controlled Company, our Corporate Governance Committee is not subject to the independence requirements set forth in the NYSE listing standards. Section 303A.00 of the NYSE listing standards defines a “Controlled Company” as a company of which more than 50% of the voting power is held by an individual, a group or another company. We are a Controlled Company because 54.9% of our common stock is owned by Groupe Casino. As a Controlled Company, we are exempt from the NYSE requirement that we have a majority of independent directors, and from the requirement that the Corporate Governance Committee be composed entirely of independent directors. Pursuant to such exemption, the Corporate Governance Committee is not composed solely of independent directors.

The functions of the Corporate Governance Committee include, among other things:

•	Seeking out, evaluating and recommending to our Board qualified candidates for nomination as directors on our Board;

•	Considering other matters pertaining to the size and composition of our Board and its committees;

•

Giving appropriate consideration to qualified individuals recommended by stockholders for nomination as directors, provided that such recommendations are accompanied by information sufficient to enable the Corporate Governance Committee to evaluate the qualifications of such individuals;

•	Responsibility for developing and recommending to our Board the corporate governance principles under which we operate; and

•	Making awards under our 2005 Non-Employee Director Stock Plan to members of the Board.

In considering individuals for nomination as directors, the Corporate Governance Committee typically solicits recommendations from its current directors and is authorized to engage third-party advisors, including search firms, to assist in the identification and evaluation of candidates. Mr. Pascal Announ, a director elected in 2005 and an employee of Groupe Casino submitted a letter of resignation in February 2006, subject to his replacement being named at the next meeting of the Board. Representatives of Groupe Casino nominated Mr. L. Hakim Aouani to fill the seat vacated by Mr. Announ. Mr. Aouani was interviewed by Mr. Snollaerts, to whom the task was delegated, and Mr. Aouani was recommended to the Board by the Corporate Governance Committee and approved by the Board at the meeting on February 22, 2006.

In evaluating potential candidates, the Corporate Governance Committee may consider such factors as it deems appropriate. These factors may include judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other members of the Board and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. While the Corporate Governance Committee has not established any specific minimum qualifications for director nominees, the Corporate Governance Committee believes that demonstrated leadership, as well as significant years of service, in an area of endeavor such as business, law, public service, related industry or academia, is a desirable qualification for service as a director of the Company.

Any stockholder may make recommendations to the Corporate Governance Committee for membership on our Board by sending a written statement of the qualifications of the recommended individual to: Corporate Secretary, Smart & Final Inc., 600 Citadel Drive, Commerce, California 90040. Such recommendations should be received no later than 60 days before the anniversary of the previous year’s Annual Meeting of Stockholders, nor no earlier than 90 days before the anniversary of the previous year’s Annual Meeting of Stockholders. Our Annual Meeting of Stockholders was held on May 17, 2006 and as of March 18, 2007, 60 days prior to the anniversary of last year’s annual meeting, no recommendations for membership on our Board have been received by the Corporate Secretary.

In accordance with Article III, Section 2 of our Amended and Restated Bylaws, certain criteria must be included with the stockholder’s notice. Our Amended and Restated Bylaws were attached as Appendix B to our Proxy Statement filed with the SEC on April 16, 2004 and may be accessed through our Internet web site at http://www.smartandfinal.com/corporate/index.html, under the “SEC” tab. The Corporate Governance Committee will evaluate candidates recommended by stockholders on the same basis as it evaluates other candidates, including the following criteria:

•	Directors should be of the highest ethical character and share values that reflect positively on themselves and the Company;

•	Directors should have reputations, both personal and professional, consistent with the image and reputation of the Company; and

•	Directors should be highly accomplished in their respective fields, with superior credentials and recognition.

The fact that a proposed director nominee meets all of the above criteria will not obligate the Corporate Governance Committee to recommend the candidate to our Board, and will not obligate the Board to nominate or recommend the candidate for director in our proxy materials.

CORPORATE GOVERNANCE COMMITTEE

Ross E. Roeder, Chairman

L. Hakim Aouani

Etienne Snollaerts

Stephen E. Watson

Compensation Committee

Role of the Compensation Committee. The Compensation Committee operates under a written charter adopted by our Board. The Compensation Committee Charter complies with the requirements of the SEC and the NYSE listing standards. The Compensation Committee Charter was reviewed and reassessed by the Compensation Committee in February 2006 and found to be in compliance with these requirements. The Compensation Committee Charter is available for public viewing on our Internet web site at http://www.smartandfinal.com/corporate/index.html, under the “Governance” tab and then the “Governance Documents” tab. In addition, interested persons can obtain a copy of the Compensation Committee Charter by writing to: Corporate Secretary, Smart & Final Inc., 600 Citadel Drive, Commerce, California 90040.

Because we have elected to be treated as a Controlled Company, our Compensation Committee is not subject to the independence requirements set forth in the NYSE listing standards. Section 303A.00 of the NYSE listing standards defines a “Controlled Company” as a company of which more than 50% of the voting power is held by an individual, a group or another company. We are a Controlled Company because 54.9% of our common stock is owned by Groupe Casino. As a Controlled Company, we are exempt from the NYSE requirement that we have a majority of independent directors, and from the requirement that the Compensation Committee be composed entirely of independent directors. Pursuant to such exemption, the Compensation Committee is not composed solely of independent directors.

The functions of the Compensation Committee include, among other things:

•	Approving salary practices and base salary amounts for our executive personnel;

•	Approving the structure of and determining awards under the annual incentive bonus plan for our executive officers and under our Long-Term Equity Compensation Plan; and

•	Approving the strategy and structure of our other employee plans and benefits, and establishing base salary and incentive compensation for our Chief Executive Officer.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program. The Compensation Committee is responsible for establishing, implementing and monitoring management’s adherence to our compensation philosophy. The Compensation Committee oversees the compensation that is paid to our executive officers to ensure that their compensation is fair, reasonable and competitive.

Compensation Philosophy and Objectives. The Compensation Committee’s basic philosophy is to provide competitive levels of compensation to motivate, retain and attract management. This philosophy includes providing incentives linked to our financial performance, enhanced stockholder value and personal performance. This philosophy applies to compensation for all of our executive officers. The Compensation Committee reviews both the performance and compensation of the executive officers to ensure that we maintain our ability to attract and retain superior employees in key positions and to ensure that those key employees’ compensation is competitive with similarly situated companies in our industry. Generally, compensation for our executive officers, including our Chief Executive Officer, Chief Financial Officer and our other executive officers, consists of a base salary, an annual incentive bonus and an opportunity to receive stock options, stock appreciation rights or other retention and performance-based compensation under our Long-Term Equity Compensation Plan. Our Chief Executive Officer, Chief Financial Officer and the other executives listed in the Summary Compensation Table on page 21 below are referred to throughout this Form 10-K/A as our Named Executive Officers.

Compensation Review. The Compensation Committee establishes compensation for all our executive officers including salary, bonus and equity awards. Our Chief Executive Officer and our Senior Vice President of Human Resources and Administration annually review the performance of each member of our executive officer group (other than the Chief Executive Officer whose performance is reviewed by the Compensation Committee). The conclusions and recommendations reached by our Chief Executive Officer and our Senior Vice President of Human Resources and Administration are then presented to the Compensation Committee for their approval. The Compensation Committee may, in its discretion, change or amend the recommendations regarding the salary, bonus and/or equity awards to our executive officers. All decisions regarding the salary, bonus and equity awards paid to our non-executive officers are determined by our Chief Executive Officer and our Senior Vice President of Human Resources and Administration.

Determining Executive Compensation

Based on our compensation philosophy and objectives as discussed above, the Compensation Committee structured our compensation program (including annual and long-term incentive based cash and equity compensation) to motivate our officers to achieve our business goals and also to reward and retain our officers for achieving these goals. The elements of our compensation program are base salary, annual incentive bonus, long-term equity compensation, retirement, perquisites and other benefits which are discussed in further detail below. In order to make sure that our compensation program is aligned with our compensation philosophy and objectives, we have retained Towers Perrin, an human resources consulting firm, to conduct regular reviews of our total compensation program for our Chief Executive Officer and our other Named Executive Officers. Towers Perrin provides the Compensation Committee with relevant market data and alternatives to consider in making the compensation recommendations for our Chief Executive Officer and also provides relevant data to our Chief Executive Officer and Senior Vice President of Human Resources and Administration for their recommendations regarding the compensation of our other Named Executive Officers.

The Compensation Committee compares each element of total compensation to a peer group of both publicly traded and privately held companies in the retail and wholesale food distribution business, including Kroger, Costco, Super Valu, Office Depot, BJ’s Wholesale Club, Big Lots, Shopko Stores, Pier 1 Imports, Whole Foods and Cost Plus. Throughout this discussion, this comparison peer group is referred to as the Compensation Peer Group. The Compensation Peer Group is regularly reviewed and updated by the Compensation Committee in discussions with consulting firms, such as Towers Perrin. The companies included in the Compensation Peer Group include companies which the Compensation Committee believes are competitors of ours and with which we compete for executive talent and stockholder investment. The current composition of the Compensation Peer Group includes 33 companies in the retail and the wholesale food distribution business. Relevant market data is derived through a review of proxy statements, if available, for companies within the Compensation Peer Group, as well as executive compensation survey information for relevant sectors and positions.

Our annual revenues are below the average or median revenues of the Compensation Peer Group. Because the size of the companies in the Compensation Peer Group varies widely, we normalize each company’s results to adjust the compensation data for differences in the companies’ revenues. The adjusted value for each of the companies in the Compensation Peer Group is used as the basis for comparing the peer companies’ compensation to our compensation. We compete with other national retailers for our top executive positions. Thus, the Compensation Committee has set the executive compensation target in the top 50th percentile for base salary and 75th percentile for annual incentive bonus and between the top 50th and 75th percentile for equity grants of compensation paid to similar executive positions by companies in the Compensation Peer Group. Variations of any individual executive’s compensation may occur based on that individual executive’s experience level, annual performance and other market factors. It is the Compensation Committee’s goal to keep our executive compensation within this stated range of our Compensation Peer Group with the expectation and belief that we will be able to attract and retain a better management team which will continue to generate greater stockholder equity growth than the companies in our Compensation Peer Group.

The Compensation Committee, based upon the analysis obtained from consulting firms such as Towers Perrin, establishes a target for the allocation of total compensation between cash and non-cash compensation and short-term and long-term incentive compensation. The executive compensation philosophy is to consider total annual compensation as base salary, annual bonus and long-term equity. For the CEO, base salary represents about 25% of the total annual compensation, making 75% of total annual compensation variable and at risk. Of the pay at risk, the annual bonus represents about 25% of total annual compensation and the long-term incentive represents about 50%. Historically, the annual value of CEO total annual compensation has ranged from 25% payment, in years of no bonus and below market stock, to over 100% when financial targets have exceeded budget and stock prices increased. For the other Named Executive Officers, base salary is close to 50% of the total annual compensation, making about 50% variable and at risk. Of the pay at risk, the annual bonus represents about another 25% and the long-term incentive represents about 25%. Historically, the annual value of total compensation for other named executive officers has ranged from 50%, base salary only, to over 100% when financial targets have exceeded budget and stock prices increased.

Elements of Executive Compensation

For our fiscal 2006, the main elements of executive compensation for our Named Executive Officers included: base salary, incentive bonus, long-term equity compensation, retirement, perquisites and other benefits. The following discussion of these elements should be read in conjunction with other information presented in this Form 10-K/A about the compensation earned by our Named Executive Officers.

Base Salary. Our base salaries are intended to compensate our Named Executive Officers and other employees for their services rendered during the fiscal year. Each Named Executive Officer’s base salary range is calculated based on his or her position and responsibility by using market data such as published industry surveys and proxy statements of companies within our Compensation Peer Group. Base salary and annual increases in the base salary of each of our Named Executive Officers are determined in accordance with the Compensation Committee’s policy of maintaining competitive salary levels with our Compensation Peer Group (as discussed above), individual job performance, and, where appropriate, the economic conditions in which we are operating.

In reviewing base salaries for our executives, our Chief Executive Officer in conjunction with our Senior Vice President of Human Resources and Administration consider the following: (a) market information provided by outside consultants (such as Towers Perrin); (b) internal examination and review of each executive’s compensation both individually and in comparison to our other executive officers; and (c) the individual performance of each executive during the fiscal year, considering overall job performance and whether that individual met or exceeded any established goals or targets. Our Chief Executive Officer rates the overall performance of each Named Executive Officer, and then determines a pay increase using our overall merit guidelines that considers both individual performance and actual compensation compared to market. The most important factor considered by the Compensation Committee in determining the base salary for our Chief Executive Officer, as well as by our Chief Executive Officer and the Senior Vice President of Human Resources and Administration for determining the base salaries for our other Named Executive Officers, is the individual’s job performance during the fiscal year being reviewed. Each Named Executive Officer’s salary is reviewed annually as part of our overall performance review process and also upon a promotion or other change in an individual’s job responsibilities. It is the policy of the Compensation Committee to review and approve or modify (at its discretion) the base salary recommendations for each of the Named Executive Officers.

The Compensation Committee considers the same criteria in determining the base salary for our Chief Executive Officer and has the sole responsibility to determine the compensation of our Chief Executive Officer. The Compensation Committee has established a formal process for evaluating the Chief Executive Officer’s performance. This process generally begins at the last scheduled Compensation Committee meeting of the fiscal year. This meeting is typically held in late November or early December. In 2006, for the 2005 performance year, each Board member completed a performance evaluation of the Chief Executive Officer, which was collected by an outside consultant and consolidated results were provided to the Compensation Committee. In addition, the Chief Executive Officer completed a self evaluation. The Compensation Committee determined the overall evaluation and merit increase, and met with the Chief Executive Officer to provide feedback from the Board. Due to the strategic alternatives being considered by the Board in 2006 and the subsequent merger agreement entered into between the Company and affiliates of Apollo Management, L.P. as of February 20, 2007, the Compensation Committee decided to defer the formal evaluation process for 2006 to a later date, if needed. The Compensation Committee did meet and discuss the Chief Executive Officer’s performance and established a merit adjustment.

The Chief Executive Officer and the Senior Vice President of Human Resources and Administration meet at the beginning of each fiscal year and discuss the performances of each of our executive officers (including our Named Executive Officers) for the past fiscal year. The evaluation of our Senior Vice President of Human Resources and Administration is handled solely by our Chief Executive Officer. For the fiscal year ended December 31, 2006, each Named Executive Officer’s base salary was increased an average of 5.6% ranging from 2.4% to 13.3% consistent with the Compensation Committee’s policy objectives, and were consistent with the median levels among comparison companies in the Compensation Peer Group.

Annual Incentive Bonus. The Compensation Committee believes that the Annual Incentive Bonus Plan is an integral part of the overall compensation package offered to our Named Executive Officers. Annual bonus levels are determined in accordance with the Compensation Committee’s policy of maintaining competitive compensation with our Compensation Peer Group (as discussed above), individual job performance where appropriate and the economic conditions in which we are operating. The Compensation Committee reviews and approves bonus amounts for each of our Named Executive Officers (other than the Chief Executive Officer) as recommended by our Chief Executive Officer and our Senior Vice President of Human Resources and Administration. The Compensation Committee also determines the bonus amount for the Chief Executive Officer, consistent with the terms of his employment agreement. (See “Snollaerts Employment Agreement” discussion on page 22 below.) Since 2000, our Compensation Committee has linked the annual incentive bonus plan to specific financial objectives as a means of encouraging improvements in financial performance. These objectives include our total financial performance, which is the only objective for determining the annual incentive bonus awarded to our Chief Executive Officer, the performance of particular operating units and other performance criteria applicable to each executive’s responsibilities. The objectives may also include individual targets to help reach certain tactical objectives. In fiscal 2006, we determined that the annual incentive bonus target for our Named Executive Officers (other than our Chief Executive Officer, see “Snollaerts Employment Agreement” discussion on page 22 below) would range from 50% of base salary to 60% of base salary.

For each individual Named Executive Officer (other than our Chief Executive Officer) 50% to 70% of the annual incentive bonus was based upon the Company meeting certain financial objectives as determined by our aggregate earnings per share, or EPS, (for our Chief Financial Officer) or pre-tax profit (for our other Named Executive Officers) for fiscal 2006. The remaining 30% to 50% of each individual Named Executive Officer’s (other than our Chief Executive Officer’s) annual incentive bonus was based upon their respective individual scorecard as determined by our Chief Executive Officer, in conjunction with our Senior Vice President of Human Resources and Administration. The Chief Executive Officer’s annual incentive bonus was based solely upon the Company meeting a certain aggregate EPS for fiscal 2006.

In February of each year, the Compensation Committee sets minimum, target and maximum levels for each of the financial objectives described above. In fiscal 2006, for our Named Executive Officers, the annual incentive bonus was determined by that individual’s minimum target and maximum bonus target percentage multiplied by their 2006 salary. Payments of annual incentive bonuses are based upon the achievement levels for the fiscal year as follows:

•	No payment of an annual incentive bonus unless 75% of the Company’s EPS, objective is reached for the fiscal year;

•	A payment of 50% to 100% of the annual incentive bonus award if 80% to 100% of the Company’s financial targets are met;

•	A payment of 101% to 200% of the annual incentive bonus award if the Company exceeds the target financial objectives by 101% to 130% or greater.

Part of the Named Executive Officer’s annual incentive bonus may be pursuant to their individual scorecard performance, which is based upon their achievement of specific objectives. However, the Company must at least achieve a threshold of 75% of its EPS target for the individual executive to be eligible for the scorecard portion of their annual bonus.

In February of the following fiscal year, the Compensation Committee assesses our performance for each of the financial objectives described above, and compares the actual results to the established minimum, target and maximum financial objectives.

Over the past five years, we have achieved financial performance in excess of our target levels two times, met our financial performance target one time and have failed to meet our minimum performance level two times including fiscal 2006. Therefore, over the past five years, the payout of our annual incentive bonus has ranged from 0% of the annual incentive bonus award (when we failed to meet our minimum EPS objective) to 130% of the annual incentive bonus award when we exceeded our maximum financial objectives. The

Compensation Committee sets the minimum, target and maximum level of our financial objectives so that the level of difficulty in achieving these financial objectives is consistent from year to year, and determined by annual and long-term financial plans.

Pursuant to the criteria discussed above, the Named Executive Officers received the following annual incentive bonuses paid in 2006 in recognition of their contribution to our performance during fiscal 2005: Etienne Snollaerts, $350,000; Andre Delolmo, $120,000; Richard N. Phegley, $87,000; Norah Morley, $90,000; Donald G. Alvarado, $70,000; and Zeke Duge, $60,000. No annual incentive bonus awards were made to our Named Executive Officers for their services in fiscal 2006 (and paid to them in 2007) as the Company’s financial performance was below 80% resulting in no payments of the financial part of the annual incentive bonus. Since EPS was below the 75% threshold, no individual scorecard payments were earned for 2006 performance.

Long-Term Equity Compensation. Under guidelines set by the Compensation Committee, equity incentives constitute a greater portion of executives’ potential long-term incentive compensation, and cash bonuses the greater portion of executives’ annual incentive compensation. The equity incentives take longer to earn (through time-based and performance-based vesting provisions) and offer increased value to executives as the share price increases. Accordingly, equity incentives are useful to the Company to promote retention and motivate the executives to increase the Company’s share price through their efforts. Our equity incentives take the form of stock-based awards granted under our Long-Term Equity Compensation Plan, and prior to its expiration in June 2001, granted under the Stock Incentive Plan. The primary objectives of these plans, and of awards granted under the plans, are to optimize our profitability and growth. These incentives are designed to be consistent with our business goals, and to link the personal interests of plan participants to those of our stockholders.

We regularly grant equity compensation awards to our executives at the first Board meeting of the new fiscal year, typically in February. At its meeting on February 21, 2006, the Compensation Committee recommended, and the Board approved, grants of stock appreciation rights, or SARs, and also grants of restricted stock to each of our Named Executive Officers. (See Grants of Plan-Based Awards for 2006 on page 23, below.) All of these grants were made under our Long-Term Equity Compensation Plan. In addition, the Board also approved grants of restricted stock for our Named Executive Officers at the Board’s May 16, 2006 meeting. The Board had intended to approve a new performance share program and issue grants of restricted stock at the May meeting pursuant to this new program, but the program was not implemented. The proposed program was not implemented because of the Company’s announcement that it would be pursuing its strategic alternatives. Instead, the shares originally intended to be awarded as part of the new performance based equity incentive program were issued as restricted stock with time based vesting.

The value and/or exercise price of all equity awards granted by us is determined by the closing price of our stock on the date of the grant, as reported on the New York Stock Exchange. If a grant of stock is made on a day when the market is closed, then we use the previous day’s closing price for the valuation. This has consistently been the Company’s policy regarding the valuation of equity awards. Our stock appreciation rights and our stock option awards, including those granted to Named Executive Officers in 2006, generally have a four-year step vesting, with one-third vesting on the second anniversary of the grant date, another one-third vesting on the third anniversary and the final one-third vesting on the fourth anniversary. Our restricted stock awards, including those granted to Named Executive Officers in 2006, generally have a three-year cliff vesting. However, in the past, we have granted restricted stock awards that could have received accelerated vesting upon the Company’s share price reaching a specified level (typically 150% of the grant price).

Retirement, Perquisites and Other Benefits. We provide certain health, welfare and pension benefits to the Company’s executive officers that are also generally available to all of our full-time employees, including a 401 (k) plan and a defined benefit pension plan. In addition, we provide certain other benefits to our executive officers which are not generally available to all of our full-time employees including, depending upon the executive officer, reimbursement of tax preparation and/or financial planning expenses, club dues, moving expenses, car allowances, a supplemental executive retirement plan, deferred compensation plan, executive severance plan, additional life insurance benefits, long-term disability plans and executive medical coverage.

We choose to provide a defined benefit pension plan and a 401(k) plan for all of our employees in support of our Company policy of attracting and retaining employees, which is consistent with our overall compensation objective to provide our employees with benefits that are competitive and consistent with our peer group of retail grocery stores and wholesale food distribution businesses. For our executive officers we provide a supplemental executive retirement plan, financial planning reimbursement, automobile allowance program, and supplemental health and welfare benefits. We maintain these executive benefits to help recruit and retain executives and find these programs effective in that regard. These benefits provide an appropriate complement to the compensation risks of variable annual and long-term incentives that are provided to motivate, incent and recognize performance.

Other Matters

The Compensation Committee has reviewed the compensation plans with regard to the deductibility limitation contained in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The Compensation Committee has decided at present not to alter the compensation plans to comply with the deductibility requirements of Section 162(m) of the Code. The Compensation Committee will continue to review the issue and monitor whether the compensation plans should be amended in the future to meet the deductibility requirements of the Code. Our Long-Term Equity Compensation Plan provides that at all times when Code Section 162(m) is applicable, all awards granted under that plan shall comply with the requirements of Section 162(m) of the Code. However, the Compensation Committee may determine that such compliance is not desired with respect to any particular award.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis section be included in the Company’s amendment to the Annual Report filed on Form 10-K, referred to as our Form 10-K/A filing.

COMPENSATION COMMITTEE

Timm F. Crull, Chairman

Thierry Bourgeron

Ross E. Roeder

David L. Meyers

SUMMARY COMPENSATION TABLE FOR 2006

The table below sets forth compensation earned by, or awarded or paid by us to, the Named Executive Officers for fiscal 2006, which ended on December 31, 2006.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($) (2)	Stock Awards ($) (3)	Option Awards ($)(4)	Annual Incentive Plan Bonus ($) (5)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($)		Total ($)
Etienne Snollaerts CEO	2006	$756,544	$705,477	$282,042	$0	$213,314	$442,912	(7)	$2,400,289
Richard N. Phegley Senior Vice President, CFO	2006	$298,085	$60,668	$42,666	$0	$87,535	$41,463	(8)	$530,417
André Delolmo Former Senior Vice President	2006	$383,877	$323,000	$656,983	$0	$14,034	$271,880	(9)	$1,649,774
Norah Morley Senior Vice President	2006	$300,198	$46,765	$36,014	$0	$71,313	$42,137	(10)	$496,427
Zeke Duge Senior Vice President	2006	$297,068	$38,390	$28,060	$0	$85,173	$48,107	(11)	$496,798
Donald G. Alvarado Senior Vice President, General Counsel	2006	$288,078	$36,651	$29,158	$0	$25,713	$41,978	(12)	$421,578

(1)	In addition to our CEO (Etienne Snollaerts) and our CFO (Richard N. Phegley), four executive officers are listed in the table because while André Delolmo would have been one of our three mostly highly compensated executives, he resigned from the Company as of October 31, 2006 and thus was not serving as an executive officer at the end of fiscal 2006.

(2)	Includes amounts deferred by the Named Executive Officers under our 401(k) Savings Plan and our Supplemental Deferred Compensation Plan. The 401(k) Savings Plan was established in fiscal 1992, and all Named Executive Officers are or were eligible to participate during fiscal 2006. Our Supplemental Deferred Compensation Plan was established to take effect for fiscal 1995 and all Named Executive Officers are or were eligible to participate during fiscal 2006.

(3)	The amounts in the “Stock Awards” column include the compensation cost for 2006 related to stock awards granted in 2006 and in prior years, computed in accordance with Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”). See Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, regarding assumptions underlying valuation of equity awards. See Grants of Plan-Based Awards for 2006 on pages 23-24 for information about equity awards granted for 2006 and Outstanding Equity Awards at 2006 Fiscal Year End on page 25 for information with respect to awards outstanding at year end.

(4)	The amounts in the “Option Awards” column include the compensation cost for 2006 related to option awards granted in 2006 and in prior years, computed in accordance with FAS 123(R). See Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, regarding assumptions underlying valuation of equity awards. See Grants of Plan-Based Awards for 2006 on pages 23-24 for information about equity awards granted for 2006 and Outstanding Equity Awards at 2006 Fiscal Year End on page 25 for information with respect to awards outstanding at year end.

(5)	No bonuses were paid in 2006 to our Named Executive Officers pursuant to our Annual Incentive Bonus Plan because the minimum financial objectives of the Company were not met.

(6)	The amounts shown in this column represent the actuarial present value of the benefits under the Pension Plan and the Supplemental Executive Retirement Plan, only. There were no above market earnings in fiscal 2006 under the Company’s Supplemental Deferred Compensation Plan.

(7)	Perquisites generally available to Mr. Snollaerts include financial planning/tax preparation, auto allowance, auto maintenance and repair, gasoline, housing allowance, schooling allowance, travel allowance and club memberships. In addition, Mr. Snollaerts’ expatriate perquisites included housing of $120,000, grossed up to $224,206, schooling allowance of $45,000, grossed up to $82,949, and travel allowance of $40,000, grossed up to $73,733. The total amount of these expatriate perquisites paid to Mr. Snollaerts in 2006 were reimbursed to the Company by Casino USA. Additionally, Mr. Snollaerts received $26,377 in company-paid insurance premiums and $4,356 in combined 401(k) Savings Plan and Supplemental Deferred Compensation Plan contributions by the Company.

(8)	Perquisites generally available to Mr. Phegley include financial planning/tax preparation, auto allowance, auto maintenance and repair, and gasoline. In addition, Mr. Phegley received $24,060 in company-paid insurance premiums, $4,356 in combined 401(k) Savings Plan and Supplemental Deferred Compensation Plan Contributions by the Company, and $9,600 in auto allowance.

(9)	Perquisites generally available to Mr. Delolmo include financial planning/tax preparation, auto allowance, auto maintenance and repair, gasoline, housing allowance, and travel allowance. In addition, Mr. Delolmo’s expatriate perquisites included housing of $90,100, grossed up to $166,083 and travel allowance of $33,429, grossed up to $61,619. The total amount of the expatriate perquisites paid to Mr. Delolmo in 2006 was reimbursed by Casino USA. Mr. Delolmo also received $25,020 in company-paid insurance premiums and $4,356 in combined 401(k) Savings Plan and Supplemental Deferred Compensation Plan contributions and $9,600 in auto allowance.

(10)	Perquisites generally available to Ms. Morley include financial planning/tax preparation, auto allowance, auto maintenance and repair, and gasoline. In addition, Ms. Morley received $21,237 in company-paid insurance premiums, $4,356 in combined 401(k) Savings Plan and Supplemental Deferred Compensation Plan contributions by the Company, $9,600 in auto allowance and $4,926 for financial planning.

(11)	Perquisites generally available to Mr. Duge include financial planning/tax preparation, auto allowance, auto maintenance and repair, and gasoline. Mr. Duge received $22,037 in company-paid insurance premiums, $4,356 in combined 401(k) Savings Plan and Supplemental Deferred Compensation Plan contributions by the Company, $9,600 in auto allowance, $5,000 for financial planning and $4,825 for gasoline.

(12)	Perquisites generally available to Mr. Alvarado include financial planning/tax preparation, auto allowance, auto maintenance and repair, and gasoline. In addition, Mr. Alvarado received $23,974 in company-paid insurance premiums, $4,356 in combined 401(k) Savings Plan and Supplemental Deferred Compensation Plan contributions by the Company, $9,600 in auto allowance, $4,825 for gasoline and $2,000 for financial planning, grossed up to $3,113.

Snollaerts Employment Agreement. Effective August 4, 2003, we entered into an employment agreement with Mr. Snollaerts to serve as our Chief Operating Officer. Thereafter on May 17, 2004, this agreement was amended and restated as Mr. Snollaerts assumed his duties as our President and Chief Executive Officer. The term of such amended and restated employment agreement was for three years from May 17, 2004 through May 17, 2007. We had the option to extend such agreement for another three year period from May 17, 2007, if we gave notice to Mr. Snollaerts of our intention to do so. The Board gave this notice on February 21, 2006. On April 6, 2006, we entered into a revised employment agreement with Mr. Snollaerts, which employment agreement terminates and supersedes our previous employment agreement with him and has an effective date of May 17, 2006. As revised, the term of this employment agreement is for four years from May 17, 2006 through May 17, 2010, with an option to extend such agreement for another three year period from May 17, 2010, if we give Mr. Snollaerts notice of our intention to do so.

Mr. Snollaerts’ base salary is to be reviewed annually in accordance with our executive merit pay policy; however, his base salary cannot be decreased below its then current level. In March 2006, Mr. Snollaerts’ salary was increased to $770,000, and thereafter in March 2007, Mr. Snollaerts’ salary was increased to $800,000. Under the revised employment agreement, Mr. Snollaerts’ base salary cannot be decreased below this level. If our Board awards annual bonuses generally, then Mr. Snollaerts is entitled to an annual bonus at our discretion. The target for his annual bonus, while he is acting as our Chief Executive Officer, is no less than 100% and no greater than 200% of his base salary for that year. Any bonus awarded for a partial year of service will be prorated. We may change Mr. Snollaerts’ annual bonus plan provided that such changes are applicable to all of our executives generally. Both Mr. Snollaerts’ base salary and annual bonus are determined at the sole discretion of the Compensation Committee. For fiscal 2006, Mr. Snollaerts received a total of $756,544 in base salary and no bonus. Mr. Snollaerts also has the opportunity to earn long-term incentive awards and to participate in our qualified retirement plans, group term life insurance, comprehensive health and major medical insurance, short and long-term disability and all other benefits and perquisites in which our other executives and employees are eligible to participate. This includes an automobile allowance, fuel card, automobile insurance, retiree medical coverage and financial planning services. He is also entitled to a minimum of five weeks paid vacation per year, which if partially unused in any year is allowed to accumulate with a cap of ten weeks per year, and to reimbursement of certain expenses. Mr. Snollaerts’ severance benefits are all pursuant to our Executive Severance Plan.

Snollaerts Expatriate Compensation Agreement. We also have an Expatriate Compensation Agreement, referred to herein as the Expatriate Agreement with Mr. Snollaerts and our majority shareholder, Casino USA, Inc., or Casino USA. The Expatriate Agreement provides for Mr. Snollaerts to be compensated up to $10,000 per month for housing expenses, $15,000 per year, per child, for school expenses and a maximum of $40,000 per year for personal travel to and from France. The Expatriate Agreement further provides that he shall receive a tax “gross up” on the compensation he receives thereunder. On a periodic basis, Casino USA reimburses us for the expatriate compensation we pay to Mr. Snollaerts (subject to the limitations described above), including all tax “gross up” payments. Under the Expatriate Agreement, in fiscal 2006, we paid Mr. Snollaerts a total of, $380,888, including $175,888 in tax gross-up; the entire amount of $380,888 was reimbursed to us by Casino USA pursuant to his expatriate agreement.

401(k) Savings Plan. Our 401(k) Savings Plan is a defined contribution plan. It is intended to satisfy the tax qualification requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). All of our employees who meet certain age and service requirements are eligible to participate in our 401(k) Savings Plan. For fiscal 2006, our 401(k) Savings Plan allowed participants to contribute up to 75% of their compensation, or $15,000, whichever was lower. We match 33% of each dollar contributed up to 6% of each participant’s eligible compensation; however, our employees who are covered by a collective bargaining agreement do not receive the Company match, but are eligible to participate in the 401(k) Savings Plan. Participants’ contributions to our 401(k) Savings Plan, which are deemed to be contributions for tax purposes, are deducted from the participants’ compensation prior to the calculation of federal and state income taxes. This decreases the amount of a participant’s taxable compensation.

Participants are currently entitled to direct their contributions to one or more of ten investment options. A participant may not withdraw any of its account balance in our 401(k) Savings Plan prior to termination of employment or attainment of age 70, whichever occurs earlier; the only exceptions are qualified financial hardships and loans. Distribution of a participant’s account balance, if less than $5,000, will generally be made in a lump sum payment in the year following the termination of employment. Distribution of a participant’s account balance in excess of $5,000 will be made in accordance with the participant’s election following the termination of employment. A participant’s contributions to our 401(k) Savings Plan will vest immediately. Twenty-five percent (25%) of our contributions on behalf of a participant will vest each year beginning after the second year of the participant’s service with us. Contributions we make on behalf of a participant are 100% vested after five years of service.

Grants of Plan-Based Awards for 2006

We maintain a Long-Term Equity Incentive Plan pursuant to which stock appreciation rights and stock option grants may be made to key employees. All of the stock awards, SARs or option awards granted in 2006 vest over time and do not contain any performance component. The following grants were made in fiscal 2006 to Named Executive Officers:

Name	Grant Date	Estimated Future Payouts Under Annual Incentive Bonus Plan (1)			All Other Stock Awards: No. of Shares of Stock or Units (2)	All Other Option Awards: No. of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum
Etienne Snollaerts, CEO	2/21/06	$385,000	$770,000	$1,540,000
	2/21/06				50,000		$14.39	$719,500
	2/21/06					100,000	$14.39	$622,534
	2/21/06					25,000	$14.39	$155,633
	5/16/06				50,000		$16.64	$832,000
Richard N. Phegley, CFO	2/21/06	0	$180,000	$360,000
	2/21/06				6,000		$14.39	$86,340
	2/21/06					12,000	$14.39	$74,704
	5/16/06				6,000		$16.64	$99,840
André Delolmo	2/21/06	0	$217,200	$434,400
	2/21/06				6,500		$14.39	$93,535
	2/21/06					15,000	$14.39	$68,769
	5/16/06				7,500		$16.64	$124,800
Norah Morley	2/21/06	0	$165,000	$330,000
	2/21/06				4,500		$14.39	$64,755
	2/21/06					10,000	$14.39	$62,253
	5/16/06				4,500		$16.64	$74,880
Zeke Duge	2/21/06	0	$149,375	$298,750
	2/21/06				3,500		$14.39	$50,365
	2/21/06					8,500	$14.39	$52,915
	5/16/06				4,000		$16.64	$66,560
Donald G. Alvarado	2/21/06	0	$145,000	$290,000
	2/21/06				3,500		$14.39	$50,365
	2/21/06					8,500	$14.39	$52,915
	5/16/06				3,500		$16.64	$58,240

(1)	The Company’s minimum financial objectives were not met for fiscal 2006, thus no payments were made under our annual incentive bonus plan. However, if the financial objectives were met, the annual incentive bonuses would have been in the ranges disclosed above. Mr. Snollaerts’ target and maximum bonus award amounts are based on his employment agreement, which provides that if a bonus target is awarded, he is entitled to receive no less than 100% of his annual salary and no greater than a maximum of 200% of his annual salary. Mr. Snollaerts’ threshold is based on achieving 80% of our EPS target to award 50% of his annual salary as a bonus. For all other listed Named Executive Officers, if our EPS is below 75% of the target, then they are ineligible for a bonus. For our Named Executive Officers, the target is determined by that individual’s bonus target percentage multiplied by their 2006 salary and the maximum is their maximum bonus target percentage multiplied by their 2006 salary.
(2)	All of these stock awards vest three years from the grant date, with the exception of Mr. Delolmo, who resigned as of October 31, 2006 and in accordance with an agreement made with Mr. Delolmo, all his shares became fully vested on that date.
(3)	The only stock option award is the grant of 25,000 stock options to Mr. Snollaerts which will be fully vested in four years; one-third of this grant will vest on February 21 in each of the following years, 2008, 2009 and 2010.

The remaining awards in this column are all stock appreciation rights awards that have the same four-year step vesting, one-third of each grant will vest on February 21 in each of the following years, 2008, 2009 and 2010.

(4)	Valuation determined pursuant to grant date fair value (FAS 123(R)). The actual value, if any, a grantee will realize upon exercise of an option or SAR will depend on the excess of the market value of the common stock over the exercise price on the date the award is exercised.

Long-Term Equity Compensation Plan. Stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted under this plan. The plan is authorized to issue stock-based awards of 5,100,000 shares of our common stock, and this number of shares increases each year by the number of shares issued by reason of stock option awards being exercised and/or the vesting of other awards. In fiscal 2006, an additional 981,365 shares became available under the Long-Term Equity Compensation Plan based on the exercises of options to purchase common stock and the vesting of restricted shares between May 31, 2005 and May 30, 2006. At the end of fiscal 2006, the total stock-based awards available for grant under the Long-Term Equity Compensation Plan were 1,680,041 shares. The exercises of options and stock appreciation rights and the vesting of restricted shares between May 31, 2006 and May 30, 2007 will be added back into the plan as of May 30, 2007. The Long-Term Equity Compensation Plan expires December 31, 2010.

Annual Incentive Bonus Plan. Whether we will award our executives annual incentive bonuses in February of each year is based upon the Company meeting certain minimum financial goals. For our Chief Executive Officer, the financial goal is based solely upon the Company’s earnings per share at the end of the fiscal year. For our other executives the financial goals include the financial performance of the particular operating unit for which they are responsible, for example, the annual incentive bonus for our Chief Financial Officer, Richard N. Phegley, would be based on both the Company’s earnings per share and also whether the finance department met specific objectives. For all our Named Executive Officers, our fiscal year end earnings per share must achieve at least 75% of the target in order for an annual incentive bonus to be awarded. If our earnings per share is below the 75% threshold, then the Named Executive Officers are not eligible for an annual incentive bonus payment for that year. In 2006, the earnings per share fell below the minimum threshold, and no annual incentive payments were earned.

Outstanding Equity Awards at 2006 Fiscal Year End

All equity awards reported in the table below that were granted prior to June 2001, were granted under the Stock Incentive Plan and any grants made thereafter were granted pursuant to the Long-Term Equity Compensation Plan. The table below generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised by the Named Executive Officers as of December 31, 2006:

Name	No. of Securities Underlying Unexercised Options (# Exercisable)	No. of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) *
Etienne Snollaerts, CEO	12,500	0	0	$9.250	5/4/2009	(1)
	4,000	0	0	$8.375	5/1/2010	(2)
	5,334	2,666	0	$4.400	2/18/2013	(3)
	2,667	1,333	0	$3.460	5/22/2013	(4)
	66,667	33,333	0	$6.500	9/16/2013	(5)
	150,000	0	0	$12.890	2/17/2014	(6)
										60,000	(7)	$1,134,000
	70,000	0	0	$15.200	2/15/2015	(8)
										23,333	(9)	$440,994
							50,000	(10)	$945,000
	0	100,000	0	$14.390	2/21/2014	(11)
	0	25,000	0	$14.390	2/21/2016	(12)
							50,000	(13)	$945,000

Name	No. of Securities Underlying Unexercised Options (# Exercisable)	No. of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) *
Richard Phegley, CFO	13,000	0	0	$9.250	5/4/2009	(14)
	11,000	0	0	$6.875	2/15/2010	(15)
	45,000	0	0	$10.132	9/27/2011	(16)
	25,000	0	0	$9.800	2/19/2012	(17)
	30,000	15,000	0	$4.280	2/19/2013	(18)
	16,667	8,333	0	$6.500	9/16/2013	(5)
	20,000	0	0	$12.890	2/17/2014	(6)
	15,000	0	0	$15.200	2/15/2015	(8)
										5,000	(9)	$94,500
							6,000	(10)	$113,400
	0	12,000	0	$14.390	2/21/2014	(11)
										6,000	(12)	$113,400
André Delolmo	50,000	0	0	$5.490	12/4/2012	(19)
	60,000	0	0	$4.280	2/19/2013	(18)
	25,000	0	0	$6.500	9/16/2013	(5)
	15,000	0	0	$14.390	2/21/2014	(11)
Norah Morley	30,000	0	0	$9.813	9/14/2009	(20)
	14,000	0	0	$6.875	2/15/2010	(15)
	20,000	0	0	$10.132	9/27/2011	(16)
	19,500	0	0	$9.800	2/19/2012	(17)
	20,000	10,000	0	$4.280	2/19/2013	(18)
	16,667	8,333	0	$6.500	9/16/2013	(5)
	30,000	0	0	$12.890	2/17/2014	(6)
	12,500	0	0	$15.200	2/15/2015	(8)
										4,167	(9)	$78,756
							4,500	(10)	$85,050
	0	10,000	0	$14.390	2/21/2014	(11)
							4,500	(13)	$85,050
Zeke Duge	30,000	0	0	$7.688	12/6/2010	(21)
	25,000	0	0	$10.132	9/27/2011	(16)
	22,000	0	0	$9.800	2/19/2012	(17)
	16,667	8,333	0	$4.280	2/19/2013	(18)
	10,000	5,000	0	$6.500	9/16/2013	(5)
	20,000	0	0	$12.890	2/17/2014	(6)
	10,000	0	0	$15.200	2/15/2015	(8)
										3,333	(9)	$62,994
							3,500	(10)	$66,150
	0	8,500	0	$14.390	2/21/2014	(11)
							4,000	(13)	$75,600

Name	No. of Securities Underlying Unexercised Options (# Exercisable)	No. of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) *
Donald Alvarado	27,600	0	0	$9.250	5/4/2009	(14)
	17,000	0	0	$6.875	2/15/2010	(15)
	20,000	0	0	$10.132	9/27/2011	(16)
	17,500	0	0	$9.800	2/19/2012	(17)
	13,334	6,666	0	$4.280	2/19/2013	(18)
	13,334	6,666	0	$6.500	9/16/2013	(5)
	20,000	0	0	$12.890	2/17/2014	(6)
	10,000	0	0	$15.200	2/15/2015	(8)
										3,333	(9)	$62,994
							3,500	(10)	$66,150
	0	8,500	0	$14.390	2/21/2014	(11)
							3,500	(13)	$66,150

*	Uses 12/29/2006 closing price of $18.90
(1)	Stock Options granted on 5/4/1999 that were fully vested on 5/4/2003 [one-third of the grant vested on May 4 in each of the following years 2001, 2002 and 2003].
(2)	Stock Options granted on 5/1/2000 that were fully vested on 5/1/2004 [one-third of the grant vested on May 1 in each of the following years 2002, 2003 and 2004].
(3)	Stock Options granted on 2/18/2003 that were fully vested on 2/18/2007 [one-third of the grant vested on February 18 in each of the following years 2005, 2006 and 2007].
(4)	Stock Options granted on 5/22/2003 that will be fully vested on 5/22/2007 [one-third of the grant vested on May 22, 2005 and 2006, and the final one-third will vest on May 22, 2007].
(5)	Stock Options granted on 9/16/2003 that will be fully vested on 9/16/2007 [one-third of the grant vested on September 16, 2005 and 2006, and the final one-third will vest on September 16, 2007]. For Mr. Delolmo, his final one-third vested on his resignation as of October 31, 2006 in accordance with an agreement made with the Company.
(6)	Stock Options granted on 2/17/2004 that fully vested on November 30, 2005 per Board approval.
(7)	Restricted Stock granted on 2/17/04 that will vest the earlier of 2/17/2009 or when the stock price meets performance criteria. The performance objective share price is $19.335. The performance objective was realized in February 2007.
(8)	Stock Options granted on 2/15/2005 that fully vested on November 30, 2005 per Board approval.
(9)	Restricted Stock granted on 2/15/05 that will vest the earlier of 2/15/2010 or when the stock price meets the performance criteria. The performance objective share price is $22.80.
(10)	Restricted Stock granted on 2/21/06 that will vest on February 21, 2009.
(11)	Stock Appreciation Rights granted on 2/21/2006, one-third will vest on February 21 of 2008, 2009, and 2010. For Mr. Delolmo, his Stock Appreciation Rights vested on his resignation as of October 31, 2006, in accordance with an agreement made with the Company.
(12)	Stock Options granted on 2/21/2006, one-third will vest on February 21 of 2008, 2009, and 2010.
(13)	Restricted Stock granted on 5/16/06 that will vest on May 16, 2009.
(14)	Stock Options granted on 5/4/1999 that were fully vested on 5/4/2004 [one-fifth of the grant vested on May 4 of 2000, 2001, 2002, 2003 and 2004].
(15)	Stock Options granted on 2/15/2000 that were fully vested on 2/15/2004 [one-third of the grant vested on February 15 of 2002, 2003 and 2004].
(16)	Stock Options granted on 9/27/2001 that were fully vested on 9/27/2005 [one-third of the grant vested on September 27 of 2003, 2004 and 2005].
(17)	Stock Options granted on 2/19/2002 that were fully vested on 2/19/2006 [one-third of the grant vested on February 19 of 2004, 2005 and 2006].

(18)	Stock Options granted on 2/19/2003 that were fully vested on 2/19/2007 [one-third of the grant vested on February 19 of 2005, 2006 and 2007]. For Mr. Delolmo, the final one-third of his Stock Options vested on his resignation as of October 31, 2006, in accordance with an agreement made with the Company.
(19)	Stock Options granted on 12/4/2002 with one-third vested on December 4 of 2004 and 2005, and the remaining one-third vested on October 31, 2006, upon Mr. Delolmo’s resignation, in accordance with an agreement made with the Company.
(20)	Stock Options granted on 9/14/1999 that were fully vested on 9/14/2003 [one-third of the grant vested on September 14 of 2001, 2002 and 2003].
(21)	Stock Options granted on 12/6/2000 that were fully vested on 12/6/2004 [one-third of the grant vested on December 6 of 2002, 2003 and 2004].

Option Exercises and Stock Vested in 2006

The following table sets forth monetary information regarding the exercise of stock options, SARs, or vesting of stock awards in fiscal 2006 by each of the Named Executive Officers:

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Etienne Snollaerts, CEO	0	$0		0	$0
Richard N. Phegley, CFO	0	$0		0	$0
André Delolmo	80,000	$606,020	(1)	19,000	$342,190	(2)
Norah Morley	0	$0		0	$0
Zeke Duge	0	$0		0	$0
Donald G. Alvarado	0	$0		0	$0

(1)	On December 14, 2006, Mr. Delolmo exercised 20,000 shares that were granted on September 27, 2001 with an exercise price of $10.132, at an average selling price of $19.01. On that same date, Mr. Delolmo exercised 15,000 shares that were granted on September 16, 2003 with an exercise price of $6.50, at an average selling price of $19.00. On December 26, 2006, Mr. Delolmo exercised 30,000 shares that had been granted on February 17, 2004 with an exercise price of $12.89, at an average selling price of $19.017. On December 28, 2006, Mr. Delolmo exercised 15,000 shares at an average selling price of $19.01 that had been granted on February 15, 2005, with an exercise price of $15.20.
(2)	Mr. Delolmo had 19,000 shares of restricted stock vest as of the date of his resignation as of October 31, 2006. The vesting of these shares was related to his October 31, 2006 resignation, in accordance with an agreement made with the Company, and the vesting value of such shares is based on the $18.01 closing market price for that date.

Pension Benefits for 2006

As of December 31, 2006, the following benefits are attributable to the Named Executive Officers for the Pension Plan and the SERP:

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefits ($) (2)	Payments During Last Fiscal Year ($)
Etienne Snollaerts, CEO	Pension Plan	4.00	$38,353	$0
	SERP	3.33	$659,904	$0
Richard N. Phegley, CFO	Pension Plan	10.00	$98,749	$0
	SERP	10.33	$427,866	$0
André Delolmo	Pension Plan	4.00	$48,281	$0
	SERP	n/a	n/a	n/a
Norah Morley	Pension Plan	7.00	$92,645	$0
	SERP	7.33	$350,864	$0
Zeke Duge	Pension Plan	6.00	$96,830	$0
	SERP	6.25	$399,006	$0
Donald G. Alvarado	Pension Plan	19.25	$217,949	$0
	SERP	15.75	$496,888	$0

(1)	The Pension Plan years of credited service for each of the Named Executive Officers is equal to the years of that individual’s employment with the Company. For the SERP, the years of credited service for each of our Named Executive Officers is equal to the years that Named Executive Officer was an officer of the Company.
(2)	The pension values are the current or present value of the benefits expected to be paid in the future from both the Smart & Final Pension Plan and the SERP. The amount of each future payment is based on the current accrued pension benefit. The actuarial present value was computed as of the same pension plan measurement date used for financial statement reporting purposes with respect to the Company’s audited financial statements for fiscal 2006.

As shown on the table above, at the end of fiscal 2006, Messrs. Snollaerts, Phegley, Delolmo, Ms. Morley and Messrs. Duge and Alvarado had credited approximately four, 10, four, seven, six and 19 years of service, respectively. Moreover, for purposes of the calculation of benefits under the Pension Plan, the annual compensation for fiscal 2006 for each of the Named Executive Officers is their base salary and bonus amounts shown in the Summary Compensation Table for 2006 above, subject to the limitations imposed on tax-qualified plans. In fiscal 2006, tax-qualified plans had a maximum compensation limit of $220,000 and a maximum annual benefit accrual limit of $175,000. None of the Named Executive Officers are currently eligible for early retirement under the plan.

The actuarial assumptions in the table above are the same as those used for Smart & Final’s Annual Report filed on Form 10-K, Note 7 entitled “Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations”, with the exception of the expected retirement age. However, no pre-retirement reductions are used in calculating the pension values. Specific assumptions include:

•	Assumed retirement age: Age 65, the earliest unreduced retirement age as defined in each plan.

•	Discount rate: 6.00% as of December 31, 2006 and 5.75% as of December 31, 2005.

•	Mortality: RP-2000 table, projected for an additional six years without collar adjustment as of December 31, 2006, and the 1994 Group Annuity Mortality table as of December 31, 2005.

Pension Plan. We maintain our Pension Plan for the benefit of our employees who are at least 21 years of age and have been credited with at least one year of eligible service, which is defined as a year with a minimum of 1,000 hours of service. Our employees who are covered by a collective bargaining agreement are not covered by the Pension Plan. The Pension Plan is designed to provide benefits in the event of normal, early, or disability retirement, or in the event of death prior to retirement. The Pension Plan is a non-contributory, tax-qualified defined benefit pension plan, and benefits are calculated on the basis of the participant’s years of service and qualifying average pay including bonuses, overtime, and certain other compensation (but not including amounts to be paid under the Pension Plan or other employee benefit plans). The minimum benefits for certain qualifying participants are at least equal to the accrued benefit which they would have otherwise received under a prior pension plan. A participant becomes 100% vested in the retirement benefit at the end of their fifth year of service.

The pension retirement benefit is calculated as 1.5% of the participant’s final average earnings multiplied by the participant’s years of benefit accrual service as of December 31, 1991 (if applicable), plus 1.0% of the participant’s final average earnings multiplied by the participant’s years of benefit accrual service accrued after December 31, 1991. This amount will be reduced by any monthly benefit attributable to participation in predecessor plans under the United Brotherhood of Teamsters Plan or Thriftimart Inc. and will be exclusive of Social Security supplements, premiums on disability or term insurance, and the value of disability benefits not in excess of the normal retirement benefit. Final average earnings is the highest amount obtainable by averaging the annual earnings of the participant paid in any five consecutive calendar years out of the last 10 calendar years, or the total number of years of employment, if less than 10.

Normal retirement for pension purposes is the later of attaining age 65 or the fifth anniversary date on which the participant commenced participation in the pension plan. The plan provides for an early retirement benefit for participants who have attained both age 55 and have completed at least 10 years of benefit accrual service by his/her termination date.

A reduction percentage of one-half percent of the age 65 benefit amount for each month prior to age 65, will be applied for retirements prior to age 65. A disability termination would entitle the participant to receive their vested benefit without a reduction for retirement prior to age 65. The normal form of retirement benefit is a qualified joint-and-survivor option (if a participant is married) or a single life annuity (if a participant is not married). Optional forms include a joint-and-survivor option, years certain and life income options, and if eligible, a voluntary lump sum option. The participant is responsible for electing a form of benefit prior to the benefit commencement date. No policy exists whereby a participant may be granted additional years of service under the Pension Plan.

Supplemental Executive Retirement Plan. Benefits under the Pension Plan described above are subject to the limitations imposed upon tax-qualified plans as described above under Pension Plan. To provide additional retirement benefits for 16 key salaried employees selected by the Board, we maintain a supplemental non-qualified plan, the Supplemental Executive Retirement Plan or SERP, which provides retirement benefits in excess of the compensation limit and maximum benefit accrual imposed on tax-qualified plans. Benefits under this plan are provided by us without any contribution from the participants. The SERP recognizes deferred amounts of base salary and bonus payments for purposes of determining applicable retirement benefits. A participant is entitled to receive benefits under the SERP at retirement and a designated beneficiary may receive benefits in the event of a participant’s death.

Under the SERP, retirement benefits are provided at a percentage of final average compensation, which is 60% for Mr. Snollaerts, subject to certain provisions of his employment agreement, and for Messrs. Phegley, Duge, Alvarado and Ms. Morley, retirement benefits are provided at 40% of final average compensation. Prior to his resignation from the company, Mr. Delolmo was not selected by the Board to participate in the SERP. The benefit is fully vested in 15 years. Mr. Snollaerts’ vesting schedule is 4% a year and for Messrs. Phegley, Duge, Alvarado and Ms. Morley the vesting schedule is 2.67% a year. With the exception of Mr. Snollaerts, the participants must complete five years of service to receive vesting credit. Final average earnings are determined by the average of the last five calendar years of compensation which includes bonuses and annual base salary (including paid time off). At the end of fiscal 2006, Messrs. Snollaerts, Phegley, Ms. Morley, Messrs. Duge and Alvarado had credited approximately three, 10, seven, six, and 16 years of service, respectively. For purposes of calculation of benefits under the SERP, the compensation for fiscal 2006 for Messrs. Snollaerts, Phegley, Duge, Alvarado and Ms. Morley is the same as the total of their salary and bonus amounts shown in the Summary Compensation Table above.

Normal retirement is at age 65. Participants may retire at age 65 and start receiving their vested benefit in a single life annuity, joint and survivor annuity or a 15 year certain annuity. Early retirement is, at the earliest, at age 55 with 10 years of service, or with five years of service with Board approval. A reduction percentage of one-half percent per month will be applied for each month prior to age 65 that the benefit is started. A disability termination would entitle the participant to receive the vested benefit without a reduction for retirement prior to age 65. The pre-retirement survivor benefit in the event of the employee’s death prior to retirement, disability or termination is equal to two times base salary and target bonus paid in a lump sum to the beneficiary. No policy exists whereby a participant may be granted additional years of service beyond 15 years under the SERP. None of our Named Executive Officers are currently eligible for early retirement under the SERP. Specific assumptions used in calculating our Named Executive Officers benefits under the SERP are:

•	Assumed retirement age: Age 65, the earliest unreduced retirement age as defined in each plan.

•	Discount rate: 6.00% as of December 31, 2006 and 5.75% as of December 31, 2005.

•	Mortality: RP-2000 table, projected for an additional six years without collar adjustment as of December 31, 2006, and the 1994 Group Annuity Mortality table as of December 31, 2005.

We pay all benefits and costs from our general assets. We have created a non-qualified grantor trust whose assets are available to pay benefits and defray expenses; however, the assets of the trust are subject to the claims of our general creditors in the event of our insolvency or bankruptcy. As defined by the plan, a “Change in Control” shall cause the employee to be fully vested in the SERP benefit, which is at the 60% level for Mr. Snollaerts, subject to certain provisions of his Employment Agreement, and at the 40% level for Messrs. Phegley, Duge, Alvarado and Ms. Morley. A “Change in Control” event requires the Company to fully fund the trust in the aggregate amount of fully vested benefits, on a present value basis.

Non-Qualified Deferred Compensation for 2006

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Etienne Snollaerts, CEO	$20,000	$4,950	$2,903	$0	$27,853
Richard N. Phegley, CFO	$87,970	$4,950	$233,515	$0	$1,431,696
André Delolmo	$17,693	$4,379	$130,863	($450,250)	$24,685
Norah Morley	$20,000	$4,950	$175,537	($50,000)	$946,388
Zeke Duge	$30,000	$4,950	$64,166	$0	$237,644
Donald G. Alvarado	$17,500	$0	$152,836	$0	$554,159

(1)	The dollar amount of contributions made by each Named Executive Officer to the Supplemental Deferred Compensation Plan in 2006 are also included in the “Salary” amounts in the Summary Compensation Table on page 21.
(2)	The Company’s contributions are also included in the “All Other Compensation” amounts in the Summary Compensation Table on page 21.

Supplemental Deferred Compensation Plan. We also have a Supplemental Deferred Compensation Plan. In fiscal 2005, we modified the administration of our Supplemental Deferred Compensation Plan to comply in good faith with certain changes in tax laws regarding deferred compensation plans and the Supplemental Deferred Compensation Plan will be timely amended to comply with such changes.

Amounts credited under our Supplemental Deferred Compensation Plan that were earned and vested prior to 2005 are not covered by such changes and will continue to be governed by prior law and the terms of our Supplemental Deferred Compensation Plan in effect on December 31, 2004. Under the Supplemental Deferred Compensation Plan, our employees who earned annual base compensation of at least $100,000 in 2006 are eligible to defer pre-tax up to 100% of their base salary and cash bonus reduced by applicable FICA and Medicare taxes payable by the employee taxes. There is a $2,500 minimum annual deferral requirement under the terms of the Supplemental Deferred Compensation Plan. Eligible employees may also defer shares of restricted stock granted by the Company. Participation is voluntary on an annual basis.

Participant deferrals are credited to a special bookkeeping account in the participant’s name, and earnings on deferrals are indexed to certain investment fund options, which the Compensation Committee has specified to serve as indices for the related investment performance. The Committee may vary the available investments funds from time to time, but not more frequently than quarterly. Participant deferrals are credited as of the first day of the month and the returns are marked to actual earnings on the investments. Investment changes may be made monthly by the participant. Earnings in the Supplemental Deferred Compensation Plan are indexed to a group of nine investment funds; the funds used to determine the earnings for our Supplemental Deferred Compensation Plan are substantially similar to the funds in which our employees’ 401(k) monies are invested.

We pay all benefits and costs from our general assets. We have created a non-qualified grantor trust whose assets are available to pay benefits and defray expenses; however, the assets of the trust are subject to the claims of our general creditors in the event of our insolvency or bankruptcy. In general, participants will receive benefits under the Supplemental Deferred Compensation Plan after retirement. Benefits are paid in one lump-sum payment or a stream of five, ten or fifteen annual payments, depending on a participant’s pre-elected payment option and subject to investment gains or losses. These payments are subject to applicable withholding for taxes. The Supplemental Deferred Compensation Plan permits limited withdrawals prior to retirement. In addition to the general death benefits provided to all of our employees, the Supplemental Deferred Compensation Plan provides its own death benefits in the event of the death, prior to retirement, of a participating employee. As defined by the Plan, a “Change in Control” event requires the Company to fully fund the trust in the aggregate amount of fully vested benefits.

Potential Payments upon Termination or Change-in-Control

All Named Executive Officers are participants in the Long-Term Equity Compensation Plan. At a change in control, any and all options and SARs granted shall become immediately vested and shall remain exercisable for the entire term, which is generally 10 years from grant date for stock options and eight years from grant date for SARs. All restriction periods on restricted shares shall lapse. If terminated due to retirement, all options and SARs will vest and the participant has three years to exercise. All restricted stock will vest in accordance with the original award under a normal retirement. If the Named Executive Officer’s retirement is a qualified early retirement, then the restricted stock will vest on a prorated basis. Termination due to death will cause all unvested options and SARs to immediately vest and shall remain exercisable for the earlier of the entire term, generally 10 years from grant date for stock options and eight years from grant date for SARs, or three years from date of termination, restricted stock will vest on a prorated basis. For termination due to disability, restricted stock will vest on a prorated basis, and options and SARs (or the portions thereof) which have not yet vested will terminate. Otherwise, at termination, unvested options and SARs will be forfeited and the participant will have 90 days to exercise vested options and SARs.

With the exception of Mr. Delolmo, all Named Executive Officers are participants in the SERP. The standard benefit is 60% of Final Average Earnings for the Chief Executive Officer, 50% of the Final Average Earnings for Executive Vice Presidents, and 40% of Final Average Earnings for Senior Vice Presidents. The benefit vesting schedule is 15 years, with a 5 year minimum, at a rate of 1/15 per year. If a termination occurs prior to full vesting (less than 15 years), the participant is eligible for the vested benefit at retirement and forfeits the unvested balance. The current values of the SERP benefits for the Named Executive Officers are listed on the Pension Benefits for 2006 table on page 28. At a change in control, the remaining unvested benefit will immediately vest to the 15 year level. Final Average Earnings is defined as base salary, including paid time off benefits, and bonus. Normal retirement is age 65 and early retirement is at age 55 with 10 years of service with a reduction of 6% a year for each year below age 65. If a SERP participant’s employment is terminated due to death, the beneficiary is entitled to a pre-retirement survivor benefit which is equal to two times current compensation (calculated at annual base salary and 100% of the annual bonus opportunity), payable in the form of a lump sum to the beneficiary.

With the exception of Mr. Delolmo, all Named Executive Officers are participants in the Amended and Restated 2004 Executive Severance Plan. Executives who are terminated for reasons other than for cause are eligible for severance benefits. The Executive Severance Plan participants may be in Tier I or Tier II. Tier II provides severance of 12 months base salary, or a month’s base salary for each year of service, capped at 18 months, whichever is greater and Tier I provides severance of 24 months base salary. Severance is not available to executives who are terminated for cause or who voluntarily terminate their employment. All of the medical benefits received by an officer during employment are continued during the severance period. Mr. Snollaerts and Ms. Morley are Tier I participants and Messrs. Phegley, Duge and Alvarado are Tier II participants. In the event of a change in control, the executive may also resign for good reason and be eligible for the severance benefit.

As provided in the Executive Severance Plan and Mr. Snollaerts’ Employment Agreement, if within six months prior to or 24 months following the effective date of a “change in control” (as defined in the plan) Mr. Snollaerts’ employment is terminated by us without “cause” or by Mr. Snollaerts for “good reason” (each as defined in the plan), he will be entitled to receive severance benefits payable to a Tier I participant, subject to the following additions and modifications: Mr. Snollaerts will also be entitled to (1) any accrued but unpaid bonus for the year preceding the year of termination, (2) additional service and compensation credit under our SERP, for 24 months following such termination, (3) continued participation in all our fringe and other benefit plans on the same after-tax basis as during his active employment, except certain benefits, including life and accidental insurance, employee assistance long-term disability, paid time off, equity award, 401(k) and pension, may be excluded to the extent permitted by applicable law or the plan terms and (4) continued medical, dental and life insurance through the earlier of the end of the 24-month period following his termination or until he becomes eligible for welfare benefits from a subsequent employer. If he accepts a position with Groupe Casino within six months of his termination, then he will not receive any benefits under our Executive Severance Plan. As indicated in our Definitive Proxy Statement, on Schedule 14A filed with the SEC on April 27, 2007, which requests our stockholders to approve and adopt an Agreement and Plan of Merger with affiliates of Apollo Management, L.P. (“Apollo”), Apollo has informed us that following the merger, Mr. Snollaerts will cease to be our President and Chief Executive Officer and will not remain with the surviving corporation. If Mr. Snollaerts is terminated following the change in control, he will receive a severance benefit as described above. In addition, Mr. Snollaerts’ SERP benefit will vest at 60% of his final average earnings, and he will be eligible to receive payments at age 55 subject to the reduction percentage of one-half percent of the age 65 benefit, for each month of retirement prior to age 65 (an overall reduction of 60% of the age 65 amount, for a retirement at age 55). If Mr. Snollaerts is terminated, he will be eligible to receive a lump sum distribution of his deferred compensation in the Directors Deferred Compensation Plan and the Supplemental Deferred Compensation Plan (subject to any required delay in distribution as may be required by IRS regulations). Following termination, under the Long-Term Equity Compensation Plan, all of Mr. Snollaerts’ unvested options, SARs, and restricted stock will vest.

All Named Executive Officers participate in a long-term disability plan that provides a benefit at 66.6% of the executive officer’s base salary up to $20,000 a month. All Named Executive Officers participate in the Supplemental Deferred Compensation Plan (SDCP) and deferrals are distributed in lump sum at pre-retirement termination or at the participant’s pre-selected retirement distribution method under a termination at retirement age. If the termination is due to death, in addition to the lump sum distribution of the account balance, the beneficiary would be entitled to an amount equal to twice the participant’s actual deferrals (exclusive of any earnings). See further description of this plan under Supplemental Deferred Compensation Plan on page 31.

Potential Payments Upon Termination. In the discussion that follows, payments and other benefits payable upon various termination and change in control situations are set out as if the conditions for payments had occurred and the terminations took place on December 31, 2006 (with the exception of Mr. Delolmo whose payments and other benefits are set forth as of his actual date of resignation on October 31, 2006), and are based on the closing market price of the Company’s common stock on December 29, 2006 (the last trading day of the year) which was $ 18.90. The amounts set forth below are estimates of the amounts which were or would have been paid to each named executive officer upon his or her termination or a change in control. The actual amounts to be paid out can be determined only at the time of such Named Executive Officer’s separation from the Company or an actual change in control. The disclosures below do not take into consideration any requirements under Section 409A of the Internal Revenue Code which could affect, among other things, the timing of payments and distributions.

The following payments and benefits, which are potentially available to all full-time salaried employees when their employment terminates, are not included in the amounts shown below:

•	Amounts vested under the Pension Plan and SERP as shown on page 28 on the Pension Benefits for 2006 table for Named Executive Officers’ balances as of year end.

•	Amounts vested under the Supplemental Deferred Compensation Plan, or SDCP, as shown on the Nonqualified Deferred Compensation for 2006 table on page 31.

•

Annual non-equity incentive compensation earned as of year end. Any plan participant who leaves on or after that date for any reason is entitled to such amounts when payment is made in the first quarter of the following year. The amounts that were earned in 2006 by the Named Executive Officers are included in the Summary Compensation Table on page 21.

•	Medical benefits are available to all eligible employees during certain periods of disability.

•	The Company will pay all terminated employees their salary and accrued vacation through the effective date of termination.

Etienne Snollaerts. Potential payments to Mr. Snollaerts are governed by his 2006 employment agreement, dated May 17, 2006, which provides that he will be employed as Chief Executive Officer and as a member of the Board until May 17, 2010. The following is a summary of the payments and benefits he would have been entitled to receive if the event specified occurred as of December 31, 2006:

•	Termination upon Retirement. Mr. Snollaerts is not eligible for normal or early retirement as he was not at least 55 years old on December 31, 2006.

•

Termination upon Disability. If Mr. Snollaerts’ employment were terminated due to disability, he would be eligible for Long-Term Disability payments of $20,000 a month. The value of accelerating vesting on restricted stock is $1,250,548.

•	Termination upon Death. If Mr. Snollaerts’ employment were terminated by reason of his death, his beneficiary would be entitled to the following:

1.	Company provided life insurance at $1,500,000.

2.	SERP Pre-retirement Survivor Benefit at $3,080,000.

3.	SDCP death benefit payment at $74,315.

4.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $2,286,865.

•	Termination for Cause or Voluntary Resignation. If Mr. Snollaerts’ employment were terminated either by the Company for cause or by Mr. Snollaerts, there would be no additional payments or benefits.

•

Involuntary Termination without Cause and prior to a Change in Control. If Mr. Snollaerts were involuntary terminated without cause and prior to a change in control, and he did not return to the employment of Groupe Casino within six months following such termination, Mr. Snollaerts would receive the following severance benefits:

1.	Continued regular payments of base salary for 12 months for a total value of $770,000.

2.	A continuation of the welfare benefits of medical, dental and vision insurance, and group term life through the earlier of (1) the end of 12 months or (2) until the Mr. Snollaerts obtains eligibility of welfare benefits from a subsequent employer for a potential total value of $21,833.

3.	Outplacement services valued up to $115,500.

•

Involuntary Termination without Cause and following a Change in Control. If a change of control had occurred and Mr. Snollaerts were involuntarily terminated or he terminated employment for good reason, and he did not return to the employment of Groupe Casino within six months following such termination, then he would receive the following:

1.	Lump sum payment of base salary for 24 months for a total value of $1,540,000.

2.	A continuation of the welfare benefits of medical, dental and vision insurance, and group term life through the earlier of (1) the end of 24 months or (2) until Mr. Snollaerts obtains eligibility of welfare benefits from a subsequent employer for a potential total value of $43,666.

3.	Outplacement services valued up to $115,500.

4.	Lump sum payment in an amount equal to two times Mr. Snollaerts’ average annual bonus earned over the last three full fiscal years for a payment of $954,167.

5.	A continuation of the financial planning and tax services provided by the Company to Mr. Snollaerts for one year valued up to $15,000.

6.	SERP accelerated vesting to 60% of final average earnings. The present day value of this accelerated vesting is $2,300,051.

7.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $4,501,311.

8.	280G gross-up including excise tax with a value of $2,890,612.

•	Change in Control without Termination. If a change of control had occurred and Mr. Snollaerts remained employed with the company, then he would receive the following:

1.	SERP accelerated vesting to 60% of final average earnings. The present day value of this accelerated vesting is $2,107,256.

2.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $4,501,311.

Richard N. Phegley. The following is a summary of the payments and benefits he would have been entitled to receive if the event specified occurred as of December 31, 2006:

•	Termination upon Retirement. Mr. Phegley is not eligible for normal or early retirement as he was not at least 55 years old on December 31, 2006.

•

Termination upon Disability. If Mr. Phegley’s employment were terminated due to disability, he would be eligible for Long-Term Disability payments of $16,650 a month. The value of accelerating vesting on restricted stock is $88,200.

•	Termination upon Death. If Mr. Phegley’s employment were terminated by reason of his death, his beneficiary would be entitled to the following:

1.	Company provided life insurance at $600,000.

2.	SERP Pre-retirement Survivor Benefit at $960,000.

3.	SDCP death benefit payment at $2,824,947.

4.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $464,949.

•	Termination for Cause or Voluntary Resignation. If Mr. Phegley’s employment were terminated either by the Company for cause or by Mr. Phegley, there would be no additional payments or benefits.

•

Involuntary Termination without Cause and prior to a Change in Control. If Mr. Phegley were involuntary terminated without cause and prior to a change in control, Mr. Phegley would receive the following severance benefits:

1.	Continued regular payments of base salary for 12 months for a total value of $300,000.

2.	A continuation of the welfare benefits of medical, dental and vision insurance, and group term life through the earlier of (1) the end of the 12 months or (2) until the Mr. Phegley obtains eligibility of welfare benefits from a subsequent employer for a potential total value of $21,231.

3.	Outplacement services valued up to $45,000.

•

Involuntary Termination without Cause and following a Change in Control. If a change of control had occurred and Mr. Phegley were involuntarily terminated or he terminated employment for good reason, he would receive the following:

1.	Lump sum payment of base salary for 12 months for a total value of 300,000.

2.	A continuation of the welfare benefits of medical, dental and vision insurance, and group term life through the earlier of (1) the end of 12 months or (2) until Mr. Phegley obtains eligibility of welfare benefits from a subsequent employer for a potential total value of $21,231.

3.	Outplacement services valued up to $45,000.

4.	Lump sum payment in an amount equal to the average annual bonus earned over the last three full fiscal years for a payment of $171,220.

5.	A continuation of the financial planning and tax services provided by the Company to Mr. Phegley for one year valued up to $5,000.

6.	SERP accelerated vesting to 40% of final average earnings. The present day value of this accelerated vesting is $246,600.

7.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $698,049.

8.	280G gross-up including excise tax with a value of $379,549.

•	Change in Control without Termination. If a change of control had occurred and Mr. Phegley remained employed with the Company, then he would receive the following:

1.	SERP accelerated vesting to 40% of final average earnings. The present day value of this accelerated vesting is $209,425.

2.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $698,049.

André Delolmo. Mr. Delolmo voluntarily resigned his employment with the Company as of October 31, 2006. His unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year

End table on page 25 were immediately vested and all restrictions lapsed on restricted stock for an accelerated vesting value of $686,883.

Norah Morley. The following is a summary of the payments and benefits she would have been entitled to receive if the event specified occurred as of December 31, 2006:

•	Termination upon Retirement. Ms. Morley is not eligible for normal or early retirement as she was not at least 55 years old with 10 years of service on December 31, 2006.

•

Termination upon Disability. If Ms. Morley’s employment were terminated due to disability, she would be eligible for Long-Term Disability payments of $18,315 a month. The value of accelerating vesting on restricted stock is $69,040.

•	Termination upon Death. If Ms. Morley’s employment were terminated by reason of her death, her beneficiary would be entitled to the following:

1.	Company provided life insurance at $660,000.

2.	SERP Pre-retirement Survivor Benefit at $990,000.

3.	SDCP death benefit payment at $1,956,851.

4.	The value of the accelerated vesting for options, SARs and restricted stock is $363,669.

•	Termination for Cause or Voluntary Resignation. If Ms. Morley’s employment were terminated either by the Company for cause or by Ms. Morley, there would be no additional payments or benefits.

•

Involuntary Termination without Cause and prior to a Change in Control. If Ms. Morley were involuntary terminated without cause and prior to a change in control, she would receive the following severance benefits:

1.	Continued regular payments of base salary for 12 months for a total value of $330,000.

2.	A continuation of the welfare benefits of medical, dental and vision insurance, and group term life through the earlier of (1) the end of the 12 months or (2) until Ms. Morley obtains eligibility of welfare benefits from a subsequent employer for a potential total value of $16,736.

3.	Outplacement services valued up to $49,500.

4.	Ms. Morley has an agreement with the Company that she would qualify for early retirement under the Long-Term Equity Compensation Plan, SERP and SDCP.

a.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $543,486.

•

Involuntary Termination without Cause and following a Change in Control. If a change of control had occurred and Ms. Morley were involuntarily terminated or she terminated employment for good reason, she would receive the following:

1.	Lump sum payment of base salary for 24 months for a total value of $660,000.

2.	A continuation of the welfare benefits of medical, dental and vision insurance, and group term life through the earlier of (1) the end of the 24 months or (2) until the Ms. Morley obtains eligibility of welfare benefits from a subsequent employer for a potential total value of $34,420.

3.	Outplacement services valued up to $49,500.

4.	Lump sum payment in an amount equal to two times the average annual bonus earned over the last three full fiscal years for a payment of $270,500.

5.	A continuation of the financial planning and tax services provided by the Company for one year valued up to $5,000.

6.	SERP accelerated vesting to 40% of final average earnings. The present day value of this accelerated vesting is $635,831.

7.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $543,486.

8.	280G gross-up including excise tax with a value of $810,338.

•	Change in Control without Termination. If a change of control had occurred and Ms. Morley remained employed with the company, then she would receive the following:

1.	SERP accelerated vesting to 40% of final average earnings. The present day value of this accelerated vesting is $455,944.

2.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $543,486.

Zeke Duge. The following is a summary of the payments and benefits he would have been entitled to receive if the event specified occurred as of December 31, 2006:

•	Termination upon Retirement. Mr. Duge is not eligible for normal or early retirement as he was not at least 55 years old with 10 years of service on December 31, 2006.

•

Termination upon Disability. If Mr. Duge’s employment were terminated due to disability, he would be eligible for Long-Term Disability payments of $16,581 a month. The value of accelerating vesting on restricted stock is $56,173.

•	Termination upon Death. If Mr. Duge’s employment were terminated by reason of his death, his beneficiary would be entitled to the following:

1.	Company provided life insurance at $597,500.

2.	SERP Pre-retirement Survivor Benefit at $869,250.

3.	SDCP death benefit payment at $313,208.

4.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $278,336.

•	Termination for Cause or Voluntary Resignation. If Mr. Duge’s employment were terminated either by the Company for cause or by Mr. Duge, there would be no additional payments or benefits.

•

Involuntary Termination without Cause and prior to a Change in Control. If Mr. Duge were involuntary terminated without cause and prior to a change in control, he would receive the following severance benefits:

1.	Continued regular payments of base salary for 12 months for a total value of $298,750.

2.	A continuation of the welfare benefits of medical, dental and vision insurance, and group term life through the earlier of (1) the end of the 12 months or (2) until Mr. Duge obtains eligibility of welfare benefits from a subsequent employer for a potential total value of $17,941.

3.	Outplacement services valued up to $44,813.

•

Involuntary Termination without Cause and following a Change in Control. If a change of control had occurred and Mr. Duge were involuntarily terminated or he terminated employment for good reason, he would receive the following:

1.	Lump sum payment of base salary for 12 months for a total value of 298,750.

2.	A continuation of the welfare benefits of medical, dental and vision insurance, and group term life through the earlier of (1) the end of the 12 months or (2) until Mr. Duge obtains eligibility of welfare benefits from a subsequent employer for a potential total value of $17,941.

3.	Outplacement services valued up to $44,813.

4.	Lump sum payment in an amount equal to his average annual bonus earned over the last three full fiscal years for a payment of $131,174.

5.	A continuation of the financial planning and tax services provided by the Company to Mr. Duge for one year valued up to $5,000.

6.	SERP accelerated vesting to 40% of final average earnings. The present day value of this accelerated vesting is $717,052.

7.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $426,907.

8.	280G gross-up to cover excise tax with a value of $491,593.

•	Change in Control without Termination. If a change of control had occurred and Mr. Duge remained employed with the company, then he would receive the following:

1.	SERP accelerated vesting to 40% of final average earnings. The present day value of this accelerated vesting is $680,832.

2.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $426,907.

Donald G. Alvarado. The following is a summary of the payments and benefits he would have been entitled to receive if the event specified occurred as of December 31, 2006:

•	Termination upon Retirement. Mr. Alvarado is not eligible for normal or early retirement as he was not at least 55 years old on December 31, 2006.

•

Termination upon Disability. If Mr. Alvarado’s employment were terminated due to disability, he would be eligible for Long-Term Disability payments of $16,095 a month. The value of accelerating vesting on restricted stock is $54,335.

•	Termination upon Death. If Mr. Alvarado’s employment were terminated by reason of his death, his beneficiary would be entitled to the following:

1.	Company provided life insurance at $580,000.

2.	SERP Pre-retirement Survivor Benefit at $870,000.

3.	SDCP death benefit payment at $839,902.

4.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $327,121.

•	Termination for Cause or Voluntary Resignation. If Mr. Alvarado’s employment were terminated either by the Company for cause or by Mr. Alvarado, there would be no additional payments or benefits.

•

Involuntary Termination without Cause and prior to a Change in Control. If Mr. Alvarado were involuntary terminated without cause and prior to a change in control, he would receive the following severance benefits:

1.	Continued regular payments of base salary for 18 months for a total value of $435,000.

2.	A continuation of the welfare benefits of medical, dental and vision insurance, and group term life through the earlier of (1) the end of the 18 months or (2) until the Mr. Alvarado obtains eligibility of welfare benefits from a subsequent employer for a potential total value of $32,612.

3.	Outplacement services valued up to $43,500.

•

Involuntary Termination without Cause and following a Change in Control. If a change of control had occurred and Mr. Alvarado were involuntarily terminated or he terminated employment for good reason, he would receive the following:

1.	Lump sum payment of base salary for 18 months for a total value of $435,000.

2.	A continuation of the welfare benefits of medical, dental and vision insurance, and group term life through the earlier of (1) the end of the 18 months or (2) until the Mr. Alvarado obtains eligibility of welfare benefits from a subsequent employer for a potential total value of $32,612.

3.	Outplacement services valued up to $43,500.

4.	Lump sum payment in an amount equal to 1 1/2 times the average annual bonus earned over the last three full fiscal years for a payment of $132,935.

5.	A continuation of the financial planning and tax services provided by the Company to Mr. Alvarado for one year valued up to $5,500 with a tax gross-up.

6.	SERP accelerated vesting to 40% of final average earnings. The present day value of this accelerated vesting is $31,531.

7.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $413,744.

8.	Mr. Alvarado would not have a 280G gross-up.

•	Change in Control without Termination. If a change of control had occurred and Mr. Alvarado remained employed with the company, then he would receive the following:

1.	Unvested options, SARs and restricted stock as listed on the Outstanding Equity Awards at 2006 Fiscal Year End table on page 25 will immediately vest and all restrictions will lapse on restricted stock for an accelerated vesting value of $413,744.

Director Compensation for 2006

Name	Fees Earned or Paid in Cash (1)		Stock Awards (2)		Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Pascal Announ	$5,000	(4)	0		0	0	0	0		$5,000
L. Hakim Aouani	$89,137	(5)	0		0	0	0	0		$89,137
Thierry Bourgeron	$54,527	(6)	0		0	0	0	0		$54,527
Timm F. Crull	$71,527	(7)	$38,664	(8)	$16,527	0	0	0		$126,718
David J. McLaughlin	$27,874	(9)	0		0	0	0	0		$27,874
David L. Meyers	$75,733	(10)	$72,502	(8)	0	0	0	0		$148,235
Joël-André Ornstein	$53,027	(11)	0		$2,229	0	0	0		$55,256
Ross E. Roeder	$201,555	(12)	0	(13)	$6,219	0	0	$84,200	(14)	$310,638
Etienne Snollaerts (15)	n/a		n/a		n/a	n/a	n/a	n/a		n/a
Stephen E. Watson	$125,527	(16)	$18,664	(13)	$51,667	0	0	0		$195,858

(1)	Cash compensation for board and committee meeting attendance, retainers and service as a committee chairman. Mr. Roeder as our non-executive Chairman receives twice the annual cash and equity retainer paid to our other directors.
(2)	The amounts in the “Stock Awards” column include the compensation cost for 2006 related to stock awards granted in 2006 and in prior years, computed in accordance with FAS 123(R), See Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, regarding assumptions underlying valuation of equity awards.
(3)	The amounts in the “Option Awards” column include the compensation cost for 2006 related to option awards granted in 2006 and in prior years, computed in accordance with FAS 123(R). See Note 12 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, regarding assumptions underlying valuation of equity awards.
(4)	Annual retainer fee prorated from January 1, 2006 to Mr. Announ’s resignation on February 22, 2006.
(5)	Annual retainer fee of $38,137 prorated based on date Mr. Aouani joined our Board, February 22, 2006, and total meeting fees of $51,000.
(6)	Annual retainer fee of $42,527 and total meeting fees of $12,000.
(7)	Annual retainer fee of $42,527, Compensation Committee stipend of $5,000 and total meeting fees of $24,000. This amount was deferred by Mr. Crull in our Directors’ Deferred Compensation Plan.
(8)	Grant of annual stock retainer to Messrs. Crull and Meyers of 1,166 shares of common stock, each, valued at the NYSE closing price on the date of grant, June 1, 2006 of $17.14. Both Mr. Crull and Mr. Meyers deferred their entire annual equity retainer in our Directors’ Deferred Compensation Plan.
(9)	Annual retainer fee of $11,374, prorated from Mr. McLaughlin’s resignation on May 17, 2006 and total meeting fees of $16,500.
(10)	Includes annual retainer fee of $31,233 prorated based on date Mr. Meyers joined our Board, May 17, 2006, Audit Chairman stipend of $10,000, and total meeting fees of $34,500.
(11)	Annual retainer fee of $42,527 and total meeting fees of $10,500.
(12)	Annual retainer fee of $135,055 (including $40,000 for his annual stock retainer award); Corporate Governance Committee stipend of $5,000, total meeting fees of $61,500.
(13)	Mr. Roeder and Mr. Watson both elected to receive their annual stock retainer award in cash ($40,000 for Mr. Roeder and $20,000 for Mr. Watson).
(14)	Consulting fees of $60,000, club dues of $16,500, and a car allowance of $7,700.
(15)	Mr. Snollaerts does not receive any compensation for his services on our Board; for his compensation received for his services as our President and Chief Executive Officer, please refer to the tables and discussions of executive compensation above.
(16)	Annual retainer fee of $62,527 (including $20,000 for his annual stock retainer award) and total meeting fees of $63,000.

Director Compensation and Director Stock Plans. During fiscal 2006, both cash payments and shares of our common stock were used to compensate each of our non-employee directors. For fiscal 2006, our non-employee directors were paid an annual cash fee of $30,000. Our non-executive chairman, Mr. Roeder, receives twice the annual cash retainer, or $60,000. This annual fee is paid in quarterly installments in advance at the beginning of each calendar quarter. Our non-employee directors also received $1,500 in cash for each Board meeting and each committee meeting attended, whether attendance was in person or telephonically. In addition, the Chairman of the Audit Committee, Mr. Meyers, received an additional payment of $10,000 per year and the Chairman of the Compensation Committee and the Chairman of the Corporate Governance Committee, Mr. Crull and Mr. Roeder, respectively, each received an additional payment of $5,000 per year. We also reimburse our directors for the expenses they incur in attending meetings in person. Mr. Snollaerts who is our President and Chief Executive Officer is not compensated for his services as a member of our Board or any committee of the Board.

In addition to the cash payments described above, our non-employee directors that are also not affiliated with Groupe Casino receive an annual equity retainer in the form of common stock as well as equity compensation in the form of options or restricted stock under our Long-Term Equity Compensation Plan for Non-Employee Directors which was approved by our stockholders on May 20, 2005. This plan is referred to herein as our 2005 Non-Employee Director Stock Plan. The Corporate Governance Committee has discretionary authority under our 2005 Non-Employee Director Stock Plan to make equity awards to non-employee directors.

In 2004, our Board determined that the equity compensation paid to our directors would only be paid to those directors that were not affiliated with Groupe Casino. At the Corporate Governance Committee Meeting held on May 16, 2006, the Committee determined that: (i) all of our eligible directors may elect on the date of the grant to receive the value of the equity retainer in cash; (ii) in lieu of the Committee’s past practice of granting to each of the eligible directors an award of 4,000 stock options, they would receive an annual equity grant of restricted stock with a one year vesting period valued at $32,000 on the date of grant; (iii) each new outside director that is appointed to our Board would receive, in place of our past practice of granting an award of 22,000 stock options, an award of restricted stock with a one year vesting and valued at $58,000 on the date of the award; and (iv) a non-executive director who is serving as the Chairman of our Board would be entitled to twice the annual retainer fee paid to the other directors (both the cash and equity). Based on the above referenced policies adopted by the Corporate Governance Committee at its Meeting held on May 16, 2006, Messrs. Crull and Meyers each received 1,166 shares of our common stock, representing their annual equity retainer. Messrs. Watson and Roeder elected to receive their annual equity retainer in cash; Mr. Watson received $20,000 and Mr. Roeder, who serves as our non-executive Chairman of the Board, received $40,000. Messrs. Crull, Meyers, Roeder and Watson each received an additional equity grant of restricted stock in the amount of 1,866 shares. These shares of restricted stock have a vesting date of May 31, 2007, and were valued as of the closing value on the date of the award (June 1, 2006) at $17.14 per share. Mr. Meyers was first elected to our Board on May 17, 2006, thus in keeping with our policy, he received a new director grant of 3,383 shares of restricted stock, with a vesting date of June 1, 2007, and were valued as of the closing value on the date of the award (May 31, 2006), at $17.14 per share.

We also have a Directors Deferred Compensation Plan (“Deferred Plan”), which we modified in fiscal 2005 to ensure good faith compliance with the change in the ERISA laws regarding deferred compensation plans. This Deferred Plan allows our non-employee directors to defer on a pre-tax basis up to 100% of their cash fees (with a minimum annual deferral of $2,500), as well as any shares of our common stock received as compensation for services as a director. Participation in the Deferred Plan is voluntary on an annual basis. Deferrals of cash amounts are credited to a special bookkeeping account in the non-employee director’s name, and earnings on deferrals are indexed to certain investment fund options. Deferrals of shares of our common stock are held within the Deferred Plan, for the benefit of the deferring director’s account and are not redeemable for cash. We pay all benefits and costs from our general assets. We have created a non-qualified grantor trust whose assets will be used to pay benefits and defray expenses; however, the assets of the trust are subject to the claims of our general creditors in the event of our insolvency or bankruptcy. In general, participants will receive benefits under the Deferred Plan after retirement. Benefits are paid in one lump-sum payment or a stream of five, ten or fifteen annual payments, depending on a director’s pre-elected payment option. The Deferred Plan permits limited withdrawals prior to retirement. The Deferred Plan also provides additional death benefits in the event of death prior to retirement. During fiscal 2006, three directors participated in the Deferred Plan.

Roeder Consulting Agreement.

On May 19, 2005, we entered into a consulting agreement with Mr. Roeder, our Non-Executive Chairman, which provides that Mr. Roeder may provide consulting services for us for up to 50 days during the period of June 1, 2005 through June 1, 2006. On January 30, 2007, the consulting agreement was amended, with an effective date of June 1, 2006, to extend the term of the consulting agreement from June 1, 2006 through the later of (i) the conclusion of our strategic alternatives assessment process or (ii) June 1, 2007.

The specific services to be provided by Mr. Roeder under the consulting agreement are at the discretion of our Chief Executive Officer. As compensation under the consulting agreement, Mr. Roeder receives a per diem of $2,500 for each day on which services are performed, along with reimbursement of out-of-pocket expenses and an automobile allowance. All of the compensation paid to Mr. Roeder under his consulting agreement with us is included in the Directors Compensation table along with the compensation Mr. Roeder receives as our Non-Executive Chairman.

Compensation Committee Interlocks and Insider Participation

Please refer to Item 13. Certain Relations and Related Transactions, and Director Independence on page 47, below for disclosure regarding our Compensation Committee required by Item 407 (e)(4) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of Company common stock as of April 19, 2007, for each of the directors and named executive officers of the Company, all directors and executive officers as a group, and each person who holds five percent or more of Company common stock as of April 19, 2007.

Name	Numbers of Shares Owned (1)	Right to Acquire (2)	Restricted Shares (3)	Beneficial Ownership Total (3)	Percent of Outstanding Shares
Directors and Executive Officers
Donald G. Alvarado	31,359	145,434	10,333	187,126	*
L. Hakim Aouani	0	0	0	0	*
Thierry Bourgeron	0	0	0	0	*
Timm F. Crull	15,760	16,001	1,866	33,627	*
André Delolmo	—	—	—	—	—
Zeke Duge	25,000	142,000	10,833	177,833	*
David L. Meyers	1,166	0	5,249	6,415	*
Norah Morley	24,000	172,667	13,167	209,834	*
Joël-André Ornstein	8,202	38,500	0	46,702	*
Richard N. Phegley	28,979	190,667	17,000	236,646	*
Ross E. Roeder	233,000	101,334	1,866	336,200	1.0%
Etienne Snollaerts	76,890	315,167	123,333	515,390	1.6%
Stephen E. Watson	1,839	16,334	1,866	20,039	*
All directors and executive officers as a group (19 persons)	530,329	1,701,905	232,880	2,465,114	7.3%
5% Holders
Casino Guichard-Perrachon S.A. (4)	17,584,060	—		17,584,060	54.9%
Dimensional Fund Advisors LP (5)	1,656,060	—		1,656,060	5.2%
Reed Conner & Birdwell LLC (6)	2,254,524	—		2,254,524	7.0%

*	Less than 1%
(1)	Includes shares for which the named person or entity has sole voting and investment power, has shared voting and investment power with a spouse or a related entity, or holds in a profit sharing or IRA account for the named individual or the members of his immediate family or under the Company’s Directors Deferred Compensation Plan or the Company’s Supplemental Deferred Compensation Plan. Excludes shares of restricted stock holdings, or shares that may be acquired through stock option exercises.
(2)	Shares that can be acquired through stock options that may be exercised through June 18, 2007. Such shares are deemed outstanding for computing the shares and percentage ownership of the person holding such stock options, but are not deemed outstanding for computing the percentage ownership of any other person or entity.
(3)	Shares subject to a vesting schedule, forfeiture risk and other restrictions.
(4)	Groupe Casino, as the owner of approximately 99% of the capital stock of Casino USA, may be deemed to beneficially own such shares. The address of Casino USA is 600 Citadel Drive, Commerce, California 90040, and the address of Groupe Casino is 24, rue de la Montat, 42008 St.-Etienne Cedex 2, France. Rallye is a publicly traded French joint stock corporation and holds more than 50% of the voting interest in Groupe Casino. Mr. Jean-Charles Naouri, through intermediary companies, indirectly controls more than 50% of the voting interest in Rallye. This note (4) is based on Amendment No. 5 to Schedule 13D filed by Casino USA on May 25, 2000 and prior reports, and on information provided to the Company by Groupe Casino.
(5)	The address for Dimensional Fund Advisors, LP is 1299 Ocean Ave., Santa Monica, CA 90401. The information in the table above and in this note (5) is based on Schedule 13G/A filed with the SEC by Dimensional Fund Advisors, LP on February 9, 2007.
(6)	The address for Reed Conner & Birdwell LLC is 11111 Santa Monica Blvd., Suite 1700, Los Angeles, CA 90025. The information in the table above and in this note (6) is based on Schedule 13G filed with the SEC by Reed Conner & Birdwell LLC on February 14, 2007.

Equity Compensation Plans. The table below contains certain information relating to our equity compensation plans as of December 31, 2006, our most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
Stock Incentive Plan(1)	110,831	$11.6481	0
Long–Term Equity Compensation Plan(2)	2,822,691	$10.3519	1,680,041
1996 Non-Employee Director Stock Plan(3)	182,500	$8.2885	0
2005 Non-Employee Director Stock Plan(4)	16,000	$10.8700	345,821
Total	3,132,022	$10.2828	2,025,862

(1)	The Stock Incentive Plan expired in June 2001 and all options granted under this plan will expire on or before February 20, 2011.
(2)	The remaining shares available for future issuance under the Long-Term Equity Compensation Plan are available for grant as restricted stock awards, stock options, stock appreciation rights and other stock-based incentives. The number of shares available for awards under the Long-Term Equity Compensation Plan increases automatically each year by the number of shares issued by reason of awards being exercised and in the case of restricted stock, vesting during the previous plan fiscal year. Each option granted under the Long-Term Equity Compensation Plan provides for a term of ten years and reflects an exercise price equal to the fair market value of our common stock as of the date of grant.
(3)	The shares under the 1996 Non-Employee Director Stock Plan were available for award to our non-employee directors that were not employed with Groupe Casino at the time of the award, including an annual formula grant on May 1 equal to the quotient of $20,000 divided by the fair market value of our common stock on the date of award, grants of restricted stock and an annual grant of stock options, as determined by the Board. The 1996 Non-Employee Director Stock Plan expired on February 22, 2005, thus no shares have been awarded from this plan since fiscal 2004.
(4)	The number of shares available for award under the 2005 Non-Employee Director Stock Plan increases automatically each year by the number of shares issued by reason of awards being exercised and in the case of restricted stock, vesting during the previous fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee generally makes decisions on compensation of our executive officers and our Chief Executive Officer. All such decisions relating to the compensation of executive officers are reviewed, and during the fiscal year ended December 31, 2006 were approved without change, by our full Board. Our Compensation Committee consists of Messrs. Bourgeron, Crull, Meyers and Roeder, with Mr. Crull serving as the Chairman of the committee. Mr. Meyers was appointed to the Compensation Committee at the meeting of our Board in May 2006, held after the 2006 Annual Meeting of Stockholders. Messrs. Bourgeron and Roeder were appointed to the Compensation Committee at the meeting of the Board in May 2005, held after the 2005 Annual Meeting of Stockholders. Mr. Roeder formerly served as our President from January 1999 until September 2003 and as our Chief Executive Officer from January 1999 until May 2004.

Related Party Transaction Policy. Related Party Transactions are transactions in which Smart & Final is a participant, the amount exceeds $120,000, and a related party has or will have a direct or indirect material interest. Related Parties are defined as our Directors (including anyone that is nominated to serve as a director), executive officers, and any shareholder owning 5% or more of our stock (excluding shareholders which report their holdings on Schedule 13G) and the immediate family members of the individuals listed above. We will review all potential Related Party Transactions to determine if they are subject to the policy. If so, the transaction will be referred for approval and ratification to our General Counsel and/or our Corporate Governance Committee. In determining whether to approve the Related Party Transaction, the appropriate decision-makers will consider, among other items, the fairness of the proposed transaction, whether there are business reasons to proceed, and whether the transaction would impair the independence of an outside director or present an improper conflict of interest for a director, executive officer or greater than 5% shareholder. Transactions that are approved by our General Counsel will be reported to the Corporate Governance Committee at its next meeting. The Corporate Governance Committee has the authority to either agree with or overrule the General Counsel’s decision regarding whether the Company should engage in the Related Party Transaction. We send all of our executive officers and directors a questionnaire annually to ensure that they are aware of our related party transaction policy.

The SEC rules require that we identify any Related Party Transactions that do not require review, approval or ratification under our policy or any situations where such policies and procedures have not been followed. There were no situations where our policies and procedures have not been followed. When Mr. Meyers was first considered for service as a director on our Board, the Corporate Governance Committee reviewed both his qualifications as an independent director for our Board and the potential for a Related Party Transaction that would be in violation of our Company policy; Mr. Meyers is the Chief Financial Officer of Del Monte Foods and we make purchases in excess of $120,000 from Del Monte Foods. The Corporate Governance Committee determined that the amount of business transacted between the Company and Del Monte Foods was immaterial in amount both to Smart & Final and to Mr. Meyers’ employer, Del Monte Foods. No other Related Party Transaction situations arose during fiscal 2006.

Relationship between Smart & Final Inc. and Casino USA. Groupe Casino, acting through Casino USA, acquired our then parent company in 1984. Collectively, Groupe Casino and its subsidiaries own 54.9% of the shares of our outstanding common stock. Our common stock does not have cumulative voting rights. Thus, Groupe Casino, as the holder of shares having more than 50% of the voting power, may elect all of our directors. The holders of the remaining shares would not be able to elect any directors.

Groupe Casino owns approximately 99% of the outstanding shares of Casino USA’s capital stock. Pursuant to the terms of the Stock Purchase Agreement dated as of February 20, 2007, by and between Sharp Holdings Corp., an affiliate of Apollo Management, L.P., on the one hand and Casino USA and Groupe Casino on the other hand, and concurrently with the closing of the proposed merger between affiliates of Apollo Management, L.P. and Smart & Final Inc., Groupe Casino has agreed to sell all the issued and outstanding shares of Smart & Final Inc. stock currently held by Groupe Casino and Casino USA. For a further discussion of the Stock Purchase Agreement, please see our Definitive Proxy Statement, pages 61–64, filed with the Securities and Exchange Commission on April 27, 2007.

Our Board includes individuals who are employees of Groupe Casino. These individuals are currently Messrs. Aouani and Bourgeron. Although Mr. Ornstein is not directly employed by Groupe Casino,

he is employed by Euris, S.A., which indirectly owns a controlling interest in Groupe Casino. Prior to being appointed as our President and Chief Operating Officer in September 2003 and our Chief Executive Officer in May 2004, Mr. Snollaerts had been associated with Groupe Casino since 1985. Mr. Delolmo also previously held various positions within Groupe Casino. In October 2001, Mr. Delolmo was appointed Senior Vice President of Business Development for our subsidiary, Smart & Final Stores. In December 2002, he became the Senior Vice President of Operations for Smart & Final Stores and in May 2004, he became the Senior Vice President of Operations for Smart & Final Inc. In addition, since July 1999, Mr. Delolmo was the President of Casino USA. From his appointment as Senior Vice President for Smart & Final Stores in December 2002, Mr. Delolmo devoted substantially all of his efforts to the Company. On October 31, 2006, Mr. Delolmo resigned from all positions with the Company and Casino USA to accept a position with another Groupe Casino affiliate; he is no longer affiliated with us.

Certain Transactions between Smart & Final Inc. and Casino USA. We are parties to a tax sharing arrangement with Casino USA covering income tax obligations in the State of California. Under this arrangement, we have made tax sharing payments to, or received benefits from, Casino USA, based upon pre-tax income for financial reporting purposes adjusted for certain agreed upon items. During the fiscal year ended December 31, 2006, we made tax sharing payments to Casino USA aggregating $1,340,000.

In November 2001, we entered into an $87,100,000 operating lease agreement (the “Lease Agreement”). Effective November 29, 2006, we entered into an agreement with the Lease Agreement parties to extend the maturity of the facility to May 29, 2007. Several financial institutions and Casino USA are all participants in the Lease Agreement. As of December 31, 2006, Casino USA’s share of participation in the Lease Agreement was $20,100,000.

Our former Senior Vice President of Operations, Mr. Delolmo, had an expatriate compensation agreement with Casino USA, under which he received payment for various items, including housing expenses, school expenses, personal travel to and from France and the tax gross-up for these reimbursable expenses. As an accommodation to Casino USA, these expenses were initially paid to Mr. Delolmo by us, and we were periodically reimbursed by Casino USA. In fiscal 2006, prior to his resignation from the Company, Mr. Delolmo was paid a total of $227,702 in expatriate expenses including $104,173 in tax gross-up. We have been reimbursed for all of these expenses by Casino USA.

In August 2003, we entered into an Expatriate Compensation Agreement with Mr. Snollaerts and Casino USA, for which he receives payment for various items, including housing expenses, school expenses for his children, personal travel to and from France and the tax gross-up for these reimbursable expenses. (For a further discussion of Mr. Snollaerts’ compensation agreements with us, see “Executive Compensation — Snollaerts Employment Agreement”, page 22 above.)

Item 14. Principal Accounting Fees and Services

E&Y became our independent auditors effective June 7, 2002 upon the recommendation of the Audit Committee and after unanimous approval by the Board. E&Y has now audited all of our financial statements for fiscal years 2001 through 2006, inclusive.

The following fees were paid to E&Y for services rendered for each of the last two fiscal years:

	Fiscal Year Ending
	2006	2005
Audit Fees	$1,248,200	$1,150,000
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	1,000
All Other Fees	4,500	-0-

Total E&Y Fees	$1,252,700	$1,151,000

Audit Fees represent amounts paid for the audit of our consolidated annual financial statements and internal control over financial reporting, reviews of quarterly financial information and accounting consultations. Included in the 2006 and 2005 Audit Fees is approximately $632,800 and $601,000, respectively; related to the audit of internal control over financial reporting.

Tax fees represent amounts for tax consulting services.

All of the fees paid to E&Y in fiscal 2006 and 2005 were pre-approved by the Audit Committee. Our Audit Committee has considered whether the provision of services other than those described above under the heading “Audit Fees” are compatible with maintaining the independence of E&Y.

Audit Committee Pre-Approval Policies

Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. Our Audit Committee has adopted detailed pre-approval policies and procedures pursuant to which audit, audit-related, tax and all other services, including all permissible non-audit services, are pre-approved by category of service. The fees are budgeted, and actual fees versus the budget are monitored throughout the year. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of the Audit Committee before engaging the independent auditor. The policies require the Audit Committee to be informed of each service, and the policies also require the Audit Committee to be informed of all services provided by the independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 27, 2007.

Smart & Final Inc.

By:	/s/ Richard N. Phegley
Richard N. Phegley
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, on behalf of the Registrant and in the capacities indicated on April 27, 2007.

/s/ Etienne Snollaerts Etienne Snollaerts	Director, President and Chief Executive Officer

/s/ Richard N. Phegley Richard N. Phegley	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard A. Link Richard A. Link	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Ross E. Roeder Ross E. Roeder	Chairman of the Board

/s/ L. Hakim Aouani L. Hakim Aouani	Director

/s/ Thierry Bourgeron Thierry Bourgeron	Director

/s/ Timm F. Crull Timm F. Crull	Director

/s/ David L. Meyers David L. Meyers	Director

/s/ Joël-André Ornstein Joël-André Ornstein	Director

/s/ Stephen E. Watson Stephen E. Watson	Director