Form 10-Q
period 2007-03-25
SMART & FINAL INC/DE
filed 2007-05-04
CIK 875751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark	one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2007

or

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

As of May 1, 2007, the registrant had outstanding 32,009,095 shares of common stock.

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

Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Additional information regarding these factors and other risks is included in Part I, Item 1A. “Risk Factors” of our 2006 Annual Report on Form 10-K, as amended. Except as specifically set forth below in Part II, Item 1A. “Risk Factors” and in Part II, Item 5. “Other Information” for material changes, if applicable, during the quarter ended March 25, 2007, we undertake no obligation to update any such forward-looking or other statement.

SMART & FINAL INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	March 25, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,062	$38,800
Accounts receivable, less allowance for doubtful accounts of $293 in 2007 and $261 in 2006	15,548	16,654
Inventories, net	164,665	167,341
Prepaid expenses and other current assets	17,908	16,170
Deferred tax assets	11,335	8,904
Assets held for sale	2,129	2,129

Total current assets	243,647	249,998
Property, plant and equipment:
Land	78,307	79,188
Buildings and improvements	65,184	66,273
Leasehold improvements	145,152	145,552
Fixtures and equipment	227,673	223,824

	516,316	514,837
Less – Accumulated depreciation and amortization	254,069	248,585

Net property, plant and equipment	262,247	266,252
Assets under capital leases, net of accumulated amortization of $3,194 in 2007 and $3,108 in 2006	895	981
Capitalized software, net of accumulated amortization of $12,416 in 2007 and $10,857 in 2006	33,316	33,874
Goodwill	34,775	34,775
Deferred tax assets	29,083	28,199
Equity investment in joint venture	9,355	8,562
Cash held in real estate trust	127	125
Other assets	37,383	37,770

Total assets	$650,828	$660,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital leases	$89,887	$66,888
Notes payable to affiliate	19,495	20,100
Accounts payable	97,954	101,966
Accrued salaries and wages	14,958	17,954
Other accrued liabilities	34,538	40,075

Total current liabilities	256,832	246,983
Long-term liabilities:
Obligations under capital leases	1,130	1,259
Bank debt	—	25,000
Other long-term liabilities	44,290	38,054
Postretirement and postemployment benefits	52,196	54,358

Total long-term liabilities	97,616	118,671
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value (authorized 10,000,000 shares; no shares issued)	—	—
Common stock, $0.01 par value (authorized 100,000,000 shares; 32,829,874 shares issued and outstanding in 2007 and 32,664,086 in 2006)	326	323
Additional paid-in capital	243,960	241,489
Retained earnings	87,538	88,355
Accumulated other comprehensive loss	(24,047)	(24,130)
Notes receivable for common stock	(18)	(18)
Treasury stock, at cost, 822,744 shares in 2007 and 809,632 in 2006	(11,379)	(11,137)

Total stockholders’ equity	296,380	294,882

Total liabilities and stockholders’ equity	$650,828	$660,536

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Twelve Weeks Ended
	March 25, 2007	March 26, 2006
	(Unaudited)
Sales	$468,492	$446,779
Cost of sales, buying and occupancy	395,504	375,962

Gross margin	72,988	70,817
Operating and administrative expenses	73,498	64,720

(Loss) income from operations	(510)	6,097
Interest expense, net	1,823	2,405

(Loss) income before income taxes	(2,333)	3,692
Income tax benefit (provision)	923	(1,443)
Equity earnings of joint venture	710	263

Net (loss) income	$(700)	$2,512

(Loss) earnings per common share	$(0.02)	$0.08

Weighted average common shares	31,664,731	31,111,983

(Loss) earnings per common share, assuming dilution	$(0.02)	$0.08

Weighted average common shares and common share equivalents	31,664,731	31,811,594

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twelve Weeks Ended
	March 25, 2007	March 26, 2006
	(Unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(700)	$2,512
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	4,540	4,296
Amortization	4,186	3,832
Amortization of deferred financing costs	98	115
Share-based compensation	892	338
Excess tax benefit from share-based compensation	(448)	(438)
Deferred tax benefit	(3,315)	(124)
Equity earnings of joint venture	(710)	(263)
Asset impairment, at gross	84	142
(Gain) loss on disposal of property, plant and equipment	(988)	1
Decrease (increase) in:
Accounts receivable	1,106	6,064
Inventories	2,675	145
Prepaid expenses and other assets	(1,430)	1,024
Increase (decrease) in:
Accounts payable	(4,012)	(7,362)
Accrued salaries and wages	(2,996)	(5,628)
Other accrued liabilities	956	(17,739)

Net cash used in operating activities	(62)	(13,085)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(6,543)	(6,227)
Proceeds from disposal of property, plant and equipment	2,611	22
Investment in capitalized software	(1,191)	(1,317)
Other	(72)	(14)

Net cash used in investing activities	(5,195)	(7,536)
Cash Flows from Financing Activities:
Payments on bank line of credit	(15,000)	(20,000)
Borrowings on bank line of credit	15,000	40,000
Payments on notes payable	(2,736)	(219)
Excess tax benefits from share-based compensation	448	438
Stock repurchases	(242)	(289)
Proceeds from issuance of common stock, net of costs	1,049	2,131

Net cash (used in) provided by financing activities	(1,481)	22,061

(Decrease) increase in cash and cash equivalents	(6,738)	1,440
Cash and cash equivalents at beginning of the period	38,800	31,887

Cash and cash equivalents at end of the period	$32,062	$33,327

The accompanying notes are an integral part of these consolidated financial statements.

SMART & FINAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Basis of presentation

Smart & Final Inc. is a Delaware corporation and at March 25, 2007 was a 52.1 percent owned subsidiary of Casino USA, Inc. (“Casino USA”), a California corporation. References in this report to “we,” “our” and “us” are to Smart & Final Inc. and its subsidiaries, collectively.

Casino Guichard-Perrachon, S.A. (“Groupe Casino”), a publicly traded French joint stock limited liability company, is the principal shareholder of Casino USA. Collectively, Groupe Casino and its subsidiaries own approximately 54.9 percent of our common stock as of March 25, 2007.

The accompanying consolidated financial statements are unaudited except for the consolidated balance sheet as of December 31, 2006, which was derived from audited financial statements. These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended. In the opinion of management, these financial statements include all adjustments, which consisted of normal recurring items necessary for a fair presentation for such periods but should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior periods to conform to current presentations. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K, as amended.

Fiscal years

Our fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

Treasury stock

We record the repurchase of our common stock, as well as our common stock accepted from exercises of stock options, and stock appreciation rights (SARs) or as withdrawal penalty under the Supplemental Deferred Compensation Plan, as amended and the Directors Deferred Compensation Plan, as amended, as “Treasury stock” under “Stockholders’ equity” on our consolidated balance sheets using the cost method. During the first quarter 2007, 13,112 shares were retained from an exercise of SARs at the cost of $18.42 per share. At March 25, 2007, the balance of treasury stock was $11.4 million, or 822,744 shares of our common stock.

Share-based compensation

Effective beginning January 2, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to be recognized in the financial statements based on their fair values.

Upon adoption of SFAS No. 123(R), we selected the Black-Scholes multiple option-pricing model to determine the grant date fair value for each stock option and SAR grant. The Black-Scholes multiple option-pricing model requires extensive use of subjective assumptions. These assumptions include the length of time between vesting and exercising, the estimated volatility of our common stock price over the expected term and the risk-free interest rate. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in our consolidated statement of operations.

We recognize compensation cost only for those awards which the requisite service is expected to be provided by estimating its forfeiture. The cumulative compensation cost recognized reflects the impact of actual forfeiture.

We reported the share-based compensation under “Operating and administrative expenses” on our consolidated statements of operations and under “Additional paid-in capital” in the “Stockholders’ equity” section on our consolidated balance sheets. During the first quarter 2007, one restricted stock grant attained its market condition and accordingly, we recorded $0.3 million of compensation expense related to the accelerated vesting. Total share-based compensation cost recognized was $0.9 million for the first quarter 2007 and $0.3 million for the first quarter 2006. The related income tax benefit recognized was $0.4 million for the first quarter 2007 and $0.1 million for the first quarter 2006. The remaining unrecognized compensation cost related to the nonvested awards at March 25, 2007 was $3.7 million.

(Loss) earnings per common share

(Loss) earnings per common share is calculated based on the weighted average common shares outstanding. Earnings per common share, assuming dilution, is based on the weighted average common shares and common share equivalents outstanding. Common share equivalents relate to outstanding stock options and SARs for our common stock and unvested restricted stock. The number of shares issued upon exercise during the 12 weeks ended March 25, 2007 was 165,788. Inclusion of common share equivalents in the calculation of loss per common share, assuming dilution, would be antidilutive; and accordingly, common share equivalents are excluded from such calculation.

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles share amounts utilized to calculate earnings or loss per common share and earnings or loss per common share, assuming dilution:

	Twelve Weeks Ended
	March 25, 2007	March 26, 2006
Net (loss) income, in thousands	$(700)	$2,512

(Loss) earnings per common share	$(0.02)	0.08
Effect of dilutive stock equivalents	—	—

(Loss) earnings per common share, assuming dilution	$(0.02)	$0.08

Weighted average common shares	31,664,731	31,111,983
Effect of dilutive stock equivalents	—	699,611

Weighted average common shares and common share equivalents	31,664,731	31,811,594

Outstanding stock options and SARs with exercise prices greater than the average market price of the common stock during the reporting periods and those outstanding awards that were anti-dilutive after the treasury method was applied were not included in the computation of diluted earnings per share.

2.	New Accounting Pronouncements

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in comprehensive income. We adopted SFAS No. 158 regarding the recognition element as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of the remaining elements of SFAS No. 158 will have any material impact on our results of operations or financial position.

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

FIN No. 48

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires the enterprise to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, FIN No. 48 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 as of January 1, 2007 (see Note 7. “Income Taxes”).

3.	Strategic Alternatives Review and Recent Developments

On April 2, 2006, we announced that our Board of Directors had initiated a review of our strategic alternatives in view of the announcement by Groupe Casino of its intention to sell a significant portion of its non-core assets by end of 2007. We engaged financial and legal advisors to assist in the review of our strategic alternatives. Costs associated with the assessment of strategic alternatives included in net loss for first quarter 2007 were $1.1 million net of tax, or $0.04 per diluted share.

On February 20, 2007, we entered into a definitive merger agreement (“Merger Agreement”) to be acquired by affiliates of Apollo Management, L.P. (“Apollo”). Pursuant to the Merger Agreement, each issued and outstanding share of our common stock will be converted into the right to receive $22.00 per share in cash, other than (i) shares held by Casino USA, and (ii) shares owned by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law. An Apollo affiliate has also entered into a stock purchase agreement with Groupe Casino and Casino USA to purchase Casino USA for a purchase price based on the number of our shares held by Casino USA at the same $22.00 per share priced to be paid in the Merger, subject to certain adjustments (this transaction is conditioned on the concurrent closing of the Merger Agreement).

The Merger Agreement is subject to approval by our stockholders, as well as other customary closing conditions, including the expiration or termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On March 28, 2007, Groupe Casino and Apollo were notified that they had received early termination of the waiting period.

On April 27, 2007 the Merger Agreement was amended to modify certain terms relating to our Board’s ability to consider competing proposals to the Merger Agreement and relating to conditions under which Apollo must consummate the Merger Agreement. Also on April 27, 2007 we filed a definitive proxy statement and set May 29, 2007 as the date of the special meeting of stockholders of Smart & Final Inc. to consider and vote on the approval and adoption of the Merger Agreement, as amended.

The Merger Agreement provides that, upon termination under specified circumstances, we would be obligated to pay Apollo a termination fee of $25.0 million. These circumstances are more fully described in the definitive proxy statement filed with the Securities and Exchange Commission on April 27, 2007.

4.	Debt

Amended Credit Facility

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At March 23, 2007, the six-month Eurodollar LIBOR rate offered for borrowings in U.S. dollars was 5.32 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At March 25, 2007, $25.0 million of revolving loans and $5.6 million of letters of credit were outstanding. At March 25, 2007, we had $119.4 million available under our Amended Credit Facility.

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

During first quarter 2007, we sold one closed store location under the Lease Agreement. The $2.6 million proceeds generated from the sale was used to reduce the value of the Lease Agreement, including $0.6 million paid toward the interest held by Casino USA. At March 25, 2007, the Lease Agreement as amended, with a value of $83.8 million, provided the financing for two distribution facilities and 19 store locations. At March 25, 2007, Casino USA held a $19.5 million interest in the Lease Agreement.

The current maturity date of the Lease Agreement coincides with the special meeting of stockholders to be held on May 29, 2007. Although the Merger Agreement provides for the extinguishment of the Amended Credit Facility and the Lease Agreement at time of closing, the closing of the Merger Agreement is not expected to be consummated as of May 29, 2007. Accordingly, we are assessing our options with respect to the maturity of the Lease Agreement. At this point in time we are unable to identify what specific course of action we will pursue.

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

As of March 25, 2007, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

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

As of March 25, 2007 we were in compliance with all covenants, as amended with the exception of one covenant contained in both the Amended Credit Facility and the Lease Agreement. Included in the calculation of the covenant for which we were not in compliance was approximately $4.8 million of costs associated with our review of strategic alternatives. Without these costs we would have been in compliance. On April 23, 2007 we secured waivers of the event of default for the first quarter 2007 and the second quarter 2007 for both the Amended Credit Facility and the Lease Agreement. Our obligation of $25.0 million under the Amended Credit Facility was classified as current maturities of long-term debt on our consolidated balance sheet at March 25, 2007 as the waiver does not cover a full one year period. The Amended Credit Facility expires on November 18, 2009 and accordingly, the obligation under this agreement was classified as long-term debt at December 31, 2006. The Lease Agreement has been classified as current maturities of long-term debt and notes payable to affiliate on our consolidated balance sheets at March 25, 2007 and December 31, 2006 due to its extended expiration in May 2007.

Interest

Interest paid on our debt aggregated $2.0 million for the 12 weeks ended March 25, 2007 and $2.3 million for the 12 weeks ended March 26, 2006.

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

The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 25, 2007	March 26, 2006
Service cost	$880	$916
Interest cost	1,406	1,325
Expected return on plan assets	(1,559)	(1,351)
Amortization of prior service cost	33	49
Amortization of net actuarial loss	500	733

Net periodic benefit cost	$1,260	$1,672

As we previously disclosed in our 2006 Annual Report on Form 10-K, as amended, we are not required to make any contributions for the 2007 plan year pursuant to the minimum funding requirement of ERISA; however, we may elect to contribute an amount ranging from $4.0 million to $6.0 million to this plan in 2007. During first quarter 2007, we made a $4.0 million contribution to this plan.

Supplemental Executive Retirement Plan

We have in place a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain officers in retirement. We have invested in corporate-owned life insurance policies, which provide partial funding for the SERP.

The components included in the net periodic benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 25, 2007	March 26, 2006
Service cost	$147	$128
Interest cost	220	184
Amortization of prior service cost	30	30
Amortization of actuarial loss	82	58

Net periodic benefit cost	$479	$400

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

The components included in the postretirement benefit cost for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 25, 2007	March 26, 2006
Service cost	$183	$182
Interest cost	270	276
Amortization of prior service cost	26	4

Net periodic benefit cost	$479	$462

6.	Comprehensive (Loss) Income

Comprehensive (loss) income was computed as follows, in thousands:

	Twelve Weeks Ended
	March 25, 2007	March 26, 2006
Net (loss) income	$(700)	$2,512
Other comprehensive income:
Foreign currency translation adjustments	83	17

Total other comprehensive income	83	17

Total comprehensive (loss) income	$(617)	$2,529

In accordance with accounting principles generally accepted in the United States, the functional currency for our Mexico operations has been the Mexican Peso. As such, foreign currency translation gains and losses are included in other comprehensive income.

7.	Income Taxes

We adopted FIN No. 48 as of January 1, 2007 (See Note 2 “New Accounting Pronouncements”). As a result of the implementation of FIN No. 48, we recognized an increase of $3.3 million in liabilities for uncertain tax positions, a charge of $0.1 million to retained earnings and an increase of $3.2 million in deferred tax assets. At the adoption date of January 1, 2007 and at March 25, 2007, we had $5.7 million of unrecognized tax benefits, $2.4 million of which would affect our effective tax rate if recognized.

We report interest and penalties related to uncertain tax positions under Income tax benefit (provision) on our consolidated statement of operations. During the first quarter 2007, we recognized an immaterial amount of interest expense and had approximately $0.3 million of interest accrued as of March 25, 2007.

The tax years from 2002 to 2006 remain open to examination by the major tax jurisdictions to which we are subject.

Smart & Final Inc. and Casino USA are parties to a tax sharing arrangement covering income tax obligations in the state of California. Under this arrangement, we make tax sharing payments to, or receive benefits from, Casino USA based upon pre-tax income or loss for financial reporting purposes adjusted for certain agreed upon items.

Tax payments made to governments and Casino USA for the periods indicated are as follows, in thousands:

	Twelve Weeks Ended
	March 25, 2007	March 26, 2006
Tax sharing (benefits received from) payments made to Casino USA	$1,058	$443
Taxes paid to federal government	—	—
Taxes paid to states other than California	—	—

Total taxes (benefits received) paid	$1,058	$443

8.	Legal Actions

On February 21, 2007 and February 26, 2007, putative class actions entitled City of Ann Arbor Employees’ Retirement System vs. Smart & Final Inc., et al. and Call 4U, LTD. vs. Smart & Final Inc., et al. were filed against us and members of our board of directors in the Supreme Court of the State of California, County of Los Angeles. In each complaint, the named plaintiffs propose to represent a class of our stockholders and claim that, among other things, the proposed merger is the product of alleged breaches of duty and self-dealing by our board of directors. Along with other relief, the complaints seek an injunction against the closing of the proposed merger. We believe that the actions are without merit and that we have substantial defenses to the claims.

On April 27, 2007 we and members of our board of directors through counsel entered into a memorandum of understanding with counsel for the plaintiffs in the City of Ann Arbor and Call 4U, LTD. actions under which, subject to court approval, the two actions would be dismissed with prejudice. We have recorded a pre tax charge in the first quarter 2007 in the amount of $0.9 million related to our legal defense fees and settlement costs associated with these actions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2006 Annual Report on Form 10-K, as amended. Our MD&A provides an overview of our results of operations for the 12 weeks ended March 25, 2007 as compared to the equivalent period of 2006. This is followed by a discussion and analysis of our cash flows, capital requirements and financing activities. Lastly, we discuss new accounting pronouncements and critical accounting policies incorporated in our reported financial statements.

Each of our fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter.

Summary

The major factors that impacted our results of operations and financial position for the 12-week quarters ended March 25, 2007 and March 26, 2006 are as follows:

•

Our first quarter 2007 sales increased 4.9 percent over the first quarter 2006, attributable to the comparable store sales growth of 3.8 percent as well as growth from the opening of new stores and relocated stores since the end of the first quarter 2006.

•

Gross margin rate decreased over the prior year quarter as a result of lower profit rate from product sales and higher store occupancy costs which were partially offset by decreased distribution costs.

•

Operating and administrative expense for the first quarter 2007 increased in dollars and as a percentage of sales as compared to the first quarter 2006 largely attributable to costs associated with our assessment of strategic alternatives and increased costs in information systems, store operations, litigation and share-based compensation, partially offset by increased gain from property sales.

We reported a net loss of $0.7 million, or $(0.02) per diluted share, for the 12 weeks ended March 25, 2007, compared to net income of $2.5 million, or $0.08 per diluted share, for the 12 weeks ended March 26, 2006.

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

Recent Developments

On February 20, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Sharp Holdings Corp., a Delaware corporation (“Buyer”), Sharp Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Buyer (“Acquisition Sub”), and us, pursuant to which Acquisition Sub will merge with and into Smart & Final Inc., with Smart & Final Inc. as the surviving corporation (the “Merger”). Buyer and Acquisition Sub are affiliates of Apollo Management, L.P., a Delaware limited partnership (“Apollo”).

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

Completion of the Merger is subject to customary closing conditions, including, among others, approval by our stockholders and expiration or termination of all waiting periods required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On March 28, 2007, Groupe Casino and Apollo were notified that they had received early termination of the waiting period under the HSR Act.

On April 27, 2007 the Merger Agreement was amended to modify certain terms relating to our Board’s ability to consider competing proposals to the Merger Agreement and relating to conditions under which Apollo must consummate the Merger Agreement. Also on April 27, 2007 we filed a definitive proxy statement and set May 29, 2007 as the date of the special meeting of stockholders of Smart & Final Inc. to consider and vote on the approval and adoption of the Merger Agreement, as amended.

Results of Operations

The following table shows, for the periods indicated, certain consolidated statements of operations data, expressed as a percentage of sales. Totals may not aggregate due to rounding.

	Twelve Weeks Ended
	March 25, 2007	March 26, 2006
Sales	100.0%	100.0%
Cost of sales, buying and occupancy	84.4	84.1

Gross margin	15.6	15.9
Operating and administrative expenses	15.7	14.5

(Loss) income from operations	(0.1)	1.4
Interest expense, net	0.4	0.5

(Loss) income before income taxes	(0.5)	0.8
Income tax benefit (provision)	0.2	(0.3)
Equity earnings of joint venture	0.2	0.1

Net (loss) income	(0.1)%	0.6%

Comparison of Twelve Weeks Ended March 25, 2007 with Twelve Weeks Ended March 26, 2006.

Sales

Sales in the first quarter 2007 were $468.5 million, an increase of 4.9 percent over the first quarter 2006 sales of $446.8 million. Our first quarter 2007 comparable store sales increased by 3.8 percent compared to the 2006 level. We define comparable stores as those that have been in operation for 52 full weeks, including stores that have been remodeled or relocated within their same market area.

The year-to-year increase in comparable store sales was primarily attributable to the favorable increase in both average transaction and transaction count. In the first quarter 2007, the comparable average transaction increased by 2.3 percent to $44.56 from $43.54 for the first quarter 2006 and the transaction counts increased by 1.4 percent.

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

Gross margin increased $2.2 million, or 3.1 percent, to $73.0 million for the first quarter 2007 as compared to $70.8 million for the first quarter 2006. The increase in gross margin was primarily related to increased sales and decreased distribution costs, partially offset by decreased product margins and increased occupancy costs.

As a percentage of sales, gross margin was 15.6 percent for the first quarter 2007 as compared to 15.9 percent for the first quarter 2006. The 0.3 percent decrease was primarily due to the 0.56 percent decrease in gross profit rate from product sales and 0.18 percent increase in occupancy costs, partially offset by 0.52 percent decrease in distribution costs. The lower gross profit rate from product sales for the first quarter 2007 was partially attributable to increased inventory loss and promotional activities during the first quarter 2007 as compared to the same quarter of 2006. The increase in occupancy cost was due to the new and relocated stores and store remodeling. The decreased distribution cost was primarily due to decreased warehouse shrinkage and favorable labor related costs for the first quarter 2007 as compared to the first quarter 2006.

Operating and administrative expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level (primarily labor and related fringe benefit costs), advertising and marketing costs, overhead costs and corporate office costs.

Operating and administrative expenses increased $8.8 million, or 13.6 percent, to $73.5 million for the first quarter 2007 as compared to $64.7 million for the first quarter 2006.

As a percentage of sales, operating and administrative expenses increased to 15.7 percent for the first quarter 2007 from 14.5 percent for the first quarter 2006. The 1.2 percent increase is comprised of 0.41 percent in costs associated with our assessment of strategic alternatives, 0.34 percent increase related to store operations, 0.28 percent increase in information system costs, primarily a result of increased costs associated with computer maintenance, consultants and software amortization, 0.19 percent in fees and settlement costs related to a stockholder litigation matter and 0.11 percent increase in share-based compensation. These increases were partially offset by a 0.22 percent increase in gain from sale of a store property during the first quarter 2007.

Interest expense, net

Interest expense, net decreased to $1.8 million for the first quarter 2007 as compared to $2.4 million for the first quarter 2006. The decrease was due to the lower average debt outstanding partially offset by slightly higher average interest rates. At the end of the first quarter 2007, the outstanding balance on the revolving credit facility was $25.0 million, compared with $40.0 million at the end of the first quarter 2006.

Income tax benefit (provision)

Income tax benefit was $0.9 million as a result of the pretax loss for the first quarter 2007 as compared to income tax expense of $1.4 million for the first quarter 2006. The effective tax rate for the first quarter 2007 was 39.6 percent and the effective tax rate for the first quarter 2006 was 39.1 percent.

Equity earnings of joint venture

Our wholly-owned subsidiary, Smart & Final de Mexico S.A. de C.V. (“Smart & Final Mexico”), is a Mexico holding company that owns 50 percent of a joint venture with the operators of the Calimax store chain. The joint venture operated 13 stores in Mexico as a Mexican domestic corporation as of March 25, 2007. Our interest in the joint venture is not consolidated and is reported on the equity basis of accounting. During the first quarter 2007, the equity earnings from the joint venture was $0.7 million, as compared to $0.3 million in the first quarter 2006.

Liquidity and Capital Resources

Cash flows and financial positions

Net cash used in operating activities was $0.1 million in the first quarter 2007, as compared to net cash used by operating activities of $13.1 million in the comparable 2006 period. The increase or decrease in cash provided by operating activities reflects our operating performance and the timing of receipts and disbursements. The cash outflow in the first quarter of 2007 was primarily due to cash payments lowering accounts payable, cash payments for 2006 incentive compensation, and a $4.0 million pension plan funding contribution substantially offset by other favorable working capital changes including a slight reduction in inventory balances. The cash outflow in the first quarter of 2006 was primarily due to cash payments for settlement distributions associated with a litigation matter and 2005 incentive compensation and cash payments lowering our accounts payable, partially offset by cash collections lowering our accounts receivable balance.

Net cash used in investing activities was $5.2 million in the first quarter 2007 as compared to $7.5 million in the comparable 2006 period. The decrease was attributable to the $2.6 million proceeds from sale of a closed store property during the first quarter 2007. In the first quarter 2007, our capital expenditures were $7.7 million, slightly higher than $7.5 million for the first quarter 2006.

Net cash used in financing activities was $1.5 million in the first quarter 2007 as compared to net cash provided by financial activities of $22.1 million in the comparable 2006 period. Net cash used in the first quarter 2007 of $1.5 million was primarily a result of the repayment of $2.6 million notes payable with the proceeds from the sale of a closed store property mentioned above partially offset by cash proceeds of $1.0 million from issuance of common stock. During the first quarter 2007, there was no additional borrowing under a revolving bank credit facility and at March 25, 2007, the total borrowing under this credit facility was $25.0 million. Net cash provided in the first quarter 2006 of $22.1 million was primarily a result of an additional $20.0 million of borrowings under the credit facility and $2.1 million of cash proceeds from issuance of common stock. At March 26, 2006, the total borrowing under this credit facility was $40.0 million.

At March 25, 2007, we had cash and cash equivalents of $32.1 million, stockholders’ equity of $296.4 million and debt, excluding capital leases, of $108.8 million. At March 25, 2007, we had a deficit in working capital of $13.2 million, compared to working capital of $3.0 million at December 31, 2006. The decrease in working capital during the first quarter 2007 was primarily due to our $25.0 million obligation under the credit facility being reported under current liabilities at March 25, 2007 whereas such borrowing was reported under long-term liabilities at December 31, 2006. For further discussion about this bank credit facility, see “Bank credit facility, lease facility and other financing activities” below.

Capital expenditure and other capital requirements

Our primary requirement for capital is the financing for buildings, leasehold improvements, equipment and initial set-up expenditures for new, relocated and remodeled stores, investment in capitalized software and hardware as well as general working capital requirements.

During the 12 weeks ended March 25, 2007, we opened one new store. During 2006 in the western United States, we opened six stores and relocated one store. Our current plans are to open or relocate approximately eight stores during 2007. We estimate that the capital expenditure requirement for improvements and equipment for a new store is approximately $1.1 million to $3.4 million. We typically enter into lease arrangements for our store properties. From time to time we may purchase the properties for an additional capital investment that depends on the property location and market value. Working capital investment related to a new store is approximately $0.2 million and primarily relates to inventory net of trade vendor accounts payable. We also plan to perform approximately three major remodels to existing stores in 2007 which generally require capital expenditures in excess of $0.4 million per major remodel. Total capital expenditures, including investment in capitalized software, for 2007 are currently estimated at $37 million to $42 million. However, we cannot assure that these estimates will be realized and our capital program plans are subject to change upon our further review.

We have various retirement plans, which subject us to various funding obligations. Our noncontributory defined benefit retirement plan covers substantially all of our full time employees. We fund this plan with contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). Changes in the benefit plan assumptions as well as the funded status of the plan impact the funding and expense levels for future periods. As we previously disclosed in our 2006 Annual Report on Form 10-K, as amended, we are not required to make any contributions for the 2007 plan year pursuant to the minimum funding requirements of ERISA; however, we may elect to contribute an amount ranging from $4.0 million to $6.0 million to this plan in 2007. During the first quarter 2007, we made a $4.0 million contribution to this plan.

Bank credit facility, lease facility and other financing activities

Amended Credit Facility

In November 2004, we entered into a $150.0 million Amended and Restated Credit Agreement (“Amended Credit Facility”) with a syndicate of banks. The Amended Credit Facility is a secured revolving credit facility with a five-year term expiring on November 18, 2009. Interest for the Amended Credit Facility is at the base rate or at the reserve adjusted Eurodollar rate plus, in each case, an applicable margin. Commitment fees are charged on the undrawn amount at rates ranging from 0.15 percent to 0.50 percent. At March 23, 2007, the six-month Eurodollar LIBOR rate offered for borrowings in U.S. dollars was 5.32 percent.

At our option, the Amended Credit Facility can be used to support up to $15.0 million of commercial letters of credit. Principal repayments may be required prior to the final maturity. Additionally, under certain conditions, pay-downs toward the facility are treated as permanent reductions to the amount committed. At March 25, 2007, $25.0 million of revolving loans and

$5.6 million of letters of credit were outstanding. At March 25, 2007, we had $119.4 million available under our Amended Credit Facility.

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

During first quarter 2007, we sold one closed store location under the Lease Agreement. The $2.6 million proceeds generated from the sale was used to reduce the value of the Lease Agreement, including $0.6 million paid toward the interest held by Casino USA. At March 25, 2007, the Lease Agreement as amended, with a value of $83.8 million, provided the financing for two distribution facilities and 19 store locations. At March 25, 2007, Casino USA held a $19.5 million interest in the Lease Agreement.

The current maturity date of the Lease Agreement coincides with the special meeting of stockholders to be held on May 29, 2007. Although the Merger Agreement provides for the extinguishment of the Amended Credit Facility and the Lease Agreement at time of closing, the closing of the Merger Agreement is not expected to be consummated as of May 29, 2007. Accordingly, we are assessing our options with respect to the maturity of the Lease Agreement. At this point in time we are unable to identify what specific course of action we will pursue.

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

As of March 25, 2007, there was $0.1 million cash funds in the real estate trust that are restricted as to their use which were reflected on our consolidated balance sheets as “Cash held in real estate trust.” These cash funds are the remainder of proceeds generated in 2003 from the sale of a Florida distribution facility and a Florida store property originally owned by the real estate trust that were subsequently used in 2004 to purchase six of our owned store properties by the real estate trust.

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

As of March 25, 2007 we were in compliance with all covenants, as amended with the exception of one covenant contained in both the Amended Credit Facility and the Lease Agreement. Included in the calculation of the covenant for which we were not in compliance was approximately $4.8 million of costs associated with our review of strategic alternatives. Without these costs we would have been in compliance. On April 23, 2007 we secured waivers of the event of default for the first quarter 2007 and the second quarter 2007 for both the Amended Credit Facility and the Lease Agreement. Our obligation of $25.0 million under the Amended Credit Facility was classified as current maturities of long-term debt on our consolidated balance sheet at March 25, 2007 as the waiver does not cover a full one year period. The Amended Credit Facility expires on November 18, 2009 and accordingly, the obligation under this agreement was classified as long-term debt at December 31, 2006. The Lease Agreement has been classified as current maturities of long-term debt and notes payable to affiliate on our consolidated balance sheets at March 25, 2007 and December 31, 2006 due to its extended expiration in May 2007.

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have availability under bank credit facilities. We expect to be able to fund future capital expenditures and other cash requirements by a combination of available cash and cash from operations and other borrowings. We believe that our sources of funds are adequate to provide for working capital, capital expenditures, and debt service requirements for the foreseeable future.

New Accounting Pronouncements

SFAS No. 158

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in comprehensive income. We adopted SFAS No. 158 regarding the recognition element as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of the remaining elements of SFAS No. 158 will have any material impact on our results of operations or financial position.

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

FIN No. 48

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires the enterprise to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, FIN No. 48 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 as of January 1, 2007.

As a result of the implementation of FIN No. 48, we recognized an increase of $3.3 million in liability for uncertain tax positions, a charge of $0.1 million to retained earnings and an increase of $3.2 million in deferred tax assets. At the adoption date of January 1, 2007 and at March 25, 2007, we had $5.7 million of unrecognized tax benefits, $2.4 million of which would affect our effective tax rate if recognized.

We report interest and penalties related to uncertain tax positions under Income tax benefit (provision) on our consolidated statement of operations. During the first quarter 2007, we recognized an immaterial amount of interest expense and had approximately $0.3 million of interest accrued as of March 25, 2007.

The tax years from 2002 to 2006 remain open to examination by the major tax jurisdictions to which we are subject.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting policies, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2006 Annual Report on Form 10-K, as amended. Except for the adoption of FIN No. 48 as described above, there was no change in our critical accounting policies during the first quarter 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and the foreign exchange rates between the U.S. Dollar and foreign currencies, primarily the Mexican Peso. Our primary market risk management objective is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. As of March 25, 2007, our exposure to foreign currency risk was limited.

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

Foreign Currency Risk

Our exposure to foreign currency risk is limited to our operations under Smart & Final Mexico and the equity earnings of its Mexico joint venture. As of March 25, 2007, such exposure was the $9.9 million net investment in Smart & Final Mexico which was comprised primarily of the Mexico joint venture. Our other transactions are conducted in U.S. Dollars and are not exposed to fluctuations in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 25, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic Securities and Exchange Commission reports.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter ended March 25, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently in the process of implementing a new accounting system that will replace our current system. The full implementation of the new accounting system will materially impact our internal control over financial reporting as this new system will change existing business and accounting control processes. We are implementing this system in a phased approach and successfully implemented two modules during our third quarter 2006. While implementation activity is ongoing, we did not implement any additional modules in our first quarter 2007. We have implemented several additional modules in the early part of the second quarter 2007 including various core modules including general ledger, accounts payable and purchasing. We believe the implementation of the aforementioned modules in our second quarter 2007 has resulted in a material change in our internal control over financial reporting for our second quarter 2007 reporting. We plan to complete the final phases of our accounting system implementation in the third quarter 2007.

Additional information regarding a report of management’s assessment of the effectiveness of our internal control as of December 31, 2006 and our independent registered public accounting firm’s report dated February 26, 2007 on management’s assessment as of December 31, 2006 were included in Part II, Item 9. “Financial Statements and Supplementary Data” of our 2006 Annual Report on Form 10-K, as amended.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On February 21, 2007 and February 26, 2007, putative class actions entitled City of Ann Arbor Employees’ Retirement System vs. Smart & Final Inc., et al. and Call 4U, LTD. vs. Smart & Final Inc., et al. were filed against us and members of our board of directors in the Superior Court of the State of California, County of Los Angeles. In each complaint, the named plaintiffs propose to represent a class of our stockholders and claim that, among other things, the proposed merger is the product of alleged breaches of duty and self-dealing by our board of directors. Along with other relief, the complaints seek an injunction against the closing of the proposed merger. We believe that the actions are without merit and that we have substantial defenses to the claims.

On April 27, 2007 we and members of our board of directors through counsel entered into a memorandum of understanding with counsel for the plaintiffs in the City of Ann Arbor and Call 4U, LTD. actions under which, subject to court approval, the two actions would be dismissed with prejudice. We have recorded a pre tax charge in the first quarter 2007 in the amount of $0.9 million related to our legal defense fees and settlement costs associated with these actions

We are named as a defendant in a number of other lawsuits or are otherwise a party to certain litigation arising in the ordinary course of our operations. We do not believe that the ultimate determination of these other cases will either individually or in the aggregate have a material adverse effect on our results of operations or financial position.

Item 1A.	Risk Factors

We did not experience any material changes from risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2006 Annual Report on Form 10-K, as amended, and for the period covered by this quarterly report on Form 10-Q.

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

SMART & FINAL INC.

Date: May 3, 2007	By:	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Senior Vice President and Chief Financial Officer